Form 10QSB
period 1999-09-30
CREATIVE BEAUTY SUPPLY INC
filed 1999-11-19
CIK 1011662

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              September 30, 1999

        [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE EXCHANGE ACT

For the transition period from:               to:


Commission file number:        000-26361

                           Creative Beauty Supply, Inc.
              (Exact name of Small Business Issuer in its charter)

             NEW JERSEY                               22-3392051
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization                Identification No.)


 380 Totowa Road, Totawa, NJ                             07512
 (Address of principal executive offices)                (Zip Code)

Registrant's Telephone number, including area code: (973-904-0004

 Check mark whether the Issuer (1) has filed all reports required by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90
days. YES: X   NO:

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PREVIOUS FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.
YES: X   NO:

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,865,650

 Transitional Small Business Disclosure Format. YES:   NO: X

PART I   FINANCIAL INFORMATION


               CREATIVE BEAUTY SUPPLY, INC.
                     BALANCE SHEETS


                        ASSETS


                                    September 30,         March 31,
                                      1999                 1999
                                   -------------        -----------
                                   (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents         $319,080              $324,683
  Accounts receivable                  3,652                 3,263
  Inventory                           57,436                72,904
  Prepaid expenses                       810                 2,331
                                    --------             ---------
  TOTAL CURRENT ASSETS               380,978               403,181

PROPERTY AND EQUIPMENT,
   net of accumulated
  depreciation of $8,116
  (September 1999) and $7,034
  (March 1999)                         3,234                 4,316

OTHER ASSETS:
  Organization cost, net
  of accumulated amortization of
  $422 (September 1999) and $366
    (March 1999)                         141                   197
                                     --------              -------

TOTAL ASSETS                        $384,353              $407,694


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade         $  10,243            $    9,863
  Payroll taxes withheld
    and accrued                          687                   698
  Accrued salaries -
     officer's salaries              113,558                98,365
  Accrued expenses                    19,740                19,770
                                   ---------            ----------
  TOTAL CURRENT LIABILITIES          144,228               128,696
                                   ---------             ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001,
  authorized 10,000,000 shares;
    issued and outstanding
    -0- shares                             -                     -
  Common stock, par value
     $.001, authorized 100,000,000
     shares; issued and outstanding
     1,864,650 shares                   1,865                1,865
  Additional paid-in capital          467,541              472,541
  Accumulated deficit                (229,281)            (195,408)
                                    ---------           ----------
  TOTAL STOCKHOLDERS' EQUITY          240,125              278,998
                                    ---------           ----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY              $384,353             $407,694


              The accompanying note is an integral part
                  of these financial statements.

                   CREATIVE BEAUTY SUPPLY, INC.
                    STATEMENTS OF OPERATIONS

                         (UNAUDITED)


                                                   Six Months Ended           Six months Ended
                                                    September 30,                 September 30,
                                                   ------------------        --------------------
                                                 1999             1998       1999           1998
                                                ------           ------     ------         ------
NET SALES                                      126,656          $146,723   $  61,777    $  76,402

COST OF GOODS SOLD                             100,352           118,809      48,435       62,318
                                              --------          --------   ---------    ---------
GROSS PROFIT                                    26,304            27,914      13,342       14,084
                                              --------          --------    --------     --------
OPERATING EXPENSES:
  Salaries - officers                           30,192            30,096      15,192       14,519
  Payroll taxes                                  1,241             1,295         566          596
  Auto and delivery                              6,868             4,427       2,539        1,745
  Employee welfare                               1,973             1,084       1,124          610
  Insurance                                      1,641             1,548         812          774
  Office                                           768               587         436          336
  Professional fees                             14,464             8,096       4,905          500
  Rent                                           7,200             7,200       3,600        3,600
  Store supplies                                   747               508         443          245
  Taxes                                            250               293           -           93
  Telephone                                        950               913         480          481
  Utilities                                        883             1,046         391          443
  Miscellaneous                                    393             3,082         310           89
  Depreciation and amortization                  1,138             1,138         569          569
                                               -------           -------      ------       ------
  TOTAL OPERATING EXPENSES                      68,708            61,313      31,367       24,600
                                               -------           -------      ------       -------
LOSS FROM OPERATIONS BEFORE
  OTHER INCOME                                 (42,404)          (33,399)    (18,025)     (10,516)

OTHER INCOME:
  Interest income	                                8,531             8,529       4,211        4,430

NET LOSS                                     $ (33,873)        $ (24,870)  $ (13,814)    $ (6,086)
                                             =========         =========   =========     ========

LOSS PER COMMON SHARE, BASIC                     $(.02)            $(.01)      $(.01)       $(.01)
                                                 =====             =====       =====        =====

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                  1,862,099          1,840,083  1,864,650    1,863,802
                                            ==========          =========  =========    =========


                The accompanying note is an integral part
                      of these financial statements.

                   CREATIVE BEAUTY SUPPLY, INC.
                     STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                              (UNAUDITED)

                                                      1999          1998
                                                    --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(33,873)      $(23,370)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                   1,138          1,138
      (Increase) decrease in operating assets:
        Accounts receivable                            (389)        (1,021)
        Inventory                                    15,468        (10,203)
        Prepaid expenses                              1,521            252
      Increase (decrease) in operating liabilities:
        Accounts payable - trade                        380          9,394
        Payroll taxes withheld and accrued              (11)            (9)
        Accrued expenses - officers salaries         15,193         15,096
        Accrued expenses                                (30)            64
                                                     ------         ------
  NET CASH USED BY OPERATING ACTIVITIES                (603)        (8,659)
                                                     ------          -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                       -         47,750
  Registration cost                                  (5,000)             -
                                                     ------         ------
  NET CASH PROVIDED BY (USED BY)
   FINANCING ACTIVITIES                              (5,000)        47,750
                                                     ------         ------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (5,603)        39,091

CASH AND CASH EQUIVALENTS - beginning of period     324,683        291,674
                                                   --------       --------
CASH AND CASH EQUIVALENTS - end of period          $319,080       $330,765
                                                   ========       =========






         The accompanying note is an integral part of these financial statements.

                  CREATIVE BEAUTY SUPPLY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10SB for the year ended March 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

 Trends and Uncertainties. Demand for the Company's products will be dependent on, among other things, market acceptance of the Company's concept and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

Hair styles in the industry change drastically from season to season. The recent trend away from straight hair will have a favorable impact on the sales of the Company's hair products such as perms, etc.
although the extent of this impact is indeterminable.

Capital and Source of Liquidity.   In April, 1999, the Company renewed
its lease for a term of three (3) years commencing May 1, 1999 at a monthly rental of $1,200 per month for the first twelve (12) months and $1,300 a month for each of the remaining twenty four (24) months. Additionally, management intends to lease additional warehouse space. The increased lease amounts will have a negative effect on the cash flow of the Company.

For the six months ended September 30, 1999, the Company had a registration cost of $5,000 resulting in net cash used by financing activities of $5,000.

For the six months ended September 30, 1998, the Company received
$47,750 from the issuance of common stock resulting in net cash provided by financing activities of $47,750.

For the year ended March 31, 1999, the Company issued common stock for $47,750. As a result, the Company had net cash flow provided by financing activities of $47,750.

For the year ended March 31, 1998, the Company issued common stock for $67,556. As a result, the Company had net cash flow provided by financing activities of $67,556.

For the six months ended September 30, 1999 and 1998, the Company pursued no investing activities.

For the years ended March 31, 1999 and 1998, the Company pursued no investing activities.

Results of Operations.

September 30, 1999 compared to September 30, 1998.     For the six
months ended September 30, 1999, the Company had a net loss of
($33,873).   The Company had net sales of $126,656 with a cost of goods sold of $100,352 resulting in gross profit of $26,304.

For the six months ended September 30, 1998, the Company has a net loss
of ($24,870).   The Company had net sales of $146,723 with a cost of
goods sold of $118,809 resulting in gross profit of $27,914.

The Company sells approximately over 1,000 different products at
varying mark ups ranging from 10 to 30 percent.   The Company has two
types of customers, beauty salons and the general public.   The gross
profit margin on sales of merchandises to the general public ranges
from 20 to 30 percent depending on the product sold.   The gross margin
on sales of merchandise to beauty salons is somewhat less ranging from 10 to 20 percent depending on the product sold and the discount given.

The Company had operating expenses of $68,708 for the six months ended September 30, 1999 compared to $61,313 for the six months ended
September 30, 1998.   For the six months ended September 30, 1999,
these expenses consisted of officers salaries of $30,192, auto and delivery of $6,868, professional fees of $14,464, rent of $7,200, insurance of $1,641, miscellaneous expenses of $393 and other miscellaneous expenses of $7,950.

For the six months ended September 30, 1998, these expenses consisted of officers salaries of $30,096, auto and delivery of $4,427, professional fees of $8,096, rent of $7,200, miscellaneous of $3,082 and other expenses of $8,412.

The increase in auto and delivery from $4,427 for the six months ended September 30, 1998 to $6,868 for the six months ended September 30, 1999 was due to numerous repairs to the Company's delivery van.
The decrease in miscellaneous expenses from $3,082 for the six months ended September 30, 1998 to $393 for the six months ended September 30, 1999 was due to tradeshow expenses incurred in 1998 which the Company did not incur in 1999.

The major cause of the Company's losses from operations have been the
low sales volume.   Management is looking for new suppliers at more
favorable prices and to increase their customer base and sales volume. Additionally, management has implemented inventory controls which has resulted in additional profits.

Management believes that the implementation of its inventory controls and obtaining supplies from new sources will have a favorable impact on the Company's results of operations within the next 12 months.

Plan of Operation. During the next twelve months, the Company intends to obtain new product lines by negotiating with various manufacturers, hire new sales representatives and hire technician to conduct product knowledge classes

If the Company does not achieve the milestones within the above time schedule, their operating costs will be higher and the Company will lose even more money.

The Company's liquidity will be decreased due to little or no increase in revenue and higher operating costs.

The Company is not delinquent on any of its obligations even though the
Company has had limited operating revenues.   The Company intends to
market its products utilizing cash made available from the sale of its
products.   The Company is of the opinion that revenues from the sales of its products and the proceeds from the sale of its securities will be sufficient to pay its expenses.

The Company does not have nor does it intend to have pension and/or other post-retirement benefits in the future.

The Company does not have any or intends to have any derivative instruments or hedging activities.

Year 2000 Compliance. The Company has conducted a comprehensive review of its computer systems to identify any business functions that could be affected by the "Year 2000" issue. As the millennium ("Year 2000") approaches, businesses may experience problems as the result of computer programs being written using two digits rather than four to
define the applicable year.   The Company has conducted a comprehensive
review of its computer systems to identify those areas that could be
affected by the "Year 2000" issue.   Any of the Company's programs that
have time-sensitive software may recognize a date using "00" as the
year 1900 rather than the year 2000.   If not corrected, this could
result in extensive miscalculations or a major system failure.

The Company relies on industry standard software.   Certain
manufacturers have already provided the Company with upgraded software
to address the "Year 2000" issue.   The Company believes that by
modifying existing software, the "Year 2000" issue will not pose significant operational problems and is not anticipated to require additional expenditures that would materially impact its financial position or results of operations in any given year. The Company believes that this modification will be completed in the latter part of 1999 at a minimal cost.

                    PART II
               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 5.  OTHER INFORMATION.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Not applicable.

    (b)  Not applicable.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Creative Beauty Supply, Inc.
                (Registrant)

Dated:    November 18, 1999



By:  /s/ Carmine Catizone
     ----------------------------
         Carmine Catizone, President