Form 10KSB
period 2000-03-31
CREATIVE BEAUTY SUPPLY INC
filed 2000-06-28
CIK 1011662

                       FORM 10-KSB
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 3/31/00
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

          Commission file number -

               Creative Beauty Supply, Inc.
         Exact name of Registrant as specified in its charter)

NEW JERSEY                                            22-3392051
 (State or other   (Primary Standard Industrial    (I.R.S. Employer
jurisdictions       Classification Code Number)  Identification number)
of incorporation
or organization


        380 Totowa Road, Totawa, NJ                             07512
(Address of principal executive offices)                    (Zip Code)

                       Telephone:  973-904-0004
            (Registrant's telephone number, including area code)

Securities registered pursuant to
    Section 12(b) of the Act:                            None
Securities registered pursuant  to
     Section 12(g) of the Act:           Common  Stock, $.001 par value

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes    __x__   No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Company's revenues for its most recent fiscal year were $245,309. As of March 31, 2000, the market value of the Company's voting $.00l par
value common stock held by non-affiliates of the Company was $       .

The number of shares outstanding of Company's class of common stock, as of March 31, 2000 was 1,864,650 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  ____  No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS - General

A.   The Company was incorporated in New Jersey on August 28, 1995.
On March 15, 1996, the Company effectuated a 45,392 for 1 stock split. There have been no other material events in the development of the Company (including any material mergers or acquisitions) since
inception.   There are no pending or anticipated mergers, acquisitions,
spin-offs or recapitalizations.   On February 26, 1997, the Company's
officers surrendered 7,543,000 Common Shares.   The issued and
outstanding shares were reduced from 11,348,000 to 3,805,000.   On July
1, 1997, the Company effectuated a 1 for 2.5 reverse stock split reducing the issued and outstanding shares from 4,600,000 to 1,840,000.

Corporate Operations.    The Company operates as a cosmetic and beauty
supply distributor at both the retail and wholesale levels. The Company's various beauty and cosmetic products are purchased by it from a number of unaffiliated suppliers and manufacturers and thereafter sold on its premises to retail "walk-in" customers or directly to beauty salons.

Products.   The Company's beauty and cosmetic products primarily
consist of the following items: Shampoos, conditioners, mousse, setting/styling and spray gels, lotions, lipstick and nail products and hair sprays as well as such beauty and cosmetic related appliances as blow dryers, curling irons, mirrors, air diffusers and hair trimmers. Many of the aforesaid products (at least 80%) may be considered to be "national" brands bearing consumer recognition with respect to the
their respective names.   Such consumer recognition of such "brand"
names is considered by the Company to be of assistance to it with respect to sale of such products since consumer recognition is advanced by national brand media advertising (at no cost to the Company but to the Company's benefit) when potential customers are already familiar with the product as a result of media advertising.

Suppliers.   The above indicated products are purchased by the Company
from a number of unaffiliated suppliers and management of the Company does not contemplate or anticipate any significant difficulties with its ability to purchase such products from its current suppliers and/or from replacement and/or additional suppliers if and when necessary or
advisable.   The Company does not have any written agreements with any
of its suppliers nor does any one supplier or small group of suppliers (i.e. three suppliers) account for any significant portion of the
Company's purchases.   Currently, the Company utilizes approximately 50
unaffiliated suppliers, none of whom account for 5% or more of the Company's purchases (and no group of three of who account for an
aggregate of 10% or more of such purchases).   Additionally, the
Company intends to acquire new product lines. Accordingly, the Company is not dependent, whatsoever, upon any individual supplier or small group of suppliers.

Distribution.   The Company is currently distributing its products to
approximately 200 nail and beauty salons.   Its territory is
principally and almost exclusively located within the northern portion of the State of New Jersey, in the counties of Essex, Hudson, Bergen,
 Passaic, Morris and Union.

The Company sells cosmetic and beauty supplies, both on the retail and wholesale levels to beauty salons and to the general public.

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own
consumption, not for resale, are considered retail sales.   All sales
to the general public are also considered retail sales.

Sales are summarized as follows:
                                     2000          1999
                                   ---------      --------
Wholesale                          $103,470       $118,935
Retail                              141,839        143,205
                                   --------       --------
                                   $245,309       $262,140
                                   ========       ========

Competition.   Competition is based on price.  The Company's price
ranges of its various products are within the manufacturer-suggested prices, services and product lines. The Company is competing with established companies and other entities (many of which may possess
substantially greater resources than the Company).   Almost all of the
companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. There is no assurance that the Company's products will compete successfully with other established and/or well-regarded products. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein

Marketing.   The Company intends to purchase its products in larger
quantities, resulting in larger discounts on purchases, resulting in
more profit and better competition.   The Company's products will be
marketed through a combination of personal contact by sales representatives, catalog advertising to the salon industry and special
promotion.     The salons order and receive their products weekly.
No customer accounts for more than 20% of sales and there are no existing sales contracts.

Backlog.   The Company services its accounts on two days notice.  There
is no backlog.   If the Company does not have a specific item, it is
back ordered until the next delivery.

Employees.   The Company currently has four full-time employees and one part-time employees.

The Company's operations do not depend nor are they expected to depend upon patents, copyrights, trade secrets, know-how or other proprietary
information.   No amounts have been expended by the Company for
research and development of any products nor does the Company expect to expend any amounts this year.

The Company's business, products and properties are not subject to material regulation (including environmental regulation) by federal, state, or local governmental agencies.

Seasonal Nature of Business Activities.   The Company's business
activities are not seasonal.


ITEM 2.  PROPERTIES.

The Company's executive offices and showroom are located at 380 Totowa
Road, Totowa, New Jersey 07512.  Telephone No. (973) 904-0004.   These
offices consist of 1,400 square feet on a lease term.   The Company has
a lease for a term of three (3) years commencing May 1, 1999 at a monthly rental of $1,200 per month for the first twelve (12) months and $1,300
a month for each of the remaining twenty four (24) months.    The
Company needs additional warehouse space and will attempt to locate
adequate warehouse space on a lease basis in the near future.   The
Company owns its delivery vehicle and the computers used in the operation of the business.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended March 31, 2000, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company intends to apply to have its common stock traded in the over-the-counter market and listed on the NASDAQ Bulletin Board

The Company has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of March 31, 2000, the number of holders of Company's common stock is 61.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the year ended March 31, 2000, the Company pursued no financing activities.

For the year ended March 31, 1999, the Company issued common stock
valued at $47,750.   As a result, the Company had net cash flow
provided by financing activities of $47,750.

For the year ended March 31, 2000 and 1999, the Company pursued no investing activities.

Results of Operations.

The Company sells approximately over 1,000 different products at
varying mark ups ranging from 20 to 35 percent.   The Company has two
types of customers, beauty salons and the general public.   The gross
profit margin on sales of merchandises to the general public ranges
from 20 to 35 percent depending on the product sold.   The gross margin
on sales of merchandise to beauty salons is somewhat less ranging from 15 to 25 percent depending on the product sold and the discount given. Our profit margins were increased due to the across the board price increase for our products.

March 31, 2000 compared to March 31, 1999

For the year ended March 31, 2000, the Company had a net loss of $(47,283). The Company had net sales of $245,309 with a cost of goods sold of $174,722 resulting in gross profit of $70,587 for the year ended March 31, 2000

The Company had operating expenses of $134,792 for the year ended March
31, 2000.   These expenses primarily consisted of officer's salaries of
$61,189, auto and delivery of $12,339, professional fees of $25,530, rent of $15,137, telephone of $2,012, utilities of $1,825, store supplies of $1,716, insurance of $3,248, payroll and other taxes of $2,561 and other miscellaneous expenses of $9,235.

For the year ended March 31, 1999, the Company had a net loss of
$52,453.   The Company had net sales of $262,140 with a cost of goods sold of $212,266 resulting in gross profit of $49,874 for the year ended March 31, 1999.

The Company had operating expenses of $119,520 for the year ended March
31, 1999.   These expenses primarily consisted of officer's salaries of
$60,796, auto and delivery of $9,049, professional fees of $12,642, rent of $14,400, telephone of $1,842, utilities of $2,047, store supplies of $1,696, insurance of $3,097, payroll and other taxes of 2,893 and other miscellaneous expenses of $11,058.

Gross Profit Increase From 19.3% (1999) to 28.77% (2000)

The Company increased prices to both retail and wholesale customers
during the year.   The price increases ranged from 12 to 15 percent.
Sales volume decreased as a direct result.   In 1999, the Company
issued 1999 invoices and in 2000 the Company only issued 1935 invoices, a 3% decrease.

The Company changed its purchasing policy and was able to purchase for
less.   The Company purchased larger volumes to achieve better
pricing.   Merchandise purchased during 1999 was approximately
$208,000 as compared to only approximately $175,000 for year 2000, a
15% decrease.   Inventory levels basically remained the same.

Auto and delivery expenses increased approximately $3,300 as a direct
result of the Company's delivery van (a 1996 vehicle) repairs.   The
van required a new transmission and motor repairs during the year totaling approximately $3,400.

Professional fees are up approximately $13,000 due to additional accounting fees paid for interim quarterly accounting services
($8,000) and additional legal fees paid to the Company's attorney for annual and quarterly SEC filings.

Miscellaneous expenses decreased by approximately $2,600 due to the Company's attendance at a trade show in 1999 while in 2000, there were
no trade show expenses.    The trade show costs in 1999 were
approximately $2,900.

The major cause of the Company's losses from operations have been the
low sales volume.   Management is looking for new suppliers at more
favorable prices and to increase their customer base and sales volume. Additionally, management has implemented inventory controls which has resulted in additional profits by eliminating unproductive lines of products.

Management believes that the implementation of its inventory controls and obtaining supplies from new sources will have a favorable impact on the Company's results of operations within the next 12 months.

Plan of Operation. During the next twelve months, the Company may to obtain new product lines by negotiating with various manufacturers, hire new sales representatives and hire a technician to conduct product knowledge classes based on then current market conditions.

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

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


Board of Directors. The following persons listed below have been retained to provide services as directors and executive officers until the qualification and election of his successor. All holders of Common Stock will have the right to vote for Directors of the Company. The Board of Directors has primary responsibility for adopting and reviewing implementation of the business plan of the Company, supervising the development business plan, review of the officers' performance of specific business functions. The Board is responsible for monitoring management, and from time to time, to revise the
strategic and operational plans of the Company.    Directors receive no
cash compensation or fees for their services rendered in such capacity.

Name                            Position Held        Term of Office

Carmine Catizone, age 54      President, Director      Inception
                                                       to present

Daniel Generelli, age 36      Secretary/Treasurer      Inception
                            Vice-President/Director    to present

Resumes:

Carmine Catizone.   Mr. Catizone has been President and a director of
the Company since its inception in August 1995. From June 1988 to July 1994, Mr. Catizone was President and a Director of J&E Beauty Supply,
Inc., a retail and wholesale beauty supply distributor.   Mr. Catizone
served as President and a director of C&C Investments, Inc., a blank check company (now known as T.O.P.S. Medical Corp., which provided chemicals for transportation of organs) from July 1977 to December 1984. Mr. Catizone is not currently involved with T.O.P.S. Medical
Corp.   From June 1980 to December 1985, Mr. Catizone had been district
sales manager (engaged in sales of cosmetics) for Chattem Labs.   Mr.
Catizone received his Bachelor of Science degree from Fairleigh Dickerson University in 1972.

Daniel Generelli.   Mr. Generelli has been Secretary-Treasurer and a
director of the Company since inception in August 1995.   From December
1989 to July 1996, Mr. Generelli was Secretary/Treasurer and a director of J&E Beauty Supply, Inc., a retail and wholesale beauty supply
distributor.   From December 1984 to December 1989, Mr. Generelli was
employed as a distribution supervisor with Tags Beauty Supply, a retail
and wholesale beauty supply distributor in Fairfield, NJ.   Mr.
Generelli graduated from Ramapo College of New Jersey with a Bachelor of Science degree in June of 1984.

Remuneration.   To date, the Company has not entered into employment
agreements nor are any contemplated. Mr. Generelli is paid approximately $30,000 per year, however, all of Mr. Catizone's $30,000 salary has been accrued.

Board of Directors Compensation.   Members of the Board of Directors
may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meetings
per fiscal year.   To date, the Company has paid $0.00 in directors'
expenses.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT


The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this registration statement, holders of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

              Shareholdings at Date of
                   This Prospectus

                                                               Percentage of
                                Number & Class(1)              Outstanding
Name and Address                  of Shares                   Common Shares



Carmine Catizone              Common  808,000                     43.33%
10 1/2 Walker Avenue
Morristown, NJ 07960

Daniel T. Generelli           Common  80,000                       4.29%
24 Kansas Street
Hackensack, NJ 07601

Pat Catizone                  Common 160,000                       8.58%
                              Common 160,000(2)                    8.58%
266 Cedar Street
Cedar Grove, NJ 07009

Barbara Catizone              Common 160,000                       8.58%
                              Common 160,000(2)                    8.58%
266 Cedar Street
Cedar Grove, NJ 0709

Robyn Conforth                Common 140,000                       7.51%
266 Cedar Street
Cedar Grove, NJ 07009

David Wong                    Common 108,050                       5.79%
300 Rector Place #41
New York, NY 10280

All Directors & Officers             888,000                      47.62%
as a group (2 persons)



(1)Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise.
Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.

(2)Pat Catizone and Barbara Catizone are husband and wife and are deemed to be the beneficial owners of each other's shares.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K










     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors................F-1
Balance Sheet........................................F-2
Statement of Operations..............................F-3
Statement of Stockholder's Equity....................F-4
Statement of Cash Flows..............................F-5
Notes to Financial Statements.....................F-6 - F-9

Schedules Omitted: All schedules other than those shown have been omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

           INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders of
Creative Beauty Supply, Inc.
Totowa, New Jersey


We have audited the accompanying balance sheets of Creative Beauty Supply, Inc. As of March 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Beauty Supply, Inc. at March 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                 BEDERSON & COMPANY LLP






West Orange, New Jersey
May 18, 2000

CREATIVE BEAUTY SUPPLY, INC.
BALANCE SHEETS
MARCH 31, 2000 AND 1999



                     ASSETS

                                           2000              1999
                                        ----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents              $321,509         $324,683
  Accounts receivable                       3,634            3,263
  Inventory                                67,707           72,904
  Prepaid expenses                          2,248            2,431
                                         --------        ---------
  TOTAL CURRENT ASSETS                    395,098          403,281

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                              2,052            4,216

OTHER ASSETS:
  Organization cost, net of accumulated
    amortization                                -              197
                                        ---------       ----------

TOTAL ASSETS                             $397,150        $407,694
                                        =========       =========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade              $  16,217      $    9,863
  Payroll taxes withheld and accrued           55             698
  Accrued expenses - officers salaries    128,654          98,365
  Accrued expenses                         20,509          19,770
                                        ---------      ----------
  TOTAL CURRENT LIABILITIES               165,435         128,696
                                        ---------      ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001,
   authorized 10,000,000 shares
    issued and outstanding -0-                  -               -
  Common stock, par value $.001,
    authorized 100,000,000 shares;
    issued and outstanding
      1,864,650 shares                      1,865          1,865
  Additional paid-in capital              472,541        472,541
  Accumulated deficit                    (242,691)      (195,408)
                                        ---------      ---------
  TOTAL STOCKHOLDERS' EQUITY              231,715        278,998
                                        ---------      ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $397,150       $407,694
                                        =========      =========



  The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2000 AND 1999


                                 2000                1999
                                ------              -------
NET SALES                    $  245,309          $  262,140

COST OF GOODS SOLD              174,722             212,266
                             ----------          ----------
GROSS PROFIT                     70,587              49,874
                             ----------          ----------
OPERATING EXPENSES:
  Salaries - officers            61,189              60,796
  Payroll taxes                   2,561               2,600
  Auto and delivery              12,339               9,049
  Employee welfare                3,433               3,143
  Insurance                       3,248               3,097
  Office                          2,551               2,293
  Professional fees              25,530              12,642
  Rent                           15,137              14,400
  Store supplies                  1,716               1,696
  Taxes                             200                 293
  Telephone                       2,012               1,842
  Utilities                       1,825               2,047
  Miscellaneous                     690               3,345
  Depreciation and amortization   2,361               2,277
                                -------             -------
  TOTAL OPERATING EXPENSES      134,792             119,520
                                -------             -------
LOSS FROM OPERATIONS BEFORE
   OTHER INCOME                 (64,205)            (69,646)

OTHER INCOME
  Interest Income                16,922              17,193
                                -------            --------
NET LOSS                     $  (47,283)         $  (52,453)
                             ==========          ==========

NET LOSS PER COMMON SHARE,
   BASIC                     $    (.03)          $     (.03)
                             =========           ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING  1,864,650            1,863,371
                             =========           ==========





The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2000 AND 1999


                                   Common Stock
                             ---------------------      Additional
                             Number of                    Paid-in    Accumulated
                              Shares       Amount         Capital      Deficit      Total
                            ----------    -------     -------------  ------------   -----
BALANCE, April 1, 1998       1,855,100   $   1,855        $424,801    $(142,955)  $283,701

April 17, 1998, issuance of
  common stock for cash          6,200           6          30,994            -     31,000

May 12, 1998, issuance of
  common stock for cash            300           1           1,499            -      1,500

June 27, 1998, issuance of
  common stock for cash             50           -             250            -        250

July 27, 1998, issuance of
  common stock for cash          3,000           3          14,997            -     15,000

Net loss for the year                -           -               -      (52,453)   (52,453)
                             ---------      ------        --------    ---------   --------
BALANCE, March 31, 1999      1,864,650       1,865         472,541     (195,408)   278,998

Net loss for the year                -           -               -      (47,283)   (47,283)
                             ---------    --------        --------    ---------   --------
BALANCE, March 31, 2000      1,864,650    $  1,865        $472,541    $(242,691)  $231,715
                             =========    ========        ========    =========   ========












The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000 AND 1999

                                                2000          1999
                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $ (47,283)     $ (52,453)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization              2,361          2,277
      (Increase) decrease in operating assets:
        Accounts receivable                       (371)          (722)
        Inventory                                5,197          3,628
        Prepaid expenses                           183           (180)
      Increase (decrease) in operating
         liabilities:
        Accounts payable                         6,354          2,455
        Payroll taxes withheld and accrued        (643)           (22)
        Accrued expenses - officers salaries    30,289         30,096
        Accrued expenses                           739            180
                                              --------       --------
  NET CASH USED BY OPERATING ACTIVITIES         (3,174)       (14,741)
                                              --------       --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock                           -         47,750
                                              --------        -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             (3,174)        33,009

CASH AND CASH EQUIVALENTS -
beginning of year                              324,683        291,674
                                              --------       --------
CASH AND CASH EQUIVALENTS - end of year       $321,509       $324,683
                                              ========       ========



The accompanying notes are an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Creative Beauty Supply, Inc. was incorporated in the State of New Jersey on August 28, 1995, and commenced operations on January 2, 1996. The Company sells cosmetic and beauty supplies both on the retail and wholesale levels to the general public and beauty salons in Northern and Central New Jersey.

The Company is located in Totowa, New Jersey and has two employees
   As of March 31, 2000.

Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Basis of Accounting
The Company maintains its records on the accrual basis of accounting. Income is recognized when customers take title to the goods and expenses are recorded when incurred.

Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Provision for Doubtful Accounts
Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable. Management considered accounts receivable at March 31, 2000 and 1999 to be fully collectible; accordingly, no allowance for doubtful accounts was provided for at March 31, 2000 and 1999.

Inventory
Inventory, consisting of finished goods, is valued at the lower of cost or market, with cost being determined on the first-in, first-out
(FIFO) method.

Property and Equipment
Property and equipment are recorded at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets. Depreciation is recorded based on the straight-line method.

The major classes of assets and ranges of estimated useful lives are as follows:

Years

Delivery equipment                 5
Furniture and office equipment     7

Maintenance, repairs, and minor renewals are charged to earnings when they are incurred. When assets are retired or otherwise disposed of, the assets and related allowance for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

CREATIVE BEAUTY SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999






NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
Deferred tax assets and liabilities are determined on the differences between financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's income taxable for federal and state tax reporting purposes.

Impairment of Long-Lived Assets
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. In Accordance with SFAS No. 121, the Company reviews long-lived assets for impairments whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. Adopting SFAS No. 121 did not have a material impact on the Company's financial position, operating results or cash flows.

Expenses Related to Sale and Issuance of Securities
All costs incurred in connection with the sale and issuance of the Company's common stock have been charged to additional paid-in capital.

Net Loss per Common Share
The Financial Accounting Standards Board issued "SFAS" No. 128, which requires the presentation on the face of the income statement "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except the denominator includes dilutive common stock equivalents such as stock options and convertible debentures. There were no dilutive common stock equivalents for all periods presented.

NOTE 2 - RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

The Company maintains its cash balances with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. At March 31, 2000, the Company's uninsured cash balances approximated $218,900.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with general accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short-term maturities.

CREATIVE BEAUTY SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999

NOTE 4 - PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:
                                    2000       1999
                                  -------    -------
Delivery equipment                $ 9,750    $ 9,750
Furniture and office equipment      1,500      1,500
                                  -------    -------
                                   11,250     11,250
Less:  Accumulated depreciation     9,198      7,034
                                  -------    -------
TOTAL                             $ 2,052    $ 4,216
                                  =======    =======

Depreciation expense for the years ended March 31, 2000 and 1999 was $2,164 each year.

NOTE 5 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standard 109 ("SFAS"). SFAS 109 provides for an asset and liability approach to accounting for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that will be recognized in the Company's financial statements or tax returns.

In estimating future consequences, SFAS 109 generally considers all expected future events other than proposed changes in the tax law or rates prior to enactment.

Deferred income taxes at March 31, 2000 relates to federal and state net operating losses of approximately $95,000 each, and an accrued liability of approximately $146,000 which is currently not deductible for income tax purposes. The resulting deferred income tax asset has been fully offset by a valuation allowance. The valuation allowance has been established equal to the full amount of the deferred tax assets, as the Company is not assured at March 31, 2000 that it is more likely than not that these benefits will be realized.

Net operating loss carryforwards and temporary differences between the financial statement carrying amounts and tax bases of assets that give rise to the net deferred assets relate to the following:

                                              2000             1999
                                              -----            -----
Net operating loss                           $ 7,413          $ 9,637
Accrued liabilities, principally
   due to expenses not
   currently deductible for
   income tax purposes                        12,900           12,900

Less Allowance                              ($20,313)        ($20,313)
                                             -------          -------
Net deferred income tax asset                      0                0
                                             =======          =======
A reconciliation between the statutory federal income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:
                                               2000              1999
                                              ------            ------
Statutory federal income tax benefit        $(16,076)         $(17,834)
State income tax benefit                      (4,237)           (4,703)
Valuation allowance                           20,313            22,537
                                            --------          --------
Total federal provision for income tax       $     -            $    -
                                            ========          ========
Federal net operating loss carryforward of $96,255 will expire in the year 2015 and the state net operating loss of $95,405 will expire in the year 2005.

CREATIVE BEAUTY SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999


NOTE 6 - SALES

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own consumption, not for resale, are considered retail sales. All sales to the general public are also considered retail sales.

Sales are summarized as follows:
                                     2000          1999

Wholesale                          $103,470       $118,935
Retail                              141,839        143,205
                                   --------       --------
                                   $245,309       $262,140
                                   ========       ========
NOTE 7 - COMMITMENTS

In April of 1996, the Company entered into a lease agreement with a non-related party for a term of three (3) years commencing May 1, 1996 for the rental of its executive offices, retail, wholesale and warehouse facilities in Totowa, New Jersey at a monthly rental of $1,200 per month. The total rent charged to operations for the year ended March 31, 1999 was $14,400.

In April of 1999, the Company renewed its lease for a term of three
(3) years commencing May 1, 1999 at a monthly rental of $1,200 per month for the first twelve (12) months and $1,300 a month for each of the remaining twenty four (24) months. The total rent charged to operations for the year ended March 31, 2000 was $15,137.

The minimum annual future payments are as follows:

Years Ended
  March 31,
------------
    2001                    $15,500
    2002                     15,600
    2003                      1,300

(b)    List of Exhibits

          The following exhibits are filed with this report:

(2.1) Articles of Incorporation incorporated by reference to Form 10SB filed June 14, 1999, file #0-26361
(2.2) Bylaws incorporated by reference to Form 10SB filed June 14, 1999, file #0-26361
(3.1) Common Stock Certificate incorporated by reference to Form 10SB filed June 14, 1999, file #0-26361


 (B)    REPORTS ON FORM 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    June 14, 2000            Creative Beauty Supply, Inc.

                                 /s/ Carmine Catizone
                                 ------------------------------------
                                 By: Carmine Catizone, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/Carmine Catizone                                6/14/2000
------------------------
Carmine Catizone
President and Director
(Principal Executive Officer)

/s/Daniel Generelli                                6/14 /2000
------------------------
Daniel Generelli
Principal Financial Officer/Controller/Director