Form 10QSB
period 1999-12-31
CREATIVE BEAUTY SUPPLY INC
filed 2000-07-20
CIK 1011662

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              December 31, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,864,650

 Transitional Small Business Disclosure Format. YES:   NO: X













PART I   FINANCIAL INFORMATION


               CREATIVE BEAUTY SUPPLY, INC.
                     BALANCE SHEETS


                        ASSETS

                                    December 31,         March 31,
                                      1999                 1999
                                   -------------        -----------
                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents         $308,937              $324,683
  Accounts receivable                  2,665                 3,263
  Inventory                           61,439                72,904
  Prepaid expenses                        97                 2,331
                                    --------             ---------
  TOTAL CURRENT ASSETS               373,138               403,181

PROPERTY AND EQUIPMENT,
   net of accumulated
  depreciation of $8,116
  (December 1999) and $7,034
  (March 1999)                         2,578                 4,316

OTHER ASSETS:
  Organization cost, net
  of accumulated amortization of
  $422 (December 1999) and $366
    (March 1999)                           -                   197
                                     --------              -------

TOTAL ASSETS                        $375,716              $407,694


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade         $   9,479            $    9,863
  Payroll taxes withheld
    and accrued                        1,260                   698
  Accrued salaries -
     officer's salaries              120,481                98,365
  Accrued expenses                    19,857                19,770
                                   ---------            ----------
  TOTAL CURRENT LIABILITIES          151,077               128,696
                                   ---------             ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001,
  authorized 10,000,000 shares;
    issued and outstanding
    -0- shares                             -                     -
  Common stock, par value
     $.001, authorized 100,000,000
     shares; issued and outstanding
     1,864,650 shares                   1,865                1,865
  Additional paid-in capital          467,541              472,541
  Accumulated deficit                (244,767)            (195,408)
                                    ---------           ----------
  TOTAL STOCKHOLDERS' EQUITY          224,639              278,998
                                    ---------           ----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY              $375,716             $407,694

              The accompanying note is an integral part
                  of these financial statements.

                   CREATIVE BEAUTY SUPPLY, INC.
                    STATEMENTS OF OPERATIONS

                         (UNAUDITED)

                                                  Nine Months Ended           Three months Ended
                                                    December 31,                 December 31,
                                                   ------------------        --------------------
                                                 1999             1998       1999           1998
                                                ------           ------     ------         ------
NET SALES                                      $188,809         $201,127     $62,153      $54,404

COST OF GOODS SOLD                              151,080          162,850      50,728       44,041
                                              --------          --------   ---------    ---------
GROSS PROFIT                                    37,729            38,277      11,425       10,363
                                              --------          --------    --------     --------
OPERATING EXPENSES:
  Salaries - officers                           46,092            46,277      15,900       16,181
  Payroll taxes                                  1,928             1,967         687          672
  Auto and delivery                             10,055             6,865       3,187        2,438
  Employee welfare                               3,076             1,802       1,103          718
  Insurance                                      2,466             2,323         825          775
  Office                                         1,375             1,757         607        1,170
  Professional fees                             16,914            10,296       2,450        2,200
  Rent                                          10,800            10,800       3,600        3,600
  Store supplies                                   250               293           -            -
  Taxes                                            250               293           -            -
  Telephone                                      1,440             1,313         490          400
  Utilities                                      1,478             1,632         595          586
  Miscellaneous                                    468             3,213          75          131
  Depreciation and amortization                  1,835             1,707         697          569
                                               -------           -------      ------       ------
  TOTAL OPERATING EXPENSES                      99,837            91,492      31,129       30,179
                                               -------           -------      ------       -------
LOSS FROM OPERATIONS BEFORE
  OTHER INCOME                                 (62,108)         (53,215)     (19,704)     (19,816)

OTHER INCOME:
  Interest income	                               12,749           12,956        4,218        4,427

NET LOSS                                     $ (49,359)       $(40,259)     $(15,486)    $(15,389)
                                             =========         =========   =========     ========

LOSS PER COMMON SHARE, BASIC                     $(.03)           $(.02)      $(.01)       $(.01)
                                                 =====             =====       =====        =====

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                  1,864,650          1,862,952  1,864,650    1,864,650
                                            ==========          =========  =========    =========



                The accompanying note is an integral part
                      of these financial statements.

                   CREATIVE BEAUTY SUPPLY, INC.
                     STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                              (UNAUDITED)

                                                      1999          1998
                                                    --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(49,359)      $(40,259)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                   1,835          1,707
      (Increase) decrease in operating assets:
        Accounts receivable                            598          (1,474)
        Inventory                                   11,465          (2,274)
        Prepaid expenses                             2,334           2,251
      Increase (decrease) in operating liabilities:
        Accounts payable - trade                       (384)         1,054
        Payroll taxes withheld and accrued              562            425
        Accrued expenses - officers salaries         22,116         22,500
        Accrued expenses                                 87            150
                                                     ------         ------
  NET CASH USED BY OPERATING ACTIVITIES             (10,746)       (15,920)
                                                     ------          -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                       -         47,750
  Registration cost                                  (5,000)             -
                                                     ------         ------
  NET CASH PROVIDED BY (USED BY)
   FINANCING ACTIVITIES                              (5,000)        47,750
                                                     ------         ------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (15,746)        31,830

CASH AND CASH EQUIVALENTS - beginning of period     324,683        291,674
                                                   --------       --------
CASH AND CASH EQUIVALENTS - end of period          $308,937       $323,504
                                                   ========       ========







         The accompanying note is an integral part of these financial statements.







                  CREATIVE BEAUTY SUPPLY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10SB for the year ended March 31, 1999.








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

For the nine months ended December 31, 1999, the Company had a registration cost of $5,000 resulting in net cash used by financing activities of $5,000.

For the nine months ended December 31, 1998, the Company received
$47,750 from the issuance of common stock resulting in net cash provided by financing activities of $47,750.

For the year ended March 31, 1999, the Company issued common stock for $47,750. As a result, the Company had net cash flow provided by financing activities of $47,750.

For the year ended March 31, 1998, the Company issued common stock for $67,556. As a result, the Company had net cash flow provided by financing activities of $67,556.

For the nine months ended December 31, 1999 and 1998, the Company pursued no investing activities.

For the years ended March 31, 1999 and 1998, the Company pursued no investing activities.

Results of Operations.

December 31, 1999 compared to December 31, 1998.     For the nine
months ended December 31, 1999, the Company had a net loss of
($49,359).   The Company had net sales of $188,809 with a cost of goods sold of $151,080 resulting in gross profit of $37,729.

For the nine months ended December 31, 1998, the Company has a net loss
of ($40,259).   The Company had net sales of $201,127 with a cost of
goods sold of $162,850 resulting in gross profit of $38,277.

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

The Company had operating expenses of $99,837 for the nine months ended December 31, 1999 compared to $91,492 for the nine months ended
December 31, 1998.   For the nine months ended December 31, 1999,
these expenses consisted of officers salaries of $49,092, auto and delivery of $10,055, professional fees of $16,914, rent of $10,800, insurance of $2,466, miscellaneous expenses of $468 and other miscellaneous expenses of $10,042.

For the nine months ended December 31, 1998, these expenses consisted of officers salaries of $46,277, auto and delivery of $6,865, professional fees of $10,296, rent of $10,800, miscellaneous of $3,213, insurance of $2,323, office expenses of $1,757, telephone of $1,313 and other expenses of $8,648.

The increase in auto and delivery from $6,865 for the nine months ended December 31, 1998 to $10,055 for the nine months ended December 31, 1999 was due to numerous repairs to the Company's delivery van. The decrease in miscellaneous expenses from $3,213 for the nine months ended December 31, 1998 to $468 for the nine months ended December 31, 1999 was due to tradeshow expenses incurred in 1998 which the Company did not incur in 1999.

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

                Creative Beauty Supply, Inc.
                (Registrant)

Dated:    February 15, 2000



By:  /s/ Carmine Catizone
     ----------------------------
         Carmine Catizone, President