Form 10QSB
period 2000-06-30
CREATIVE BEAUTY SUPPLY INC
filed 2000-08-08
CIK 1011662

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              June 30, 2000

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













PART I   FINANCIAL INFORMATION


               CREATIVE BEAUTY SUPPLY, INC.
                     BALANCE SHEETS


                        ASSETS

                                    June 30,              March 31,
                                      2000                 2000
                                   -------------        -----------
                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents         $323,675              $321,509
  Accounts receivable                  3,226                 3,634
  Inventory                           67,914                67,707
  Prepaid expenses                     1,494                 2,248
                                    --------             ---------
  TOTAL CURRENT ASSETS               396,309               395,098

PROPERTY AND EQUIPMENT,
   net of accumulated
  depreciation                         1,511                 2,052
                                    --------              --------
TOTAL ASSETS                        $397,820              $397,150
                                    ========              ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade         $  22,598            $   16,217
  Payroll taxes withheld
    and accrued                       1,048                     55
  Accrued salaries -
     officer's salaries              154,327               128,654
  Accrued expenses                     1,656                20,509
                                   ---------            ----------
  TOTAL CURRENT LIABILITIES          179,629               165,435
                                   ---------             ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001,
  authorized 10,000,000 shares;
    issued and outstanding
    -0- shares                             -                     -
  Common stock, par value
     $.001, authorized 100,000,000
     shares; issued and outstanding
     1,864,650 shares                   1,865                1,865
  Additional paid-in capital          472,541              472,541
  Accumulated deficit                (256,215)            (242,691)
                                    ---------           ----------
  TOTAL STOCKHOLDERS' EQUITY          218,191              231,715
                                    ---------           ----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY              $397,820             $397,150
                                     ========             ========

              The accompanying note is an integral part
                  of these financial statements.

                          CREATIVE BEAUTY SUPPLY, INC.
                            STATEMENTS OF OPERATIONS
                     Three Months Ended June 30, 2000 and 1999

                         (UNAUDITED)



                                                 2000             1999
                                                ------           ------
NET SALES                                     $ 65,165          $ 64,879

COST OF GOODS SOLD                              46,397            51,917
                                              --------          --------
GROSS PROFIT                                    18,768            12,962
                                              --------          --------
OPERATING EXPENSES:
  Salaries - officers                           15,000            15,000
  Payroll taxes                                    675               675
  Auto and delivery                              1,755             4,329
  Employee welfare                               1,113               849
  Insurance                                        779               829
  Office                                         1,007               332
  Professional fees                              9,705             9,559
  Rent                                           3,801             3,600
  Store supplies                                   432               304
  Taxes                                            240               250
  Telephone                                        605               470
  Utilities                                        585               492
  Miscellaneous                                    285                83
  Depreciation and amortization                    541               569
                                               -------           -------
  TOTAL OPERATING EXPENSES                      36,523            37,341
                                               -------           -------
LOSS FROM OPERATIONS BEFORE
  OTHER INCOME                                 (17,755)           (24,379)

OTHER INCOME:
  Interest income	                                4,231              4,320
                                             ---------           --------
NET LOSS                                     $ (13,524)          $(20,059)
                                             =========           =========

LOSS PER COMMON SHARE, BASIC                     $(.01)           $(.01)
                                                 =====             =====

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                  1,864,650          1,864,650
                                            ==========          =========



                The accompanying note is an integral part
                      of these financial statements.

                   CREATIVE BEAUTY SUPPLY, INC.
                     STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                              (UNAUDITED)

                                                      2000          1999
                                                    --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(13,524)       $(20,059)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                    541             569
      (Increase) decrease in operating assets:
        Accounts receivable                            408             208
        Inventory                                     (207)         10,665
        Prepaid expenses                               754             814
      Increase (decrease) in operating liabilities:
        Accounts payable                              6,381          3,824
        Payroll taxes withheld and accrued              993            350
        Accrued expenses                              6,820          6,902
                                                     ------         ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           2,166          3,273
                                                     ------          -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Registration cost                                       -         (5,000)
                                                     ------         ------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               2,166         (1,727)

CASH AND CASH EQUIVALENTS - beginning of period     321,509        324,683
                                                   --------       --------
CASH AND CASH EQUIVALENTS - end of period          $323,675       $322,956
                                                   ========       ========







         The accompanying note is an integral part of these financial statements.







                  CREATIVE BEAUTY SUPPLY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended March 31, 2000.








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

Capital and Source of Liquidity.   In April 1999, the Company renewed
its lease for a term of three (3) years commencing May 1, 1999 at a monthly rental of $1,200 per month for the first twelve (12) months and $1,300 a month for each of the remaining twenty four (24) months. Additionally, management intends to lease additional warehouse space. The increased lease amounts will have a negative effect on the cash flow of the Company.

For the three months ended June 30, 2000, the Company did not pursue any financing activities.

For the three months ended June 30, 1999, the Company had registration costs of $5,000 resulting in cash flows from financing activities of ($5,000).

For the three months ended June 30, 2000 and 1999, the Company pursued no investing activities.

Results of Operations.

March 31, 2000 compared to March 31, 1999.   For the three
months ended March 31, 2000 the Company had a net loss of
($13,524).   The Company had net sales of $65,165 with a cost of goods
sold of $46,397 resulting in gross profit of $18,768.

For the three months ended March 31, 1999, the Company has a net loss
of ($20,059).   The Company had net sales of $64,879 with a cost of
goods sold of $51,917 resulting in gross profit of $12,962.

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

The Company had operating expenses of $36,523 for the three months ended June 30, 2000 compared to $37,341 for the three months ended
June 30, 1999.   For the three months ended June 30, 2000,
these expenses consisted of officers salaries of $15,000, auto and delivery of $1,755, professional fees of $9,705, rent of $3,801, insurance of $1,113, miscellaneous expenses of $285 and other miscellaneous expenses of $4,864.

For the three months ended June 30, 1999, these expenses consisted of officers salaries of $15,000, auto and delivery of $4,329, professional fees of $9,559, rent of $3,600, miscellaneous of $83, insurance of $849, office expenses of $332, telephone of $470 and other expenses of $3,119.

Auto and delivery expenses for the three months ended June 30, 2000 were $1,755 as compared to $4,329 for the same period ending June 31,
1999, a decrease of $2,574.   In 1999, the Company's delivery van
required extensive repair work to its motor and transmission while in year 2000, no major repair were done.

Employee welfare cost (employee hospitalization cost) increased by $264 in 2000 for the three months as compared to the same period in
1999.   The increase was due to higher premiums charged by insurance carrier.

Office supplies and expenses increased by $675 in 2000 over the same
three month period in 1999.   The increase was mainly due to the
purchase of computer supplies that were necessary in order to resolve
Y2K issues.

Assets for the three months ended June 30, 2000 increased by
approximately $670.   Liabilities for the three months ended June 30,
2000 increased by approximately $14,190.   Working capital at June 30,
2000 was approximately $216,680 and at March 31, 2000, it was
$230,663, a decrease of approximately $13,983.   The increase was a
direct result of additional accrued salaries for Carmine Catizone of $7,500 and an increase in accounts payable, suppliers $6,381.

Sales for the three months ended March 31, 2000 was $65,164 as compared to $64,879 for three months ended March 31, 1999, a slight
increase.   Sales are basically flat.   The Company has not been able
to increase its customer base.   The Company, in 1999, increased its
prices, therefore, increasing its gross profit on sales.   The gross
profit percentage for the three months ended June 30, 1999 was approximately 20% as compared to the gross profit percentage for the three months ended June 30, 2000 of approximately 28%.

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

                Creative Beauty Supply, Inc.
                (Registrant)

Dated:    August 7, 2000



By:  /s/ Carmine Catizone
     ----------------------------
         Carmine Catizone, President