Form 10QSB
period 2000-09-30
CREATIVE BEAUTY SUPPLY INC
filed 2000-11-14
CIK 1011662

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              September 30, 2000

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

PART I   FINANCIAL INFORMATION


          CREATIVE BEAUTY SUPPLY, INC.
               BALANCE SHEETS


ASSETS
                                  September 30,         March 31,
                                    2000                  2000
                                  Unaudited

CURRENT ASSETS:
  Cash and cash equivalents       $ 301,070           $ 321,509
  Accounts receivable                 3,112               3,634
  Inventory                          74,528              67,707
  Prepaid Expenses                    1,702               2,248
                                  ---------            --------
  TOTAL CURRENT ASSETS              380,412             395,098

PROPERTY AND EQUIPMENT,
 Net of accumulated depreciation        970               2,052
                                    -------            --------

TOTAL ASSETS                      $ 381,382           $ 397,150
                                  =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable -trade         $  19,941           $  16,217
  Payroll taxes withheld and
    accrued                           1,034                  55
  Accrued salary  -officer          161,250             128,654
  Accrued expenses-other              1,444              20,509
                                   --------            --------
  TOTAL CURRENT LIABILITIES         183,669             165,435
                                   --------            --------

STOCKHOLDER'S EQUITY
 Preferred stock, par value $.001,
 Authorized 10,000,000 shares,
 Issued and outstanding   -0-             -                   -
 Common stock, par value $.001,
 Authorized 100,000,000 shares,
 Issued and outstanding,
 1,864,650 shares                     1,865               1,865
 Additional paid-in-capital         472,541             472,541
 Accumulated deficit               (276,693)           (242,691)
                                   ---------           ---------

TOTAL SHARHOLDERS'S EQUITY          197,713             231,715
                                   --------            ---------
TOTAL LIBILITIES AND
  STOCKHOLDERS EQUITY             $ 381,382           $ 397,150
                                  =========           =========

The accompanying note is an integral part of these financial statements.

                CREATIVE BEAUTY SUPPLY, INC.
                 STATEMENTS OF OPERATIONS
                        (UNAUDITED)

                  Six Months Ended Sept. 30    Three Months Ended Sept. 30
                  -------------------------    -------------------------
                     2000           1999          2000           1999
                  ---------    ------------    ----------    ----------

NET SALES           $124,232     $ 126,656       $ 59,067     $ 61,777

COST OF GOODS
SOLD                  88,448       100,352         42,051       48,435
                    --------     ---------        ---------  ---------

GROSS PROFIT          35,784        26,304         17,016       13,342
                    --------     ---------        ---------  ---------

OPERATING EXPENSES:
Salaries - officers   30,000        30,192         15,000       15,192
Payroll taxes          1,397         1,241            722          566
Auto and delivery      3,726         6,868          1,971        2,539
Employee welfare       3,162         1,973          2,049        1,124
Insurance              1,562         1,641            783          812
Office                 1,591           768            584          436
Professional fees     24,279        14,464         14,574        4,905
Rent                   7,602         7,200          3,801        3,600
Store supplies           757           747            325          443
Taxes                    240           250              -            0
Telephone              1,269           950            664          480
Utilities              1,075           883            490          391
Miscellaneous            381           393             96          310
Depreciation and
 Amortization          1,082         1,138            541          569
                  ----------    ----------       ---------  ----------
TOTAL OPERATING
   EPENSES            78,123        68,708         41,600       31,367
                  ----------    ----------       ---------  ----------
LOSS FROM OPERATIONS
BEFORE OTHER INCOME  (42,339)      (42,404)        (24,584)    (18,025)

OTHER INCOME
Interest income        8,337         8,531           4,106       4,211
                   ---------   -----------      -----------  ---------

NET LOSS             (34,002)  $  (33,873)    $    (20,478)    (13,814)
                    =========  ===========    =============  ==========

LOSS PER COMMON SHARE,
 BASIC AND DILUTED  $  (0.02)  $    (0.02)    $      (0.01)  $   (0.01)
                   ==========  ===========    =============  ===========

WEIGHTED AVERAGE
NUMBER OFCOMMON SHARES
OUTSTANDING       $1,864,560  $ 1,862,099     $  1,864,650   $1,864,650
                  ==========  ===========     ============   ===========

The accompanying note is an integral part of these financial statements.

          CREATIVE BEAUTY SUPPLY, INC.
            STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(UNAUDITED)

                                                 2000           1999
                                                 ----           ----

CASH FLOWS FROM OERATING ACTIVITIES:           $(34,002)     $(33,873)
Net loss
Adjustments to reconcile net loss to
Net cash from operating activities:
 Depreciation and amortization                    1,082         1,138
 (Increase) decrease in operating assets:
   Accounts receivable                              522          (389)
   Inventory                                     (6,821)       15,468
   Prepaid Expenses                                 546         1,521
 Increase (decrease) in operating liabilities:
   Accounts payable                               3,724           380
   Payroll taxes withheld and accrued               979           (11)
   Accrued expenses                              13,531        15,163
                                               ---------     ---------
NET CASH USED BY OPERATING ACTIVITIES           (20,439)         (603)
                                               ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Registration Costs                                  -        (5,000)
                                               ---------     ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               (20,439)       (5,603)

CASH AND CASH EQUIVALENTS -beginning of period  321,509       324,683
                                               --------      ---------
CASH AND CASH EQUIVALENTS -end of period      $ 301,070      $319,080
                                              =========      ========

The accompanying note is an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30,2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ending September 30,2000 are not necessarily indicative of the results that may be expected for the year ended March 31,2001. The unaudited financials statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended March 31, 2000.

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

For the six months ended September 30, 2000, the Company did not pursue any financing activities.

For the six months ended September 30, 1999, the Company had registration costs of $5,000 resulting in cash flows from financing activities of ($5,000).

For the six months ended September 30, 2000 and 1999, the Company pursued no investing activities.

Results of Operations.

Assets for the six months ended September 30, 2000 decreased by approx.
$14,700.

Liabilities for the six months ended September 30, 2000 increased by approx. $18,200.

Working capital at September 30, 2000 was approx. $196,743 and at March 31, 2000 it was $230,663, a decrease approx. $33,920. The decrease was a direct result of an increase in accrued salaries for Carmine in the amount of $15,000, an increase in accounts payable to suppliers of $3,724 and a decrease in cash used in operations of $20,439. Stockholders Equity decreased by the loss for the six months. There were no equity transactions during the period.

Sales for the six months ended September 30,2000 was $124,232 as compared to $126,856 for the six months ended September 30, 1999, a slight decrease. Sales are basically flat. The Company has not been able to increase its customer base. The Company in 1999 increased its prices, therefore, increasing its gross profit on sales. The gross profit percentage for the six months ended September 30, 1999 was approx 20% as compared to the gross profit percentage for the six months ended September 30,2000 of approx. 28%.

There were no increases in salaries.

Auto and delivery expenses for the six months ended September 30, 2000 were $3,726 as compared to $6,868 for the same period ending September 30, 1999, a decrease of $3,142. In 1999 the company's delivery van required extensive repair work to its motor and transmission while in 2000 no major repairs were done.

Employee welfare cost (employee hospitalization cost) increased by $1,189 in 2000 for the six months as compared to the same period in 1999. The increase was due to higher premiums charged by insurance carrier.

Office supplies and expenses increased by $823 in 2000 over the same six month period in 1999. The increase was mainly due to the purchase of computer supplies that were necessary in order resolve Y2K issues.

Professional fees increased by approx. $9,815 for the six months ended September 30,2000 as compared to the same six month period in 1999.
This was due to increased cost for legal and accounting services for quarterly and annual SEC filings and increased cost to the stock transfer agent for maintaining the Company's stock records and services.

Rent increased due the Company's lease expiring in April and increased monthly rental payments for the next three years

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

    (a) The Company filed an 8-K to report the change in accountants on August 1, 2000.

    (b)  Not applicable.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Creative Beauty Supply, Inc.
                (Registrant)

Dated:    November 7, 2000



By:  /s/ Carmine Catizone
     ----------------------------
         Carmine Catizone, President