Form 10QSB
period 2000-12-31
CREATIVE BEAUTY SUPPLY INC
filed 2001-02-12
CIK 1011662

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              December 31, 2000

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













PART I   FINANCIAL INFORMATION

                 CREATIVE BEAUTY SUPPLY, INC.
                   BALANCE SHEET

ASSETS

                                                                             December 31,  March 31,
                                                                                2000         2000
                                                                             -----------   ---------
                                                                            (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                 $  294,427   $   321,509
  Accounts receivable                                                            3,401         3,634
  Inventory                                                                     79,525        67,707
  Prepaid expenses                                                               2,105         2,248
                                                                             ---------   -----------
  TOTAL CURRENT ASSETS                                                        379,458        395,098

PROPERTY AND EQUIPMENT, net of accumulated
  Depreciation                                                                    794          2,052
                                                                             ---------    ----------
TOTAL ASSETS                                                               $  380,252    $   397,150
                                                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                                         $   19,578    $    16,217
  Payroll taxes withheld and accrued                                            1,000             55
  Accrued expenses -officers salaries                                         150,577        128,654
  Accrued expenses                                                             20,125         20,509
                                                                           ----------     ----------
TOTAL CURRENT LIABILITES                                                      191,280        165,435
                                                                           ----------     ----------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001, authorized 10,000,000
   Shares , issued and outstanding -0-
  Common stock, par value $.001, authorized 100,000,000
   Shares, issued and outstanding, 1,864,650 shares                            1,865          1,865
  Additional paid-in-capital                                                 472,541        472,541
  Accumulated deficit                                                       (285,434)      (242,691)
                                                                            --------       --------
TOTAL STOCKHOLDERS' EQUITY                                                   188,972        231,715
                                                                            -------         -------
TOTAL LIABILTIES AND STOCHOLDERS' EQUTIY                                  $  380,252    $   397,150
                                                                           =========      =========

The accompanying note is an integral part of these financial statements.

              CREATIVE BEAUTY SUPPLY, INC.
                STATEMENTS OF OPERATIONS
                       (UNAUDITED)

                            Nine Months Ended December 31,       Three Months Ended December 31,
                                2000            1999                 2000              1999
                            ---------------------------------------------------------------------
NET SALES                     183,451       $  188,809             $  59,219         $   62,153
COST OF GOODS SOLD            130,617          151,080                42,169             50,728
                              -------          -------                ------             ------
GROSS PROFIT                   52,834           37,729                17,050             11,425
                              -------          -------                ------             ------

OPERATING EXPENSES

  Salaries - officers          45,975           46,092                15,975             15,900
  Payroll taxes                 2,001            1,928                   604                687
  Auto and delivery             6,059           10,055                 2,333              3,187
  Employee welfare              5,462            3,076                 2,300              1,103
  Insurance                     2,438            2,466                   876                825
  Office                        2,235            1,375                   644                607
  Professional fees            25,678           16,914                 1,399              2,450
  Rent                         11,403           10,800                 3,801              3,600
  Store supplies                1,061            1,660                   304                913
  Taxes                           240              250                    -                   -
  Telephone                     1,917            1,440                   648                490
  Utilities                     1,388            1,478                   313                595
  Miscellaneous                   674              468                   293                 75
  Depreciation and amortization 1,258            1,835                   176                697
                              -------           ------                 -----              -----

TOTAL OPERATING EXPENSES      107,789           99,837                29,666             31,129
                              -------           ------                ------             ------

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME               (54,955)          (62,108)             (12,616)           (19,704)

OTHER INCOME
 Interest Income              12,212            12,749                3,875               4,218
                             -------            -------             -------            --------

NET LOSS                     (42,743)      $   (49,359)            $ (8,741)         $ (15,486)
                             =======       ===========             ========          =========
LOSS PER COMMON SHARE, BASI
  AND DILUTED                $ (0.02)      $     (0.03)            $  (0.00)         $   (0.01)
                             ========         ========              ========          =========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING 1,864,650        1,864,650               1,864,650        1,864,650
                           =========        =========               =========        =========

The accompanying note is an integral part of these financial statements.

            CREATIVE BEAUTY SUPPLY, INC.
              STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                     (UNAUDITED)

                                                               2000                 1999
                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(42,743)                $(49,359)

  Adjustments to reconcile net loss to
    Net cash from operating activities:
       Depreciation and amortization                          1,258                    1,835
       (Increased) decrease in operating assets:
         Accounts receivable                                    233                      598
         Inventory                                          (11,818)                 (11,465)
         Prepaid expenses                                       143                    2,334
       Increase (decrease) in operating liabilities:
         Accounts payable                                     3,361                     (384)
         Payroll taxes withheld and accrued                     945                      562
         Accrued expenses                                    21,539                   22,203
                                                            -------                  --------

    NET CASH USED BY OPEATING ACTIVITIES                    (27,082)                 (10,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Registration cost                                             -                     (5,000)
                                                             -------                 --------

    NET CASH USED BY FINANCING ACTIVITIES                       -                     (5,000)
                                                            ---------                --------

  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                       (27,082)                  (15,746)

  CASH AND CASH EQUIVALENTS - beginning of period          321,509                   324,683
                                                         ---------                  --------
  CASH AND CASH EQUIVALENTS - end of period              $ 294,427                 $ 308,937
                                                         =========                 =========


The accompanying note is an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2000

NOTE1 - BASIS OF PRESENTATIONS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and
Article 10 of Regulation S-X.    Accordingly, they do not include all
of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended March 31, 2000.







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

For the nine months ended December 31, 2000, the Company did not pursue any financing activities.

For the nine months ended December 31, 1999, the Company had registration costs of $5,000 resulting in cash flows from financing activities of ($5,000).

For the nine months ended December 31, 2000 and 1999, the Company pursued no investing activities.

Results of Operations.

Assets for the nine months ended December 31, 2000 decreased by approx.
$15,640.

Liabilities for the nine months ended December 31, 2000 increased by approx. $25,845.

Working capital at December 31, 2000 was approx. $188,178 and at March 31, 2000 it was $229,663, a decrease approx. $41,485. The decrease was a direct result of an increase in accrued salaries for its president in the amount of $15,000, an increase in accounts payable to suppliers of $3,361 and a decrease in cash used in operations of $27,082.

Stockholders Equity decreased by the loss for the nine months. There were no equity transactions during the period.

Sales for the nine months ended December 31,2000 was $183,451 as compared to $188,809 for the nine months ended December 31, 1999, a slight decrease. Sales are basically flat. The Company has not been able to increase its customer base. The Company in 1999 increased its prices, therefore, increasing its gross profit on sales. The gross profit percentage for the nine months ended December 31, 1999 was approx 20% as compared to the gross profit percentage for the nine months ended December 31,2000 of approx. 28%.

There were no increases in salaries.

Auto and delivery expenses for the nine months ended December 31, 2000 were $6,059 as compared to $10,055 for the same period ending December 31, 1999, a decrease of $3,996. In 1999 the company's delivery van required extensive repair work to its motor and transmission while in 2000 no major repairs were done.

Employee welfare cost (employee hospitalization cost) increased by $2,386 in 2000 for the nine months as compared to the same period in 1999. The increase was due to higher premiums charged by insurance
carrier.   The number of employees being covered were the same.

Office supplies and expenses increased by $860 in 2000 over the same nine month period in 1999. The increase was mainly due to the purchase of computer supplies that were necessary in order resolve Y2K issues.

Professional fees increased by approx. $8,764 for the nine months ended December 31,2000 as compared to the same nine month period in 1999.
This was due to increased cost for legal and accounting services for quarterly and annual SEC filings and increased cost to the stock transfer agent for maintaining the Company's stock records and services.

Rent increased due the Company's lease expiring in April 1999 and increased monthly rental payments for the next three years.

Plan of Operation. During the next twelve months, the Company intends to obtain new product lines by negotiating with various manufacturers.

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

                Creative Beauty Supply, Inc.
                (Registrant)

Dated:    February 9, 2001



By:  /s/ Carmine Catizone
     ----------------------------
         Carmine Catizone, President