Form 10KSB
period 2001-03-31
CREATIVE BEAUTY SUPPLY INC
filed 2001-06-13
CIK 1011662

FORM 10-KSB
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 3/31/01
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

          Commission file number -  000-26361

               Creative Beauty Supply, Inc.
         Exact name of Registrant as specified in its charter)

NEW JERSEY                                            22-3392051
 (State or other   (Primary Standard Industrial    (I.R.S. Employer
jurisdictions       Classification Code Number)  Identification number)
of incorporation
or organization


        380 Totowa Road, Totowa, NJ                             07512
(Address of principal executive offices)                    (Zip Code)

                       Telephone:  973-904-0004
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

The Company's revenues for its most recent fiscal year were $240,420. As of March 31, 2001, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of Company's class of common stock, as of March 31, 2001 was 1,864,650 shares of its $.001 par value common stock.

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

Suppliers.   The above indicated products are purchased by the Company
from a number of unaffiliated suppliers and management of the Company does not contemplate or anticipate any significant difficulties with its ability to purchase such products from its current suppliers and/or from replacement and/or additional suppliers if and when necessary or
advisable.   The Company does not have any written agreements with any
of its suppliers.   The Company currently purchases approximately 57%
of its products from one supplier.   Management believes that other
suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales which could reflect operating results.

Distribution.   The Company is currently distributing its products to
approximately 200 nail and beauty salons.   Its territory is
principally and almost exclusively located within the northern and central portion of the State of New Jersey, in the counties of Essex, Hudson, Bergen, Passaic, Morris and Union.

The Company sells cosmetic and beauty supplies, both on the retail and wholesale levels to beauty salons and to the general public.

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own
consumption, not for resale, are considered retail sales.   All sales
to the general public are also considered retail sales.

Sales are summarized as follows:
                     2001            2000
                 -----------       ---------
Wholesale          $106,966        $103,470
Retail              133,501         141,839
                  ----------       --------
                  $240,467         $245,309
                  ==========      =========

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

Employees.   The Company currently has one full-time employees and no
part-time employees.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended March 31, 2001, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company has applied to have its common stock traded in the over-the-counter market and listed on the NASDAQ Bulletin Board

The Company has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of March 31, 2001, the number of holders of Company's common stock is 116.

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

For the year ended March 31, 2001, the Company pursued no financing activities.

For the year ended March 31, 2000, the Company pursued no financing activities.

For the year ended March 31, 2001, the Company made an investment in marketable securities of $50,000 resulting in net cash used in
investing of $50,000.   Although the market value has increased
considerably, there is no guarantee that the marketable securities will hold their value. Management intends to sell the investment in the near future.

For the year ended March 31, 2000, the Company pursued no investing activities.

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

March 31, 2001 compared to March 31, 2000

For the year ended March 31, 2001, the Company had a net income of $100,899. The Company had net sales of $240,420 with a cost of goods sold of $188,736 resulting in gross profit of $51,684 for the year ended March 31, 2001.

The Company had operating expenses of $134,029 for the year ended March
31, 2001.   These expenses primarily consisted of officer's salaries of
$56,936, auto and delivery of $8,360, professional fees of $27,812, rent of $15,204, telephone of $2,466, utilities of $2,242, store supplies of $1,587, insurance of $3,404, office expenses of $2,989 payroll and other taxes of $2,599 and other miscellaneous expenses of $10,430.

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

The Company's product margin decreased from year ended March 31, 2000
to March 31, 2001 by approximately 7% (from 28.77% to 21.5%).   This
decrease represents an approximately 26.78% decrease in gross margin. The decrease is a direct result from the sales mix and decreased
volume purchases.   The Company did not take advantage of purchase
discounts offered.   The Company raised its prices in 2000 which
resulted in lower sales in 2001.

Prices were increased in 2000 causing lower sales volume in 2001.   In
2000, the Company had 1,935 invoices to customers while in 2001, the Company had only 1,852, a decrease of 4.8%

The Company changed its purchasing policy in 2001.   It purchased
smaller volumes at more frequent intervals.   The Company did not get
quantity discounts nor did they take advantage of cash discounts.

Auto and delivery expenses decreased approximately $3,979 as a direct result of the Company's delivery van (a 1996 vehicle) repairs in 2000. The van required a new transmission and motor repairs during the year totaling approximately $3,400 in 2000.

Professional fees increased due to additional cost associated with new auditing firm, higher fees charged by stock transfer agent and normal fee increases by all professionals.

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

Plan of Operation. During the next twelve months, the Company may obtain new product lines by negotiating with various manufacturers. The Company does not intend to hire any additional employees .

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

Remuneration.   To date, the Company has not entered into employment
agreements nor are any contemplated.   Mr. Generelli and Mr. Catizone
were paid approximately $30,000 per year.    Mr. Generelli is no
longer an employee of the Company as of February 2001.    Until March
2001, all of Mr. Catizone's $30,000 salary had been accrued.   Mr.
Catizone forgave all of the accrued salary owed to him from the Company from January 1996 to February 2001 totaling $155,000.

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

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders of
Creative Beauty Supply, Inc.
Totowa,  New Jersey


We have audited the accompanying balance sheet of Creative Beauty Supply, Inc. as of March 31, 2001 and the related statements of operations, stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Creative Beauty Supply, Inc. as of March 31, 2000, were audited by other auditors whose report dated May 18, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Beauty Supply, Inc. as of March 31, 2001 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.




Ehrenkrantz Sterling & Co., LLC
Certified Public Accountants
May 16, 2001

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


                 BEDERSON & COMPANY LLP






West Orange, New Jersey
May 18, 2000

CREATIVE BEAUTY SUPPLY, INC.

 BALANCE SHEETS


March 31

2001                2000

-------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents
$235,507          $321,509
Marketable equity securities, available for sale
178,125                --
Accounts receivable
2,406             3,634
Inventory
62,721            67,707
Prepaid expenses
3,637             2,248

--------          ---------
TOTAL CURRENT ASSETS
482,396           395,098

-------           -------

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation
375             2,052

--------          ---------

$482,771          $397,150

========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable
$18,759           $16,217
Payroll taxes withheld and accrued
821                55
Accrued expenses, officer salaries
--           128,654
Accrued expenses
2,452            20,509
Deferred income taxes
55,093                --

-------           -------

TOTAL CURRENT LIABILITIES
77,125           165,435

------           -------
COMMITMENTS
--                 --

STOCKHOLDERS' EQUITY

Preferred stock, par value $.001, authorized 10,000,000
  shares, issued and outstanding -0-
--                --


Common stock, par value $.001, authorized 100,000,000
  shares, issued and outstanding 1,864,650 shares
1,865               1,865
Additional paid-in capital
472,541             472,541
Accumulated deficit
(141,792)           (242,691)
Accumulated other comprehensive income
73,032                  --

--------           ---------

405,646             231,715

---------            --------

$482,771            $397,150

=========            ========

See notes to financial statements.

CREATIVE BEAUTY SUPPLY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended March 31

----------------------

2001                      2000
                                                                            ----
------                 --------
NET SALES
$240,420                  $245,309
                                                                             ---
-----                  --------
COST OF GOODS SOLD
188,736                   174,722
                                                                             ---
-----                   -------
GROSS PROFIT
51,684                    70,587
                                                                             ---
-----                   -------
OTHER EXPENSES
Salaries, officers
56,936                    61,189
Payroll taxes
2,599                     2,561
Auto and delivery
8,360                    12,339
Employee welfare
7,644                     3,433
Insurance
3,404                     3,248
Office
2,989                     2,551
Professional fees
27,812                    25,530
Rent
15,204                    15,137
Store supplies
1,587                     1,716
Taxes
280                       200
Telephone
2,466                     2,012
Utilities
2,242                     1,825
Miscellaneous
829                       690
Depreciation and amortization
1,677                     2,361
                                                                              --
-----                   -------
TOTAL OPERATING EXPENSES
134,029                   134,792
                                                                              --
-----                   --------
LOSS FROM OPERATIONS BEFORE OTHER INCOME
(82,345)                  (64,205)
                                                                              --
------                  --------
OTHER INCOME (EXPENSE
Interest income
15,869                     16,922
Salary forgiveness
173,750                         --
Inventory write downs
(6,375)                        --
                                                                              --
-----                   --------

183,244                     16,922
                                                                              --
-----                   --------
NET INCOME (LOSS)
100,899                   (47,283)
                                                                              --
-----                   --------
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Unrealized holding gains arising during the year,
  net of income taxes $55,093
73,032                         --
                                                                             ---
-----                  ---------
TOTAL COMPREHENSIVE INCOME
$173,931                  $(47,283)

========                  ==========

NET INCOME ( LOSS) PER COMMON SHARE, BASIC                          $
0.05               $       (0.03)
                                                                     -----------
----               -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES outstanding
 OUTSTANDING
1,864,650                  1,864,650

=================             =============

See notes to financial statements.

CREATIVE BEAUTY SUPPLY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2001 AND 2000

Accumulated
                               Common Stock
Other
                         Number of                     Additional
Accumulated         Comprehensive
                          Shares      Amount          Paid-in Capital
Deficit                           Total
                      ----------------------------------------------------------
---------------------------------------
Balance, April 1, 1999  1,864,650     $1,865            $472,541
$(195,408)         $     --    $278,998

Net loss                       --         --                  --
(47,283)               --     (47,283)
                        ---------     ------            --------               -
--------          --------    --------
Balance, March 31, 2000 1,864,650      1,865             472,541
(242,691)               --     231,715

Net income                    --          --                  --
100,899                --     100,899

Other comprehensive income,
   net of taxes $55,093       --          --                  --
--            73,032      73,032
                       ---------      ------            --------               -
--------           -------    --------
Balance, March
   31, 2001            1,864,650      $1,865            $472,541
$(141,792)          $73,032    $405,646
                       =========      ======            ========
=========           =======    ========

Notes to Financial Statements.
CREATIVE BEAUTY SUPPLY, INC.

 STATEMENTS OF CASH FLOWS

                                                                           Years
Ended March 31
                                                                           -----
------------------
                                                                          2001
2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $100,899
$(47,283)
Adjustments to reconcile net income to net cash
   used in operating activities
Depreciation and amortization                                              1,677
2,361
(Increase) decrease in operating assets
Accounts receivable                                                        1,228
(371)
Inventory                                                                  4,986
5,197
Prepaid expenses
(1,389)                   183
Increase (decrease) in operating liabilities
Accounts payable                                                           2,542
6,354
Payroll taxes withheld and accrued                                           766
(643)
Accrued expenses
(146,711)                31,028
                                                                       ---------
-             ---------
Net cash used in operating activities
(36,002)                (3,174)


CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities
(50,000)                    --
                                                                       ---------
--------
NET DECREASE IN CASH AND CASH EQUIVALENTS
(86,002)                (3,174)

CASH AND CASH EQUIVALENTS, beginning of year                             321,509
324,683
                                                                      ----------
---------
CASH AND CASH EQUIVALENTS, end of year                                  $235,507
$321,509
                                                                      ==========
=========

See notes to financial statements.

CREATIVE BEAUTY SUPPLY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
Creative Beauty Supply, Inc. was incorporated in the State of New Jersey on August 28, 1995, and commenced operations on January 2, 1996. The Company sells cosmetic and beauty supplies both on the retail and wholesale levels to the general public and beauty salons in Northern and Central New Jersey.

The Company is located in Totowa, New Jersey and had two employees until February 2001, at which-time, one employee left leaving only one employee at March 31, 2001.

ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIC OF ACCOUNTING
The Company maintains its records on the accrual basis of accounting. Income is recognized when customers take title to the goods and expenses are recorded when incurred.

CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROVISION FOR DOUBTFUL ACCOUNTS
Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable. Management considered accounts receivable at March 31, 2001 and 2000 to be fully collectible; accordingly, no allowance for doubtful accounts was provided for at March 31, 2001 and 2000.

INVENTORY
Inventory, consisting of finished goods, is valued at cost, with cost being determined on the first-in, first-out (FIFO) method.

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

Maintenance, repairs and minor renewals are charged to earnings when they are incurred. When assets are retired or otherwise disposed of, the assets and related allowance for depreciation and amortization are eliminated from the account and any resulting gain or loss is reflected in income.

INCOME TAXES
Deferred income taxes are provided on the liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred income tax liability are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews long-lived assets for impairments whenever events or changes in business circumstances occur that indicate that carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows.

EXPENSES RELATED TO SALE AND ISSUANCE OF SECURITIES
All costs incurred in connection with the sale and issuance of the Company's common stock have been capitalized and charged to additional paid-in capital.

NET LOSS PER COMMON SHARE
The Financial Accounting Standard Board issued "SFAS" No. 128, which requires the presentation on the face of the income statement "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except the denominator includes dilative common stock equivalents such as stock options and convertible debentures. There were no dilative common stock equivalents for all periods presented.

COMPREHENSIVE INCOME
Comprehensive income includes net earnings adjusted for certain revenues, expenses, gains and losses that are excluded from net earnings under generally accepted accounting principles.

Note 2: CONCENTRATION OF CREDIT RISK

The Company sells its products to various customers primarily in Northern and Central New Jersey. The Company performs ongoing credit evaluations on its customers and generally does not require collateral.

The Company maintans its cash balances with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. At March 31, 2001, the Company's uninsurance cash balances approximated $140,000.

Note 3: ECONOMIC DEPENDENCY

The Company currently purchases approximately 57% of its products from one supplier. Managers believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales which could reflect operating results.

Note 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, trade receivable accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short-term maturities.

The investment in marketable equity securities is recorded at market value which approximates fair value.

Note 5: MARKETABLE EQUITY SECURITIES

The cost and estimated fair value of marketable equity securities that are available for sale are as follows:
                                             2001                2000
                                            -------            ------
Cost                                        $50,000          $     --
Gross unrealized gains                      128,125                --
                                            -------         ---------
Fair Market Value                          $178,125          $     --
                                           ========         =========

The unrealized appreciation of marketable equity securities that are available for sale is as follows:

                                             2001                2000
                                          --------             ------
Net unrealized gains                     $128,125           $      --
Deferred income taxes                     (55,093)                 --
                                         --------           ---------
                                          $73,032           $      --
                                         ========           =========

There were no sales proceeds and realized gains or losses on securities classified as available for sale in 2001 and 2000.

Note 6: PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

                                                 March 31
                                             2001                2000
                                           --------------------------
Delivery equipment                         $9,750              $9,750
Furniture and office equipment              1,500               1,500
                                           ------              ------
                                           11,250              11,250
Less: Accumulated depreciation             10,875               9,198
                                           ------              ------
                                           $  375              $2,052
                                           ======              ======

Depreciation expense for the years ended March 31, 2001 and 2000 was $1,677 and $2,164, respectively.

Note 7: INCOME TAXES

The deferred income tax asset at March 31, 2001 and 2000 related to Federal and state net operating losses and an accrued liability at March 31, 2000. The resulting deferred tax asset has been fully offset by a valuation allowance. The valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at March 31, 2001 that is more likely than not that these benefits will be realized.

The deferred income tax liability at March 31, 2001 relates to an unrealized holding gain from an investment in marketable equity securities held for sale.

Net operating loss carryforwards and temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the net deferred tax liability relate to the following:

                                                   March 31
                                               2001             2000
                                              -----------------------
Net operating loss carryforwards             $60,744         $ 41,313

Accrued liabilities, principally due to
  expenses not currently deductible for
  income tax purposes                             --           62,887

Unrealized holding gain                      (55,093)              --
                                             -------          -------
                                               5,651          104,200
Less valuation allowance for deferred
  tax assets                                 (60,774)         104,200
                                             -------          -------
Net deferred income tax assets
  and liabilities                          $ (55,093)        $     --
                                           =========         ========
The change in the valuation allowance for the year ended March 31, 2001 was a net decrease of $43,456 due to debt forgiveness for accrued officer salaries and current year net operating loss.

A reconciliation between the statutory federal income tax rate (34%) and the effective income tax rates based on continuing operation is as follows:

                                               March 31
                                           2001                  2000
                                           --------------------------
Statutory federal income tax             $34,306           $ (16,076)
State income tax (benefit)                 9,081              (4,237)
Non deductible items                          69                  --
Valuation allowance                      (43,456)             20,313
                                         --------           --------
Net income tax expense                  $     --          $       --
                                        ========          ==========

Federal net operating loss carryforwards of $141,487 will expire in the year 2016 and the state net operating loss carryforwards of $140,437 will expire in the year 2006.

Note: 8 SALES

The Company sells cosmetic and beauty supplies both on the retail and wholesale levels to beauty salons and to the general public.

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own consumption, not for resale, are considered retail sales. All sales to the general public are also considered retail sales.

Sales are summarized as follows:

                                               March 31
                                         2001                   2000
                                         ---------------------------
Wholesale                             $106,966              $103,470
Retail                                 133,501               141,839
                                      -------               --------
                                      $240,467              $245,309
                                      ========              ========
Note: 9 SALARY FORGIVENESS

The President of the Company has forgiven all of the accrued salareis owed to him from January 1996 to February 2001 totaling $155,000.
Commencing with March 1, 2001, his salary is and will be paid to him on a monthly basis.

Accrued salaries due to the President's brother totaling $18,750
(accrued from January 1996 to March 1997) has been forgiven.

Note:10 COMMITMENTS

In April of 1999, the Company entered into a lease agreement with a non-related party for a term of three (3) year commencing May 1, 1999 for the rental of its executive offices, retail, wholesale and warehouse facilities in Totowa, New Jersey at a monthly rental of $1,200 per month for the first twelve (12) months and $1,300 a month for each of the remaining twenty four (24) months. Total rent charged to operations for the years ended March 31, 2001 and 2000 was $15,205 and $15,137 receptively.

The minimum annual future payments are as follows:

Years Ended
  March 31
  --------
     2002                          $15,600
     2003                            1,300
                                  --------
     Total                         $16,900
                                  ========
(b)    List of Exhibits

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

Date:    June 12, 2001            Creative Beauty Supply, Inc.

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


/s/Carmine Catizone                                6/12/2001
------------------------
Carmine Catizone
President and Director
(Principal Executive Officer)

/s/Daniel Generelli                                6/12/2001
------------------------
Daniel Generelli
Principal Financial Officer/Controller/Director