Form 10QSB
period 2001-06-30
CREATIVE BEAUTY SUPPLY INC
filed 2001-08-15
CIK 1011662

U.S. Securities and Exchange Commission
              Washington, D.C. 20549

                   FORM 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 2001

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

Registrant's Telephone number, including area code: 973-904-0004

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

PART I   FINANCIAL INFORMATION

CREATIVE BEAUTY SUPPLY, INC.
BALANCE SHEETS
               ASSETS

                                           June 30,           March 31,
                                             2001               2001
                                           -------            ---------
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $  224,329         $  235,507
  Marketable securities                      165,000            178,125
  Accounts receivable                          2,956              2,406
  Inventory                                   68,430             62,721
  Prepaid Expenses                             2,861              3,637
                                          ----------         ----------
TOTAL CURRENT ASSETS                         464,576            482,396

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation                        321                375
                                           ---------        -----------
TOTAL ASSETS                              $  464,897         $  482,771
                                          ==========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable-trade                  $   33,831         $   18,759
  Payroll taxes withheld and accrued           1,291                821
  Accrued expenses                             1,270              2,452
  Deferred income taxes                       49,449             55,093
                                           ---------           --------

TOTAL CURRENT LIABILITIES                     85,841             77,125
                                           ---------           --------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001,
    Authorized 10,000,000 shares,
    -0- issued and outstanding,                   -                  -
  Common stock, par value $.001, authorized
    100,000,000 shares, issued and outstanding
    1,864,650 shares                           1,865             1,865
  Additional paid-in-capital                 646,291           646,291
  Accumulated deficit                       (334,651)         (315,542)
  Accumulated other comprehensive income      65,551            73,032
                                          ----------          ---------
  TOTAL STOCKHOLDER'S EQUITY                 379,056           405,646
                                           ---------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 464,897         $ 482,771
                                           =========         =========

The accompanying note is an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended June, 30, 2001 and 2000
(Unaudited)

                                              2001              2000
                                            ---------         ---------
NET SALES                                   $  60,406         $  65,165

COST OF GOODS SOLD                             47,420            46,397
                                            ---------          --------
GROSS PROFIT                                   12,986            18,768
                                            ---------          --------
OPERATING EXPENSES:
  Salaries - officers                           8,505            15,000
  Payroll taxes                                   746               675
  Auto and delivery                             2,176             1,755
  Employee welfare                              1,643             1,133
  Insurance                                       766               779
  Office                                          765             1,007
  Professional fees                            15,295             9,705
  Rent                                          3,801             3,801
  Store supplies                                  155               432
  Taxes                                           240               240
  Telephone                                       482               605
  Utilities                                       444               585
  Miscellaneous                                   141               285
  Depreciation and amortization                    54               541
                                            ---------         ---------
TOTAL OPERATING EXPENSES                       35,223            36,523
                                            ---------         ---------
LOSS FROM OPERATIONS BEFORE
  OTHER INCOME                                (22,237)          (17,755)

OTHER INCOME
  Interest income                               3,128             4,231
                                            ---------        ----------
NET LOSS                                      (19,109)          (13,524)
OTHER COMPREHENSIVE LOSS, NET OF TAXES
  Unrealized holding loss arising during
   The period, net of income taxes benefit
   Of $5,644                                  ( 7,481)                -
                                          -----------        ----------
TOTAL COMPREHENSIVE LOSS                  $   (26,590)       $  (13,524)
                                          ===========       ===========
LOSS PER COMMON SHARE, BASIC AND DILUTED  $     (0.01)       $    (0.01)
                                          ===========       ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 1,864,650         1,864,650
                                          ===========       ===========

The accompanying note is an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

                                              2001               2000
                                           ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                  (19,109)        $  (13,524)
  Adjustments to reconcile net loss to
    Net cash from operating activities:
     Depreciation and amortization               54                541
     (Increase) decrease in operating assets:
       Accounts receivable                     (550)               408
       Inventory                             (5,709)              (207)
       Prepaid expenses                         776                754
    Increase (decrease)in operating
        liabilities:
         Accounts payable                    15,072               6,381
         Payroll taxes withheld and accrued  (1,182)                993
         Accrued expenses                       470               6,820
                                            -------             -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          (10,178)              2,166

CASH AND CASH EQUIVALENTS -
  Beginning of period                       235,507             321,509
                                            -------             -------
CASH AND CASH EQUIVALENTS -
  End of period                            $225,329            $323,675
                                           ========            ========

The accompanying note is an integral part of these financial statements

CREATIVE BEAUTY SUPPLY, INC
NOTES TO FINANCIAL STATEMENTS
JUNE 30,2001

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ending June 30,2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.
The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form
10KSB for the year ended March 31, 2001

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

For the three months ended June 30, 2001 and 2000, the Company pursued no financing activities.

For the three months ended June 30, 2001 and 2000, the Company pursued no investing activities.

Results of Operations.

The Company sells approximately 1,000 different
products at varying mark ups ranging from 15 to 35
percent.   The Company has two types of customers,
beauty salons and the general public.   The gross
profit margin on sales of merchandises to the
general public ranges from 20 to 35 percent
depending on the product sold.   The gross margin
on sales of merchandise to beauty salons is
somewhat less ranging from 15 to 25 percent
depending on the product sold and the discount
given.   The Company's product margins are
decreasing due to stiffer competition and a sales mix shift from retail to wholesale sales (retail sales decreasing, wholesale sales increasing).

June 30, 2001 compared to June 30, 2000

For the three months ended June 30, 2001, the Company had a net loss of $(19,109). The Company had net sales of $60,406 with a cost of goods sold of $47,420 resulting in gross profit of $12,986 for the three months ended June 30, 2001.

The Company had operating expenses of $35,223 for
the three months ended June 30, 2001.   These
expenses primarily consisted of officer's salaries of $8,505, auto and delivery of $2,176, professional fees of $15,295, rent of $3,801, telephone of $482, utilities of $444, store supplies of $155, insurance of $766, office expenses of $765, payroll and other taxes of $986 and other miscellaneous expenses of $1,848.

For the three months ended June 30, 2000, the Company had a net loss of $(13,524). The Company had net sales of $65,165 with a cost of goods sold of $46,397 resulting in gross profit of $18,768 for the three months ended June 30, 2000.

The Company had operating expenses of $36,523 for
the three months ended June 30, 2000.   These
expenses primarily consisted of officer's salaries of $15,000, auto and delivery of $1,755, professional fees of $9,705, rent of $3,801, telephone of $605, utilities of $585, store supplies of $432, insurance of $779, payroll and other taxes of $915 and other miscellaneous expenses of $2,946.

The Company's product margin decreased from three
months ended June 30, 2000 to June 30, 2001 by
approximately 7% (from 28.8% to 21,5%).   This
decrease represents an approximately 26% decrease
in gross margin.   The decrease is a direct result
from the change in sales mix, lower volume
purchases from suppliers resulting in higher unit
cost, and increased competition.   The Company did
not take advantage of purchase discounts offered.
The Company raised its prices in 2000 that
resulted in lower sales in 2001.   For the three
months ended June 30, 2000, the Company had 479 invoices to customers while in 2001, the Company had only 454 invoices, a decrease of 5%, resulting in a decrease of $4,759 in sales for the three months ended June 30, 2001 as compared to the same three months period in 2000.

Salary decreased from $15,000 to $8,505 due to one less employee.

Professional fees increased due to additional cost associated with the annual filing of Form
10KSB and its amendments, higher fees charged by stock transfer agent and normal fee increases by all professionals.

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

Plan of Operation.  During the next twelve months,
the Company may obtain new product lines by
negotiating with various manufacturers.   The
Company does not intend to hire any additional employees.

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

                Creative Beauty Supply, Inc.
                (Registrant)

Dated:    August 14, 2001



By:  /s/ Carmine Catizone
     ----------------------------
         Carmine Catizone, President

Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)	Page 4