Form 10QSB
period 2001-09-30
CREATIVE BEAUTY SUPPLY INC
filed 2001-11-14
CIK 1011662

U.S. Securities and Exchange Commission
              Washington, D.C. 20549

                   FORM 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2001

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

PART I   FINANCIAL INFORMATION

CREATIVE BEAUTIY SUPPLY, INC.
BALANCE SHEETS
                           ASSETS

                                               September 30    March 31,
                                                  2001           2001
                                               ------------   -----------
                                               (Unaudited)
CURRENT ASSETS:
  Cash and Cash equivalents                     $  205,622    $  235,507
  Marketable securities                            157,500       178,125
  Accounts receivable                                1,743         2,406
  Inventory                                         66,234        62,721
  Prepaid expenses                                   2,597         3,637
                                                ----------    ----------
TOTAL CURRENT ASSETS                               433,696       482,396

PROPERTY AND EQUIPMENT, net of accumulated
  Depreciation                                         268           375
                                                ----------    ----------
TOTAL ASSETS                                    $  433,964    $  482,771
                                                ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                       $  24,453    $   18,759
  Payroll taxes withheld and accrued                 1,694           821
  Accrued expenses                                     995         2,453
  Deferred income taxes                             46,534        55,093
                                                 ----------    ---------
TOTAL CURRENT LIABILITIES                           73,656        77,125

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001,
   Authorized 10,000,000 shares issued
   And outstanding 0 shares                      -             -
  Common stock, par value $.001,
   Authorized 100,000,000 shares, issued
   and outstanding 1,854,650 shares                  1,865         1,865
  Additional paid-in-capital                       646,291       646,291
  Accumulated deficit                             (348,814)     (315,542)
  Accumulated other comprehensive income            60,966        73,032
                                                  --------     ---------

TOTAL STOCKHOLDERS' EQUITY                         360,308       405,646
                                                  --------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 433,694     $ 482,771
                                                 ==========    =========

The accompanying note is an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)

                                    SIX MONTHS ENDED SEPTEMBER 30,
                                        2001              2000
                                     ---------         ----------
NET SALES                           $  111,106         $ 124,232
COST OF GOODS SOLD                      87,218            88,448
                                      ---------          --------
GROSS PROFIT                            23,888            35,784
                                      ---------          --------
OPERATING EXPENSES:
  Salaries - Officers                   16,370            30,000
  Payroll Taxes                          1,474             1,397
  Auto and Delivery                      3,960             3,726
  Employee welfare                       3,043             3,162
  Insurance                              1,552             1,562
  Office                                 1,155             1,591
  Professional fees                     23,934            24,279
  Rent                                   7,602             7,602
  Store supplies                           449               757
  Taxes                                    240               240
  Telephone                                923             1,269
  Utilities                              1,012             1,075
  Miscellaneous                          1,181               381
  Depreciation and amortization            107             1,082
                                      --------         ---------
TOTAL OPERATING EXPENSES                63,002            78,123
                                      --------         ---------
LOSS FROM OPERATIONS BEFORE
  OTHER INCOME                         (39,114)          (42,339)

OTHER INCOME
  Interest income                        5,842             8,337
                                     ---------         ---------
NET LOSS                               (33,272)          (34,002)
OTHER COMPREHENSIVE LOSS, NET OF TAXES
  Unrealized holding loss arising during
   the period, net of income taxes benefit
   of $8,560                           (12,066)                -
                                      --------         ---------
TOTAL COMPREHENSIVE LOSS             $ (45,338)        $ (34,002)
                                     =========         =========
LOSS PER COMMON SHARE, BASIC
   AND DILUTED                        $  (0.02)        $   (0.02)
                                     =========         =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          1,864,650         1,864,650
                                     =========         =========

The accompanying note is an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)  continued

                                  THREE MONTHS ENDED SEPTEMBER 30,
                                        2001              2000
                                     ---------         ---------
NET SALES                            $  50,700         $  59,067

COST OF GOODS SOLD                      39,798            42,051
                                      --------          --------
GROSS PROFIT                            10,902            17,016
                                      --------          --------
OPERATING EXPENSES:
  Salaries - Officers                    7,865            15,000
  Payroll Taxes                            728               722
  Auto and Delivery                      1,784             1,971
  Employee welfare                       1,400             2,049
  Insurance                                776               783
  Office                                   390               584
  Professional fees                      8,639            14,574
  Rent                                   3,801             3,801
  Store supplies                           294               325
  Taxes                                      -                 0
  Telephone                                441               664
  Utilities                                568               490
  Miscellaneous                          1,040                96
  Depreciation and amortization             53               541
                                      --------         ---------
TOTAL OPERATING EXPENSES                27,779            41,600
                                      --------         ---------
LOSS FROM OPERATIONS BEFORE
  OTHER INCOME                         (16,877)          (24,584)
OTHER INCOME
  Interest income                        2,714             4,106
                                     ---------         ---------
NET LOSS                               (14,163)          (20,478)
OTHER COMPREHENSIVE LOSS, NET OF TAXES
  Unrealized holding loss arising during
   The period, net of income taxes benefit
   Of $8,560                           ( 4,585)                -
                                     ---------        ----------
TOTAL COMPENSATION LOSS               $(18,748)        $ (20,478)
                                     =========         =========
LOSS PER COMMON SHARE, BASIC
    AND DILUTED                        $ (0.01)        $   (0.01)
                                     =========         =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          1,864,640         1,864,650
                                    ==========         =========
The accompanying note is an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)

                                                  2001            2000
                                                ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                       (33,272)      $(13,524)
  Adjustments to reconcile net loss to
    Net cash from operating activities:
     Depreciation and amortization                   107            541
     (Increase) decrease in operation assets:
       Accounts receivable                           663            408
       Inventory                                  (3,513)          (207)
       Prepaid expenses                            1,040            754
     Increase (decrease) in operating liabilities:
       Accounts payable                            5,694          6,381
       Payroll taxes withheld and accrued            853            993
       Accrued expenses                           (1,457)         6,820
                                                 -------        -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               (29,885)         2,166

CASH AND CASH EQUIVALENTS - beginning of period  235,507        321,509
                                                --------       --------
CASH AND CASH EQUIVALENTS - end of period       $205,622       $323,675
                                                ========       ========
The accompanying note is an integral part of these financial statements.

CREATIVE BEAUTY SUPPLY, INC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30,2001

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended March 31,
2001.

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

For the six months ended September 30, 2001 and 2000, the Company pursued no financing activities.

For the six months ended September 30, 2001 and 2000, the Company pursued no investing activities.

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

September 30, 2001 compared to September 30, 2000

For the six months ended September 30, 2001, the Company had a net loss of $(33,272). The Company had net sales of $111,106 with a cost of goods sold of $87,218 resulting in gross profit of $23,888 for the six months ended September 30, 2001.

The Company had operating expenses of $63,002 for
the six months ended September 30, 2001.   These
expenses primarily consisted of officer's salaries of $16,370, auto and delivery of $3,960, professional fees of $23,934, rent of $7,602, telephone of $923, utilities of $1,012, store supplies of $449, insurance of $1,552, office expenses of $1,155, payroll taxes of $1,474 and other miscellaneous expenses of $4,571.

For the six months ended September 30, 2000, the Company had a net loss of $(34,002). The Company had net sales of $124,232 with a cost of goods sold of $88,448 resulting in gross profit of $35,784 for the six months ended September 30, 2000.

The Company had operating expenses of $78,123 for
the six months ended September 30, 2000.   These
expenses primarily consisted of officer's salaries of $30,000, auto and delivery of $3,726, professional fees of $24,279, rent of $7,602, telephone of $1,269, utilities of $1,075, store supplies of $757, insurance of $1,562, payroll taxes of $1,397 and other miscellaneous expenses of $6,456.

The Company's product margin decreased from six
months ended September 30, 2000 to September 30,
2001 by approximately 7% (from 28.8% to 21,5%).
This decrease represents an approximately 26%
decrease in gross margin.   The decrease is a
direct result from the change in sales mix, lower
volume purchases from suppliers resulting in
higher unit cost, and increased competition.   The
Company did not take advantage of purchase
discounts offered.   The Company raised its prices
in 2000 that resulted in lower sales in 2001.
For the six months ended September 30, 2000, the Company had 479 invoices to customers while in 2001, the Company had only 454 invoices, a decrease of 5%, resulting in a decrease of $13,126 in sales for the six months ended September 30, 2001 as compared to the same six months period in 2000.

Salary decreased from $30,000 for the six months ended September 30, 2000 to $16,370 for the six months ended September 30, 2001 due to one less employee.

The major cause of the Company's losses from operations have been the low sales volume.
Management is looking for new suppliers at more favorable prices and to increase their customer base and sales volume.

The Company is actively seeking new customers to increase its volume which will have a favorable impact on the Company's results of operation within the next 12 months.

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

                Creative Beauty Supply, Inc.
                (Registrant)

Dated:    November 13, 2001



By:  /s/ Carmine Catizone
     ----------------------------
         Carmine Catizone, President