Form 10QSB
period 2001-12-31
CREATIVE BEAUTY SUPPLY INC
filed 2002-02-13
CIK 1011662

U.S. Securities and Exchange Commission
              Washington, D.C. 20549

                   FORM 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    December 31, 2001

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

PART I   FINANCIAL INFORMATION

          CREATIVE BEAUTY SUPPLY, INC.
                    BALANCE SHEETS

                        ASSETS

                                        December 31,    March 31,
                                            2001          2001
                                        -----------    -----------
                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents             $  246,350    $  235,507
   Marketable securities                    116,000       178,125
   Accounts receivable                        3,178         2,406
   Inventory                                 59,200        62,721
   Prepaid expenses                           1,300         3,637
                                         ----------    ----------
   TOTAL CURRENT ASSETS                     426,028       482,396

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation                                 214           375
                                         ----------    ----------
TOTAL ASSETS                             $  426,242    $  482,771
                                         ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade              $   15,320    $   18,759
   Payroll taxes withheld and accrued         2,987           821
   Accrued expenses                           1,049         2,452
   Deferred income taxes                     34,307        55,093
                                         ----------    ----------
   TOTAL CURRENT LIABILITIES                 53,663        77,125
                                         ----------    ----------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
      and outstanding -0- shares                  -             -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 1,864,650 shares         1,865         1,865
   Additional paid-in-capital               954,811       646,291
   Accumulated deficit                     (632,457)     (315,542)
   Accumulated other comprehensive income    48,360        73,032
                                         ----------    ----------
   TOTAL STOCKHOLDERS' EQUITY               372,579       405,646
                                         ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $  426,242    $  482,771
                                         ==========    ==========

          The accompanying note is an integral part of these financial statements

             CREATIVE BEAUTY SUPPLY, INC.
   STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                       (UNAUDITED)

                              NINE MONTHS ENDED DEC.31, THREE MONTHS ENDED DEC. 31,
                              ----------------------------------------------------
						2001		 2000		  2001           2000
                              -------------  -----------   ----------   -----------
NET SALES                       $  166,354   $  183,451    $   55,248  $     59,219

COST OF GOODS SOLD                 130,587      130,617       43,369         42,169
                                ----------   ----------     ---------   -----------
GROSS PROFIT                        35,767       52,834        11,879        17,050
                                ----------   ----------     ---------   -----------

OPERATING EXPENSES:
   Salaries - officers             161,050       45,975       144,680        15,975
   Payroll taxes                     2,141        2,001           667           604
   Auto and delivery                 6,478        6,059         2,518         2,333
   Consulting fees                 171,990            -       171,990
   Employee welfare                  5,143        5,462         2,100         2,300
   Insurance                         2,849        2,438         1,297           876
   Office                            1,483        2,235 	       54           644
   Professional fees                26,851       25,678         2,917         1,399
   Rent                             11,403       11,403         3,801         3,801
   Store supplies                      667        1,061           218           304
   Taxes                               240          240             -             0
   Telephone                         1,450        1,917           527           648
   Utilities                         1,235        1,388           223           313
   Miscellaneous                       907          674             -           293
   Depreciation and amortization       161        1,258            54           176
                                ----------   ----------    ----------    ----------

   TOTAL OPERATING EXPENSES        394,048      107,789       331,046        29,666
                                ----------   ----------    ----------    ----------

LOSS FROM OPERATIONS BEFORE
   OTHER INCOME	                (358,281)     (54,955)     (319,167)	   (12,616)
                                ----------   ----------    ----------    ----------
OTHER INCOME
   Gain on sale of securities       33,333            -        33,333             0
   Interest income                   8,033       12,212         2,191         3,875
                                ----------   ----------    ----------    ----------
 TOTAL OTHER INCOME                 41,366       12,212        35,524         3,875
                                ----------   ----------    ----------    ----------
NET LOSS                          (316,915)     (42,743)     (283,643)      (8,741)




OTHER COMPREHENSIVE LOSS, NET
 OF TAXES  Unrealized holding
 loss arising during the period,
 net of income taxes benefit
  of $20,786                       (24,672)           -       (12,606)           0
                                ----------   ----------    ----------   ----------
TOTAL COMPREHENSIVE LOSS        $ (341,587)  $  (42,743)   $ (296,249)  $   (8,741)
                                ==========   ==========    ==========   ==========
LOSS PER COMMON SHARE, BASIC
   AND DILUTED                  $    (0.17)  $    (0.02)   $    (0.15)  $    (0.00)
	                          ==========   ===========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING      1,864,650     1,864,650    1,864,640    1,864,650
                                ==========   ===========   ==========   ==========

    The accompanying note is an integral part of these financial statements.

           CREATIVE BEAUTY SUPPLY, INC.
            STATEMENTS OF CASH FLOWS
   NINE MONTHS ENDED DECEMBER 31 2001 AND 2000

                 (UNAUDITED)

                                                    2001                2000
                                                    ----                ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       (316,915)            $(42,743)
   Adjustments to reconcile net loss to
      net cash from operating activities:
         Depreciation and amortization                 161                1,258
 Gain on sale of marketable securities             (33,333)
 Operating expenses through issuance
  of stock options                                 308,490
(Increase) decrease in operating assets:
      Accounts receivable                             (772)                 233
      Inventory                                      3,521              (11,818)
      Prepaid expenses                               2,337                  143
 Increase (decrease) in operating liabilities:
      Accounts payable                              (3,439)               3,361
      Payroll taxes withheld and accrued             2,166                  945
      Accrued expenses                              (1,403)              21,539
                                                  --------             --------
      Net cash used in operating activities        (39,187)             (27,082)
                                                  --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of marketable securities        50,000                    -
                                                  --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of stock options                             30                    -
                                                  --------             --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  10,843              (27,082)

CASH AND CASH EQUIVALENTS - beginning of period    235,507              321,509
                                                  --------             --------
CASH AND CASH EQUIVALENTS - end of period         $246,350             $294,427
                                                  ========             ========

The accompanying note is an integral part of these financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine months ending
December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended March 31, 2001.

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

For the nine months ended December 31, 2001, the Company received $30 from the issuance of stock options. For the nine months ended December 31, 2000, the Company pursued no financing activities.

For the nine months ended December 31, 2001, the Company received $50,000 from the sale of marketable securities. For the nine months ended
December 31, 2000, the Company pursued no investing activities.

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

December 31, 2001 compared to December 31, 2000

For the nine months ended December 31, 2001, the Company had a net loss of $(316,915). The Company had net sales of $166,354 with a cost of goods sold of $130,587 resulting in gross profit of $35,767 for the nine months ended December 31, 2001.

The Company had operating expenses of $394,048 for
the nine months ended December 31, 2001.   These
expenses primarily consisted of officer's salaries of $161,050, auto and delivery of $6,478, consulting fees of $171,990, employee welfare of $5,143, insurance of $2,849, office expense of $1,483, professional fees of $26,851, rent of $11,403, taxes of $240, telephone of $1,450, store supplies of $667, utilities of $1,235, miscellaneous of $907 and depreciation and amortization of $161.

For the nine months ended December 31, 2000, the Company had a net loss of $(42,743). The Company had net sales of $183,451 with a cost of goods sold of $130,617 resulting in gross profit of $52,834 for the nine months ended December 31, 2000.

The Company had operating expenses of $107,789 for
the nine months ended December 31, 2000.   These
expenses primarily consisted of officer's salaries of $45,975, payroll taxes of $2,001, auto and delivery of $6,059, employee welfare of $5,462, insurance of $2,438, office of $2,235, professional fees of $25,678, rent of $11,403, store supplies of $1,061, taxes of $240, telephone of $1,917, utilities of $1,388, miscellaneous of $674 and depreciation and amortization of $1,258.

The Company's product margin decreased from nine
months ended December 31, 2000 to December 31,
2001 by approximately 7.3% (from 28.8% to 21.5%).
This decrease represents an approximately 25%
decrease in gross margin.   The decrease is a
direct result from the change in sales mix, lower
volume purchases from suppliers resulting in
higher unit cost, and increased competition.   The
Company did not take advantage of purchase
discounts offered.   The Company raised its prices
in 2000 that resulted in lower sales in 2001.
Wholesale sales have decreased by approximately
15% and retail sales decreased by approximately 5% during 2001 as compared to 2000.

Salary increased from $45,975 for the nine months ended December 31, 2000 to $161,050 for the nine months ended December 31, 2001 due to the issuance of stock options valued at $136,500and net of a reduction for one full time employee.

Consulting fees were increased during the nine months ended December 31, 2001 through the issuance of stock options valued at $171,900.

The major cause of the Company's losses from
operations have been the low sales volume and the
issuance of stock options for salaries and
consulting fees.   Management is looking for new
suppliers at more favorable prices and to increase their customer base and sales volume.

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

                Creative Beauty Supply, Inc.
                (Registrant)

Dated:    February 12, 2001



By:  /s/ Carmine Catizone
     ----------------------------
         Carmine Catizone, President