Form 10KSB
period 2002-03-31
CREATIVE BEAUTY SUPPLY INC
filed 2002-07-10
CIK 1011662

FORM 10-KSB
         SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549
 [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 3/31/02
                       OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

      Commission file number -  000-26361

        Creative Beauty Supply, Inc
(Exact name of Registrant as specified in its charter)

NEW JERSEY                                            22-3392051
(State or other    (Primary Standard Industrial    (I.R.S. Employer
jurisdictions       Classification Code Number)  Identification number)
of incorporation
or organization


380 Totowa Road, Totowa, NJ             07512
(Address of principal                 (Zip Code)
executive offices)

                 Telephone:  973-904-0004
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

The Company's revenues for its most recent fiscal year were $216,087. As of March 31, 2002, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $1,318,911.

The number of shares outstanding of Company's class of common stock, as of March 31, 2002 was 3,494,650 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__  No _____

The exhibits are incorporated into the text by reference.

Transitional Small Business Disclosure Format
(check one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS - General

A.   The Company was incorporated in New Jersey on
August 28, 1995.   On March 15, 1996, the Company
effectuated a 45,392 for 1 stock split.   There
have been no other material events in the
development of the Company (including any material
mergers or acquisitions) since inception.   There
are no pending or anticipated mergers,
acquisitions, spin-offs or recapitalizations.   On
February 26, 1997, the Company's officers
surrendered 7,543,000 Common Shares.   The issued
and outstanding shares were reduced from
11,348,000 to 3,805,000.   An additional 795,000
common shares were subsequently issued.   On July
1, 1997, the Company effectuated a 1 for 2.5
reverse stock split reducing the then issued and
outstanding shares from 4,600,000 to
1,840,000, subsequently issuing another 24,650
shares from March 30, 1998 through July 26, 1998
bringing the total issued and outstanding
shares to 1,864,650.   During fiscal year ended
March 31, 2002, 1,630,000 common shares were issued bringing the total issued and outstanding common shares at March 31, 2002 to 3,494,650.

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

Suppliers.   The above indicated products are
purchased by the Company from a number of
unaffiliated suppliers and management of the
Company does not contemplate or anticipate any
significant difficulties with its ability to
purchase such products from its current suppliers
and/or from replacement and/or additional
suppliers if and when necessary or advisable.
The Company does not have any written agreements
with any of its suppliers.   During the most
current year (2002) the Company purchased
approximately 59% of its products from one
supplier.   Management believes that other
suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in obtaining merchandise and possible loss of sales that could effect operating results.

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

Net sales are summarized as follows:
                    2002             2001
                  --------         --------
Retail            $124,936         $133,501
Wholesale           91,151          106,919
                 ---------        ---------
                  $216,087         $240,420
                 =========        =========
Competition.   Competition is based on price.  The
Company's price ranges of its various products are
within the manufacturer-suggested prices, services
and product lines.  The Company is competing with
established companies and other entities (many of
which may possess substantially greater resources
than the Company).   Almost all of the companies
with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the
Company now has, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. There is no assurance that the Company's products will compete successfully with other established and/or well-regarded products. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

Marketing.   The Company has no formal marketing
plan and no sales representatives.   The Company's
products will be marketed through catalog
advertising to the salon industry and special
promotions.     The salons order and receive their
products weekly.   No customer accounts for more
than 20% of sales and there are no existing sales contracts.

Backlog.   The Company services its wholesale
accounts on two days notice. There is no backlog.
If the Company does not have a specific item, it is back ordered until the next delivery.

Employees.   The Company currently has one full-
time employee and one part-time employee.

The Company's operations do not depend nor are
they expected to depend upon patents, copyrights,
trade secrets, know-how or other proprietary
information.   No amounts have been expended by
the Company for research and development of any products nor does the Company expect to expend any amounts this year or in the near future.

The Company's business, products and properties are not subject to material regulation (including environmental regulation) by federal, state, or local governmental agencies.

Seasonal Nature of Business Activities.   The
Company's business activities are not seasonal.

ITEM 2.  PROPERTIES.

The Company's executive offices and showroom are
located at 380 Totowa Road, Totowa, New Jersey
07512.  Telephone No. (973) 904-0004.   These
offices consist of 1,400 square feet on a lease
term.   The Company has a lease for a term of
three (3) years commencing May 1, 1999 at a
monthly rental of $1,200 per month for the first
twelve (12) months and $1,300 a month for each of
the remaining twenty four (24) months.    Total
rent charged to operations for the years ended
March 31, 2002 and 2001 was $15,204 each year.

In April 2002, the Company renewed its lease for a term of two (2) years commencing May 1, 2002 at a monthly rental of $1,300 per month.

The Company owns its delivery vehicle and the computers used in the operation of the business.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended
March 31, 2002, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                 PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND
RELATED STOCKHOLDER
MATTERS

Market Information.    The Company began trading
publicly on the NASD Over the Counter Bulletin
Board in October 2001.

The following table sets forth the range of high
and low bid quotations for the Company's common
stock for each quarter since trading began, as
reported on the NASD Bulletin Board.    The
quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended          High Bid      Low Bid

             12/31/01             $.86         $.80
              3/31/02             $.75         $.72

The Company has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of March 31, 2002, the number of holders of Company's common stock was 114.

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

Capital and Source of Liquidity.   In April 2002,
the Company renewed its lease for a term of two
(2) years commencing May 1, 2002 at a monthly rental of $1,300 per month.

For the year ended March 31, 2001, the Company had a non-cash financing activity of $173,750 for forgiveness of debt by stockholders.

For the year ended March 31, 2001, the Company made an investment in marketable securities of $50,000 resulting in net cash used in investing activities of $50,000.

For the year ended March 31, 2002, the Company received proceeds from the sale of marketable securities of $75,000 resulting in net cash provided by investing activities of $75,000.

In August 2001, the Board of Directors approved
the issuance of 1,130,000 stock options to its
president and two consultants.  The options were
exercisable at $.12 per common share and granted
for the consideration of $10 per individual.   In
December 2001, the options were granted at which
time additional paid-in-capital was charged for
$308,500 ($.27 per common share) for the excess of
market value over the option price.   Officer
salaries were charged for $136,530 and consulting fees for $171,990.

For the year ended March 31, 2002, the Company issued common stock and options for $135,630 resulting in net cash provided by financing activities of $135,630.

For the year ended March 31, 2001, the Company did not pursue any financing activities.

Results of Operations.

The Company sells approximately 1,000 different
products at varying mark ups ranging from 20 to 40
percent.   The Company has two types of customers,
beauty salons and the general public.   The gross
profit margin on sales of merchandises to the
general public ranges from 30 to 40 percent
depending on the product sold.   The gross margin
on sales of merchandise to beauty salons is
somewhat less ranging from 20 to 28 percent
depending on the product sold and the discount
given.   The Company's product margin increased in
2002 over 2001 due to a change in sales mix.
Although sales decreased (wholesale decreased by 14.75% and retail decreased by 6.42%) products sold were sold at higher margins resulting in a higher gross margin for the year.

March 31, 2002 compared to March 31, 2001

For the year ended March 31, 2002, the Company had a net loss of $(318,729). The Company had net sales of $216,087 with a cost of goods sold of $163,148 resulting in gross profit of $52,939 for the year ended March 31, 2002.

The Company had operating expenses of $424,970 for
the year ended March 31, 2002.   These expenses
primarily consisted of officer's salaries of $168,850, auto and delivery of $8,382, consulting fees of $171,990, professional fees of $37,377, rent of $15,204, telephone of $1,991, utilities of $1,874, store supplies of $914, insurance of $3,705, office expenses of $1,760, payroll and other taxes of $3,155 and other miscellaneous expenses of $9,768.

For the year ended March 31, 2001, the Company had a net loss of $(72,851). The Company had net sales of $240,420 with a cost of goods sold of $188,736 resulting in gross profit of $51,684 for the year ended March 31, 2001.

The Company had operating expenses of $134,029 for
the year ended March 31, 2001.   These expenses
primarily consisted of officer's salaries of $56,936, auto and delivery of $8,360, professional fees of $27,812, rent of $15,204, telephone of $2,466, utilities of $2,242, store supplies of $1,587, insurance of $3,404, office expenses of $2,989 payroll and other taxes of $2,879 and other miscellaneous expenses of $10,150.

The Company's product margin increased from year
ended March 31, 2001 to March 31, 2002 by
approximately 3% (from 21.5% to 24.5%).   This
increase represents an approximately 2.4% increase
in gross margin.   The increase is a direct result
from the change in sales mix, and higher volume
purchases from suppliers resulting in lower unit
cost.   In 2001, the Company had 1,852 invoices to
customers, while in 2002, the Company had only
1,682 invoices, a decrease of 9.2%, resulting in a $24,333 decrease in sales for 2002.

Professional fees increased due to additional cost associated with the new auditing firm, additional report filings, higher fees charged by stock transfer agent and normal fee increases by all professionals.

The major cause of the Company's losses from operations have been the low sales volume.
Management is looking for new suppliers at more favorable prices and to increase their customer base and sales volume.

Management believes that if it can increase its customer base significantly and obtain products from new sources at favorable pricing, it will have a favorable impact on the Company's results of operations with in the next 12 months.

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page
16.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

On March 4, 2002, the board of directors of
Creative dismissed Ehrenkrantz Sterling & Co. as
Creative's independent public accountants and
notified them on that same date.   The decision to
use another accounting firm was made due to the
resignation of Thomas Parrillo from Ehrenkrantz
Sterling & Co., who had worked directly with
Creative.   Mr. Parrillo took another position with
Withum Smith & Brown, PC.

Ehrenkrantz Sterling & Co.'s report on the financial statements of Creative for the fiscal year ended March 31, 2001 neither contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

During Creative's most recent fiscal year and the interim period through the date of dismissal, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure and there were no "reportable events" with Ehrenkrantz
Sterling & Co. as described in Items 304 (a)(1)(iv) and (v) of Regulation S-K, respectively.

On March 4, 2002, the board of directors of Creative engaged the accounting firm of Withum
Smith & Brown, PC as principal accountants of Creative for the fiscal year ended March 31, 2002.
Creative has not consulted Withum Smith & Brown, PC during Creative's two most recent fiscal years and the interim period for the quarter ended December
31, 2001.

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

Daniel Generelli.   Mr. Generelli has been
Secretary-Treasurer and a director of the Company
since inception in August 1995.   From December
1989 to July 1995, Mr. Generelli was
Secretary/Treasurer and a director of J&E Beauty
Supply, Inc., a retail and wholesale beauty supply
distributor.   From December 1984 to December
1989, Mr. Generelli was employed as a distribution
supervisor with Tags Beauty Supply, a retail and
wholesale beauty supply distributor in Fairfield,
NJ.   Mr. Generelli graduated from Ramapo College
of New Jersey with a Bachelor of Science degree in June of 1984.

Remuneration.   To date, the Company has not
entered into employment agreements nor are any
contemplated.   Mr. Generelli and Mr. Catizone
were paid approximately $30,000 per year.
Although he is still an officer and director of
the Company, Mr. Generelli is no longer a full
time employee of the Company as of February 2001.
Until March 2001, all of Mr. Catizone's $30,000
salary had been accrued.   Mr. Carmine Catizone
($155,000) and Mr. Pat Catizone ($18,750) forgave accrued salaries totaling $173,750 which is reflected in the financial statements as additional paid-in capital for the year ended
March 31, 2001.

                                   Annual Compensation                    Awards               Payouts
                              ---------------------------        ----------------------      ----------
                                                    Other        Restricted  Securities
                                                    Annual          Stock    Underlying         LTIP       All Other
Name and Position     Year  Salary($)  Bonus($) Compensation($)  Awards(#)  Options/SARs(#)  Payouts($) Compensation($)
Carmine Catizone      2002    30,000     ----         ----           ----        ----            ----      156,530
 Chairman and         2001    30,000     ----         ----           ----        ----            ----        ----
   President          2000    30,000     ----         ----           ----        ----            ----        ----

Daniel Generelli      2002     2,350     ----         ----           ----        ----            ----        ----
 Secretary/Treasuer/  2001    26,936     ----         ----           ----        ----            ----        ----
 Director             2000    31,189     ----         ----           ----        ----            ----        ----

On December 4, 2001, the Board of Directors
granted 500,000 stock options to Carmine Catizone,
President.  The options were exercisable at $.12
per common share for a period of one year and
granted for the consideration of $10.   Market
price at time of grant was $.39.

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

              Shareholdings at Date of
                   This Prospectus

                                                               Percentage of
                                Number & Class(1)              Outstanding
Name and Address                  of Shares                   Common Shares
Carmine Catizone              Common   1,308,000 (direct)          31.26%
10 1/2 Walker Avenue                      80,600(2) (indirect)      1.93%
Morristown, NJ 07960

Daniel T. Generelli           Common      80,000                    1.91%
24 Kansas Street
Hackensack, NJ 07601

All Directors & Officers               1,468,600                   35.10%
as a group (2 persons)

Pat Catizone                  Common     500,000 (direct)          11.95%
266 Cedar Street              Common      10,000(3)(indirect)        .24%
Cedar Grove, NJ 07009

Ram Venture Holdings Corp.    Common     630,000                   15.06%
3040 E. Commercial Blvd.
Fort Lauderdale, FL 33308

Cede & Co.                    Common     487,500                   11.65%
P.O. Box 20
Bowling Green Station
New York, NY 10274

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

(2)Carmine Catizone and Phyllis Catizone are husband and wife and are deemed to be the beneficial owners of each other's shares and custodial shares.

(3)Pat Catizone and Barbara Catizone are husband and wife and are deemed to be the beneficial owners of each other's shares.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS

On January 31, 2002, the Company exchanged 500,000
common shares valued at $200,000 ($0.40 cents per
share) for 2,000,000 shares of a corporate
stockholder's common stock valued at $200,000
($0.10 per share).   This corporate stockholder
was one of the consultants who received options.
At the conclusion of the transaction, the corporate shareholder owned 18% of the Company's issued and outstanding shares.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENT
            SCHEDULES, AND REPORTS ON FORM 8-K

 (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Reports of Independent Auditors          16
Balance Sheets                           18
Statements of Operations and
   Comprehensive Income (Loss)           20
Statements of Stockholder's Equity       21
Statements of Cash Flows                 22
Notes to Financial Statements            23

Schedules Omitted: All schedules other than those shown have been omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Creative Beauty Supply, Inc.
Totowa, New Jersey

We have audited the accompanying balance sheet of Creative Beauty Supply, Inc. as of March 31, 2002 and the related statements of income and comprehensive income (loss), stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Beauty Supply, Inc. as of March 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Withum Smith & Brown
------------------------------
Withum Smith & Brown
Livingston, New Jersey
May 23, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Creative Beauty Supply, Inc.
Totowa, New Jersey

We have audited the accompanying balance sheet of Creative Beauty Supply, Inc. as of March 31, 2001 and the related statements of operations and comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



/s/Ehrenkrantz Sterling & Co., LLC
---------------------------------
Ehrenkrantz Sterling & Co., LLC
Certified Public Accountants
May 16, 2001

          CREATIVE BEAUTY SUPPLY, INC
                BALANCE SHEETS

           ASSETS

						          March 31,             March 31,
 				                        2002                  2001
                                              --------              ---------
CURRENT ASSETS:
  Cash and cash equivalents	                $ 383,108             $ 235,507
  Marketable securities                         364,500               178,125
  Accounts receivable                             2,123                 2,406
  Inventory                                      66,353                62,721
  Prepaid expenses                                2,494                 3,637
                                              ---------             ---------
  TOTAL CURRENT ASSETS                          818,578               482,396

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                      161                   375
                                              ---------             ---------
TOTAL ASSETS                                  $ 818,739             $ 482,771
                                              =========             =========

			LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                    $  10,887             $  18,759
  Payroll taxes withheld and accrued              1,188                   821
  Accrued expenses                                  825                 2,452
  Deferred income taxes                          63,569                55,093
                                              ---------             ---------
  TOTAL CURRENT LIABILITIES                      76,469                77,125
                                              ---------             ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001,
   authorized 10,000 000 shares, issued
     and outstanding - 0 - shares                     -                     -
  Common stock, par value $.001,
   authorized 100,000,000 shares, issued
     and outstanding 3,494,650 and
     1,864,650 shares                             3,495                 1,865
  Additional paid-in capital                  1,288,781               646,291
  Accumulated deficit                          (634,271)             (315,542)
  Accumulated other comprehensive income         84,265                73,032
                                              ---------             ---------
  TOTAL STOCKHOLDERS' EQUITY                    742,270               405,646
                                              ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 818,739             $ 482,771
                                              =========             =========

See Accompanying Notes to Financial Statements

      CREATIVE BEAUTY SUPPLY, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE
            INCOME (LOSS)
     YEARS ENDED MARCH 31, 2002 AND 2001

                                                  2002                  2001
                                               ---------             ---------
NET SALES                                      $ 216,087             $ 240,420
COST OF GOODS SOLD                               163,148               188,736
                                               ---------             ---------
GROSS PROFIT                                      52,939                51,684
                                               ---------             ---------
OPERATING EXPENSES:
  Salaries-officers                              168,850                56,936
  Payroll taxes                                    2,915                 2,599
  Auto and delivery                                8,382                 8,360
  Consulting fees                                171,990                     -
  Employee welfare                                 7,943                 7,644
  Insurance                                        3,705                 3,404
  Office                                           1,760                 2,989
  Professional fees                               37,377                27,812
  Rent                                            15,204                15,204
  Store supplies                                     914                 1,587
  Taxes	                                         240                   280
  Telephone                                        1,991                 2,466
  Utilities                                        1,874                 2,242
  Miscellaneous                                    1,611                   829
  Depreciation and amortization                      214                 1,677
                                               ---------             ---------
     TOTAL OPERATING EXPENSES                    424,970               134,029
                                               ---------             ---------
LOSS FROM OPERATIONS BEFORE
  OTHER INCOME                                  (372,031)              (82,345)
                                               ---------             ---------
OTHER INCOME:
  Gain on sale of securities                      41,666                     -
  Interest income                                 11,636                15,869
  Inventory write-downs                                -                (6,375)
                                               ---------             ---------

     TOTAL OTHER INCOME                           53,302                 9,494
                                               ---------             ---------
NET LOSS                                        (318,729)              (72,851)
                                               ---------             ---------




OTHER COMPREHENSIVE INCOME, NET OF TAXES
  Unrealized holding gains arising during
  the year, net of income taxes of
  $60,200 for 2002 and $55,093 for 2001           79,800                73,032
Less: reclassification adjustment, net of
  income taxes of $51,724                        (68,567)                    -
                                               ---------             ---------
                                                  11,233                73,032
                                               ---------             ---------
TOTAL COMPREHENSIVE INCOME (LOSS)              $(307,496)            $     181
                                               =========             =========

LOSS PER COMMON SHARE, BASIC AND DILUTED       $   (0.15)            $   (0.04)
                                               =========             =========
WEIGHT AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                    2,184,513             1,864,650
                                               =========             =========

See Accompanying Notes to Financial Statements

CREATIVE BEAUTY SUPPLY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2002 AND 2001

                                                                    Accumulated
                         Common Stock                                  Other
                   Number of              Additional    Accumulated Comprehensive
                    Shares    Amount   Paid-in Capital   Deficit       Income     Total
-----------------------------------------------------------------------------------------
Balance,
 April 1, 2000    1,864,650   $1,865       $472,541     $(242,691)   $    --   $231,715

Net loss                 --       --             --       (72,851)        --    (72,851)

Forgiveness of debt by
   stockholders          --       --        173,750            --         --    173,750

Other comprehensive
   income                --       --             --            --     73,032     73,032
                  ---------   ------       --------     ---------    -------   --------
Balance,
  March 31, 2001  1,864,650    1,865        646,291      (315,542)    73,032    405,646

Net loss                 --       --             --      (318,729)        --   (318,729)

Granting of stock
  Options                --       --        308,490            --         --    308,490

Issuance of common stock
  through exercise of
  stock options   1,130,000     1,130       134,500            --         --    135,630

Issuance of common stock
  in exchange for
  marketable securities
                    500,000       500       199,500           --          --    200,000

Other comprehensive
  Income                 --        --            --           --      11,233     11,233
                  ---------    ------      --------    ---------     -------   --------
Balance,
  March 31, 2002  3,494,650    $3,495    $1,288,781    $(634,271)    $84,265   $742,270
                  =========    ======    ==========    =========     =======   ========

See notes to financial statements

         CREATIVE BEAUTY SUPPLY, INC
          STATEMENTS OF CASH FLOWS
       YEARS ENDED MARCH 31, 2002 AND 2001

				                                 2002             2001
                                                        ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(318,729)       $(72,851)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                          214           1,677
      Gain on sale of marketable securities	         (41,666)              -
      Operating expenses through issuance
        of stock options                                 308,490               -
      Changes in operating assets and liabilities:
         Accounts receivable                                 283           1,228
         Inventory                                        (3,632)          4,986
         Prepaid expenses	                             1,143	        (1,389)
         Accounts payable	                            (7,872)          2,542
         Payroll taxes withheld and accrued	             367             766
         Accrued expenses	                            (1,627)         27,039
                                                       ---------       ---------
  Net Cash Used In Operating Activities                  (63,029)        (36,002)
                                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities             75,000               -
  Investment in marketable securities                          -	       (50,000)
                                                       ---------       ---------
  Net Cash Provided By (Used In) Investing Activities     75,000         (50,000)
                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and options                   135,630               -
                                                       ---------       ---------
  Net Cash Provided By Financing Activities	         135,630               -
                                                      ----------       ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  147,601         (86,002)

CASH AND CASH EQUIVALENTS-beginning of year	         235,507         321,509
                                                      ----------       ---------
CASH AND CASH EQUIVALENTS-end of year                 $  383,108       $ 235,507
                                                      ==========       =========


See Accompanying Notes to Financial Statements

CREATIVE BEAUTY SUPPLY, INC.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
Creative Beauty Supply, Inc. was incorporated in the State of New Jersey on August 28, 1995, and commenced operations on January 2, 1996. The
Company sells cosmetic and beauty supplies both on the retail and wholesale levels to the general public and beauty salons in Northern and Central
New Jersey.

The Company is located in Totowa, New Jersey and
employed two employees from the date its
operations commenced until February 2001, at which
time one employee was terminated.   Since February
2001, the Company has only one full time employee.

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

REVENUE RECOGNITION
Net sales are recognized at the time products are shipped to customers. Over the counter sales are recorded at the point of sale.

CASH EQUIVALENTS
The Company considers all highly liquid
investments purchased with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES
The Company has elected to classify its
investments in equity securities as available-for
sale and report them at fair value.   Realized
gains and losses are recorded in earnings and unrealized gains and losses are excluded from earnings and reported as a separate component of equity as accumulated other comprehensive income
(loss).

PROVISION FOR DOUBTFUL ACCOUNTS
Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable.
Management considered accounts receivable at March
31, 2002 and 2001 to be fully collectible;
accordingly, no allowance for doubtful accounts was provided for at March 31, 2002 and 2001.

INVENTORY
Inventory, consisting of finished goods, is valued at lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method.

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

INCOME TAXES
Deferred income taxes are provided on the liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NEW ACCOUNTING STANDARDS:

In July 2001, the FASB issued FASB Statement No.
142, "Goodwill and Other Intangible Assets" (FAS
142).   FAS 142 addresses financial accounting and
reporting for acquired goodwill and other
intangible assets.   FAS 142 requires, among other
things, that companies no longer amortize
goodwill, but instead test goodwill for impairment
at least annually.   FAS 142 is required to be
applied for fiscal years beginning after December
15, 2001.   Currently, the Company has not
recorded any goodwill and will assess how the adoption of FAS 142 will impact its financial positions and results of operations in any future acquisitions.

In August 2001, the FASB issued FASB Statement No.
144, Accounting for the Impairment or Disposal of
Long-Lived Assets (FAS144).   This statement
supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and or Long-

Lived Assets to be Disposed Of (FAS 121) and
amends Accounting Principles Board Opinion No. 30,
Reporting Results of Operations-Reporting the
Effects of Disposal of a Segment of a Business,
and Extraordinary, Unusual and Infrequently
Occurring Events and Transactions.   FAS 144
retains the fundamental provisions of FAS 121 for
recognition and measurements of impairment, but
amends the accounting and reporting standards for
segments of a business to be disposed of.   FAS
144 is effective for fiscal years beginning after
December 15, 2001, and interim periods within
those fiscal years, with early application
encouraged.   The provisions of FAS 144 generally
are to be applied prospectively.   The Company
believes that that the adoption of FAS 144 will not have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS
Certain reclassifications were made to the 2001 financial statements presentation in order to conform to the 2002 financial statements presentation.

2. CONCENTRATION OF CREDIT RISK:

The Company sells its products to various customers primarily in Northern and Central New
Jersey. The Company performs ongoing credit evaluations on its customers and generally does not require collateral.

The Company maintains its cash balances with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to
$100,000 per depositor.  At March 31, 2002, the
Company's uninsured cash balances approximated
$286,900.

The Company has made an investment in a single
marketable equity security which represents
approximately 47% of its total assets at March 31,
2002.   There is no guarantee that the market
value will not decline.

3. ECONOMIC DEPENDENCY:

For the year ended March 31, 2002 and 2001, the Company purchased approximately 59% and 57%, respectively, of its products from one supplier.
Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in obtaining merchandise and possible loss of sales which could effect operating results.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short-term maturities.

The investment in marketable equity securities is recorded at fair value based on quoted market prices.

5. MARKETABLE SECURITIES:

The cost and fair value of marketable equity securities that are available for sale are as follows:

                                                    March 31
                                            -------------------------
                                              2002              2001
                                            -------           -------
Cost                                        $216,666          $50,000
Gross unrealized gains                       147,834          128,125
                                            --------         --------
Fair Value                                  $364,500         $178,125
                                            ========         ========

The unrealized appreciation of marketable equity securities that are available for sale is as follows:

                                                   March 31
                                         ---------------------------
                                           2002                2001
                                         --------             ------
Net unrealized gains                     $147,834           $128,125
Deferred income taxes                     (63,569)           (55,093)
                                         --------           --------
                                          $84,265            $73,032
                                         ========           ========

These amounts are presented as accumulated other comprehensive income.

During 2002 and 2001, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

                                           2002                2001
                                         --------             ------
Sales Proceeds                           $75,000              $     -
                                         =======              =======

Gross Realized Gains                     $41,666              $     -
                                         =======              =======

6.  PROPERTY AND EQUIPMENT:

The components of property and equipment are as follows:

                                                   March 31
                                           --------------------------
                                            2002                2001
                                           --------------------------
Delivery equipment                         $9,750              $9,750
Furniture and office equipment              1,500               1,500
                                           ------              ------
                                           11,250              11,250
Less: Accumulated depreciation             11,098              10,875
                                           ------              ------
                                           $  161              $  375
                                           ======              ======

Depreciation expense for the years ended March 31, 2002 and 2001 was $214 and $1,677, respectively.

7.  INCOME TAXES:

The deferred income tax asset at March 31, 2002
and 2001 related to Federal and state net
operating loss carry forwards.   The resulting
deferred tax asset has been fully offset by a valuation allowance. The valuation allowance has been established equal to the full amount of the deferred tax assets as the Company is not assured at March 31, 2002 that is more likely than not that these benefits will be realized.

The deferred income tax liability at March 31, 2002 and 2001 related to an unrealized holding gain from an investment in marketable equity securities held for sale.

Net operating loss carryforwards and temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the net deferred tax liability relate to the following:

                                                    March 31
                                              -----------------------
                                               2002             2001
                                              -----------------------
Net operating loss carryforwards             $58,811           $60,744

Unrealized holding gain                      (63,569)          (55,093)
                                             -------           -------
                                              (4,758)            5,651

Less valuation allowance for deferred
  tax assets                                 (58,811)          (60,744)
                                             -------           -------
Net deferred tax liability                 $ (63,569)        $ (55,093)
                                           =========         =========

The change in the valuation allowance for the year ended March 31, 2002 was a decrease of $1,933 due to expiration of State net operating loss carry-forwards.

A reconciliation between the statutory federal income tax rate (34%) and the effective income tax rates based on continuing operation is as follows:

                                             Year Ended March 31
                                        -----------------------------
                                          2002                 2001
                                        -----------------------------
Statutory federal income tax
  (benefit)                            $(108,368)           $(24,769)
State income tax (benefit)                    --                  --
Non-deductible items                     106,723               9,390
Valuation allowance                        1,645              15,379
                                        --------            --------
Net income tax expense                  $     --            $     --
                                        ========            ========

Federal net operating loss carry-forwards of $146,241 will expire through the year 2022 and the state net operating loss carry-forwards of $100,987 will expire through the year 2009.

8. Stockholders' Equity:

In March 2001, two stockholders forgave accrued salaries due them in the amount of $173,750 which is reflected in the financial statements as additional paid-in capital for the year ended
March 31, 2001.

On August 20, 2001 the Board of Directors approved the issuance of 1,130,000 stock options to its President and two consultants. The options were exercisable at $.12 per common share for a period of one year and granted for the consideration of $10 per individual. On December 4, 2001 all options were granted at which time additional paid-in-capital was charged for $308,520 ($ .27 per share) for the excess of market value over the option price. Officer salaries were charged for $136,530 and consulting fees for $171,990.

In January 2002 all 1,130,000 stock options were exercised for $135,600 ($.12 per share).

In January 2002 the Company exchanged 500,000 shares of its common stock valued at $.40 per share for 2,000,000 shares of a corporate stockholder's common stock valued at $.10 per share.

9. Supplemental Cash Flow Information:

There was no interest or income taxes paid during the years ended March 31, 2002 and 2001.

Non cash investing and financing activities for the year ended March 31, 2002 consist of an exchange of 500,000 shares of common stock for marketable securities valued at $200,000.

Non cash financing activities for the year ended
March 31, 2001 consisted of a forgiveness of debt by stockholders totaling $173,750.

10.  SALES:

Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own consumption, not for resale, are considered retail sales. All sales to the general public are also considered retail sales.

Net sales are summarized as follows:

                                           Year Ended March 31
                                       ---------------------------
                                       2002                   2001
                                       ---------------------------
Retail                                $124,936              $133,501
Wholesale                               91,151               106,919
                                      --------              --------
                                      $216,087              $240,420
                                      ========              ========

11.  COMMITMENTS:

In April of 1999, the Company entered into a lease agreement with a non-related party for a term of three (3) years commencing May 1, 1999 for the rental of its executive offices, retail, wholesale and warehouse facilities in Totowa, New Jersey at a monthly rental of $1,200 per month for the first twelve (12) months and $1,300 a month for each of the remaining twenty four (24) months. Total rent charged to operations for the years ended March
31, 2002 and 2001 was $15,204 each year.

In April 2002, the Company renewed its lease for a term of (2) years commencing May 1, 2002 at a monthly rental of $1,300 per month.

The minimum annual future payments are as follows:

Years Ended
  March 31
  --------
     2003                          $15,600
     2004                           15,600
     2005                           13,000
                                   -------
                                   $44,200
                                   =======

12. Related Party Transaction:

On January 31, 2002 the Company exchanged 500,000
shares of its common stock valued at $200,000
($0.40 cents per share) for 2,000,000 shares of a
corporate stockholder's common stock valued at
$200,000 ($0.10 per share).  This corporate
stockholder was one of the consultants who received
options as indicated in Note 8.   At the conclusion
of the transaction, the corporate shareholder owned
18% of the Company's issued and outstanding shares.

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

 (B)    REPORTS ON FORM 8-K

Form 8-K dated 1/30/02 -
   Item 2. Acquisition or Disposition of Assets
Form 8-K dated 3/4/02  -
   Item 4. Change in Registrants Certifying accountants

                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: July 8, 2002   Creative Beauty Supply, Inc.

                             /s/ Carmine Catizone
                             ---------------------
                             By: Carmine Catizone,
                                 President

Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Carmine Catizone                                7/8/2002
-----------------------
Carmine Catizone
President and Director
(Principal Executive Officer)

/s/Daniel Generelli                                7/8/2002
------------------------
Daniel Generelli
Principal Financial Officer/Controller/Director