Form 10QSB
period 2002-06-30
CREATIVE BEAUTY SUPPLY INC
filed 2002-08-14
CIK 1011662

U.S. Securities and Exchange Commission
              Washington, D.C. 20549

                   FORM 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of
the issuer's classes of common stock, as of the
last practicable date:  3,494,650

 Transitional Small Business Disclosure Format.
YES:   NO: X

       CREATIVE BEAUTY SUPPLY, INC.
              BALANCE SHEETS

                 ASSETS

                                          JUNE 30,            MARCH 31,
                                            2002                2002
                                          --------            ---------
                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents              $ 398,842           $ 383,108
  Marketable securities                    210,000             364,500
  Accounts receivable                        2,577               2,123
  Inventory                                 68,385              66,353
  Prepaid expenses                           2,965               2,494
                                         ---------           ---------
  TOTAL CURRENT ASSETS                     682,769             818,578

PROPERTY AND EQUIPMENT ,
  net of accumulated depreciation            9,423                 161
                                         ---------           ---------
TOTAL ASSETS                             $ 692,192           $ 818,739
                                         =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade               $ 45,259            $ 10,887
   Payroll taxes withheld and
    accrued                                  1,264               1,188
   Accrued expenses                          1,316                 825
   Deferred income taxes                     4,300              63,569
                                         ---------           ---------
   TOTAL CURRENT LIABILITIES                52,139              76,469
                                         ---------           ---------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
      and outstanding -0- shares                 -                   -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 3,494,650 shares        3,495               3,495
   Additional paid-in-capital            1,288,781           1,288,781
   Accumulated deficit                    (657,923)           (634,271)
   Accumulated other comprehensive
     income                                  5,700              84,265
                                         ---------           ---------
   TOTAL STOCKHOLDERS' EQUITY              640,053             742,270
                                         ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                              $ 692,192           $ 818,739
                                         =========           =========

The accompanying note is an integral part of these financial statements

    CREATIVE BEAUTY SUPPLY, INC.
    STATEMENTS OF OPERATIONS

           (UNAUDITED)

                                     THREE MONTHS ENDED JUNE 30,
                                     ---------------------------
                                       2002                2001
                                     --------            --------
NET SALES                            $  53,729          $  60,406

COST OF GOODS SOLD                      40,566             47,420
                                     ---------          ---------
GROSS PROFIT                            13,163             12,986
                                     ---------          ---------
OPERATING EXPENSES:
   Salaries - officers                   8,170              8,505
   Payroll taxes                           687                746
   Auto and delivery                     2,669              2,176
   Employee welfare                      2,214              1,643
   Insurance                               829                766
   Office                                  851                765
   Professional fees                    27,635             15,295
   Rent                                  3,855              3,801
   Store supplies                          271                155
   Taxes                                   240                240
   Telephone                               965                482
   Utilities                               477                444
   Miscellaneous                           281                151
   Depreciation and amortization           132                 54
                                     ---------          ---------
   TOTAL OPERATING EXPENSES             49,276             35,223
                                     ---------          ---------
LOSS FROM OPERATIONS                   (36,113)           (22,237)
                                     ---------          ---------
OTHER INCOME:
   Gain on sale of securities            8,333                  -
   Interest income                       4,127              3,128
                                     ---------          ---------
   TOTAL OTHER INCOME                   12,460              3,128
                                     ---------          ---------
NET LOSS                               (23,653)           (19,109)
                                     =========          =========
LOSS PER COMMON SHARE, BASIC
   AND DILUTED                       $   (0.01)         $   (0.01)
                                     =========          =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          3,494,650          1,864,650
                                     =========          =========

The accompanying note is an integral part of these financial statements

     CREATIVE BEAUTY SUPPLY, INC.
      STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2002 AND 2001

               (UNAUDITED)

                                                       2002        2001
                                                      ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(23,653)    $(19,109)
   Adjustments to reconcile net loss to net cash
    provided by ( used in) operating activities:
      Depreciation and amortization                       132           54
      Gain on sale of marketable securities            (8,333)
      Changes in operating assets and liabilities:
       Accounts receivable                               (454)        (550)
       Inventory                                       (2,032)      (5,709)
       Prepaid expenses                                  (471)         776
       Accounts payable                                34,372       15,072
       Payroll taxes withheld and accrued                  76       (1,182)
       Accrued expenses                                   491          470
                                                     --------     --------
     Net cash provided by (used in) operating
      activities                                          128      (10,178)
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment               (9,394)
   Proceeds from sale of marketable securities         25,000            -
                                                     --------     --------
     Net cash provided by investing activities         15,606            -
                                                     --------     --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    15,734      (10,178)

CASH AND CASH EQUIVALENTS - beginning of period       383,108      235,507
                                                     --------     --------
CASH AND CASH EQUIVALENTS - end of period            $398,842     $225,329
                                                     ========     ========

The accompanying note is an integral part of these financial statements

CREATIVE BEAUTY SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
 JUNE 30, 2002

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months ending
June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended March 31, 2002.

Note 2 - INVENTORY

The Company's policy is to compute inventory for interim reporting on the gross profit method using the gross profit for the prior fiscal year.

Note 3 - COMPREHENSIVE LOSS

Other comprehensive loss for the three months ended June 30, 2002 consisted of unrealised holding loss arising during the period (net of income tax benefit of $59,269) in the amount of $78,564.

Other comprehensive loss for the three months ended June 30, 2001 consisted of unrealized holding loss arising during the period (net of income tax benefit of $5,644) in the amount of $7,481.

Note 4 - MARKETABLE SECURITIES

The cost and fair value of marketable equity securities that are available-for-sale are as follows:

                               June 30, 2002    March 31, 2002
                               -------------    --------------
Cost                               $200,000         $216,666
Gross unrealized gains               10,000          147,834
                                   --------         --------
Fair values                        $210,000         $364,500
                                   ========         ========

The unrealized appreciation of marketable equity securities that are available for sale is as follows:

                               June 30, 2002    March 31, 2002
                               -------------    --------------
Net unrealized gains               $ 10,000         $147,834
Deferred income taxes                (4,300)         (63,569)
                                   --------         --------
                                   $  5,700         $ 84,265
                                   ========         ========

These amounts are presented as accumulated other comprehensive income.

During the three months ended June 30, 2002 and 2001, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

                                    2002             2002
                               -------------    --------------
Sales proceeds                     $ 25,000                -
                                   ========         ========

Gross realized gains               $  8,333                -
                                   ========         ========
The method used to determine the costs of
securities sold was actual cost per share.

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

Hairstyles in the industry change drastically from
season to season.   The recent trend away from
straight hair will have a favorable impact on the sales of the Company's hair products such as perms, etc. although the extent of this impact is indeterminable.

Capital and Source of Liquidity.   In April 2002,
the Company renewed its lease for a term of two (2) years commencing May 1, 2002 at a monthly rental of $1,300 per month.

For the three months ended June 30, 2002 and 2001, the Company pursued no financing activities.

For the three months ended June 30, 2002, the Company acquired property and equipment of $9,394 and received proceeds from the sale of marketable securities of $25,000.

For the three months ended June 30, 2001, the Company pursued no investing activities.

Results of Operations.

The Company sells approximately 1,000 different
products at varying mark ups ranging from 20 to 40
percent.   The Company has two types of customers,
beauty salons and the general public.   The gross
profit margin on sales of merchandises to the
general public ranges from 30 to 40 percent
depending on the product sold.   The gross margin
on sales of merchandise to beauty salons is
somewhat less ranging from 20 to 28 percent
depending on the product sold and the discount
given.   The Company's product margin increased
for June 30, 2002 over June 30, 2001 due to a
change in sales mix.   Although sales decreased
(wholesale decreased by 1% and retail decreased by

13%) products sold were sold at higher margins resulting in a higher gross margin for the three months ended June 30, 2002.

June 30, 2002 compared to June 30, 2001

For the three months ended June 30, 2002, the Company had a net loss of $(23,653). The Company had net sales of $53,729 with a cost of goods sold of $40,566 resulting in gross profit of $13,163 for the three months ended June 30, 2002.

The Company had operating expenses of $49,276 for
the three months ended June 30, 2002.   These
expenses primarily consisted of officer's salaries of $8,170, auto and delivery of $2,669, employee welfare of $2,214, professional fees of $27,635, rent of $3,855, telephone of $965, utilities of $477, store supplies of $271, insurance of $829, office expenses of $851, payroll and other taxes of $927 and other miscellaneous expenses of $413.

For the three months ended June 30, 2001, the Company had a net loss of $(19,109). The Company had net sales of $60,406 with a cost of goods sold of $47,420 resulting in gross profit of $12,986 for the three months ended June 30, 2001.

The Company had operating expenses of $35,223 for
the three months ended June 30, 2001.   These
expenses primarily consisted of officer's salaries of $8,505, auto and delivery of $2,176, employee welfare of $1,643, professional fees of $15,295, rent of $3,801, telephone of $482, utilities of $444, store supplies of $155, insurance of $766, office expenses of $765, payroll and other taxes of $986 and other miscellaneous expenses of $205.

The Company's product margin increased from three
months ended June 30, 2001 to June 30, 2002 by
approximately 3% (from 24.5% to 21.5%).   This
increase represents an approximately 1% increase
in gross margin.   The increase is a direct result
from a change in sales mix and higher volume
purchases from suppliers resulting in lower unit
cost.   For the three months ended June 30, 2002,
the Company had 408 invoices to customers while in 2001, the Company had only 453 invoices, a decrease of 10%, resulting in a decrease of $6,677 in sales for the three months ended June 30, 2002 as compared to the same three months period in 2001.

Professional fees increased due to higher annual audit fees associated with the annual filing of Form 10KSB, higher fees charged by stock transfer agent and normal fee increases by all professionals.

The major cause of the Company's losses from operations have been the low sales volume.
Management is looking for new suppliers at more favorable prices and to increase their customer base and sales volume.

Management believes that if it can increase its customer base significantly and obtain products from new sources at favorable pricing, it will have a favorable impact on the Company's results of operations within the next 12 months.

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

                Creative Beauty Supply, Inc.
                (Registrant)

Dated:    August 12, 2002



By:  /s/ Carmine Catizone
     ----------------------------
         Carmine Catizone, President


Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)	Page 11