Form 10QSB
period 2002-09-30
CREATIVE BEAUTY SUPPLY INC
filed 2002-11-18
CIK 1011662

U.S. Securities and Exchange Commission
              Washington, D.C. 20549

                   FORM 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2002

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

          CREATIVE BEAUTY SUPPLY, INC.
               BALANCE SHEETS

                  ASSETS

                                                  SEPTEMBER 30,        MARCH 31,
                                                      2002               2002
                                                  -------------       ------------
                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                      $ 378,901            $ 383,108
   Marketable securities                             40,000              364,500
   Accounts receivable                                1,585                2,123
   Inventory                                         67,094               66,353
   Prepaid expenses                                   2,660                2,494
                                                 ----------           ----------
   TOTAL CURRENT ASSETS                             490,240              818,578

PROPERTY AND EQUIPMENT , net of accumulated
   depreciation                                       8,730                  161
                                                 ----------           ----------
TOTAL ASSETS                                     $  498,970            $ 818,739
                                                 ==========           ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                      $   38,092            $  10,887
   Payroll taxes withheld and accrued                 1,236                1,188
   Accrued expenses                                   1,886                  825
   Deferred income taxes                                  -               63,569
                                                 ----------            ---------
   TOTAL CURRENT LIABILITIES                         41,214               76,469
                                                 ----------            ---------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
      and outstanding -0- shares                          -                    -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 3,494,650 shares                 3,495                3,495
   Additional paid-in-capital                     1,288,781            1,288,781
   Accumulated deficit                             (674,520)            (634,271)
   Accumulated other comprehensive income (loss)   (160,000)              84,265
                                                 ----------            ---------
   TOTAL STOCKHOLDERS' EQUITY                       457,756              742,270
                                                 ----------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  498,970            $ 818,739
                                                 ==========            =========

The accompanying notes are an integral part of these financial statements

      CREATIVE BEAUTY SUPPLY, INC.
       STATEMENTS OF OPERATIONS
             (UNAUDITED)

                    SIX MONTHS ENDED SEPTEMBER 30,   THREE MONTHS ENDED SEPTEMBER 30,
                    -----------------------------    -------------------------------
                          2002            2001            2002              2001
                      ------------    -----------     -------------    ------------
NET SALES                $ 103,193     $ 111,106       $  49,464        $ 50,700

COST OF GOODS SOLD          77,459        87,218          36,893          39,798
                         ---------     ---------       ---------        --------
GROSS PROFIT                25,734        23,888          12,571          10,902
                         ---------     ---------       ---------        --------
OPERATING EXPENSES:
   Salaries - officers      16,190        16,370           8,020           7,865
   Payroll taxes             1,361         1,474             674             728
   Auto and delivery         4,308         3,960           1,639           1,784
   Employee welfare          4,655         3,043           2,441           1,400
   Insurance                 2,320         1,552           1,491             776
   Office                    1,277         1,155             426             390
   Professional fees        40,233        23,934          12,598           8,639
   Rent                      7,755         7,602           3,900           3,801
   Store supplies              675           449             404             294
   Taxes                       240           240               -               -
   Telephone                 1,696           923             731             441
   Utilities                 1,096         1,012             619             568
   Miscellaneous               558         1,181             277           1,040
   Depreciation                824           107             692              53
                         ---------     ---------       ---------       ---------
     TOTAL OPERATING
      EXPENSES              83,188        63,002          33,912          27,779
                         ---------     ---------       ---------       ---------
LOSS FROM OPERATIONS
  BEFORE OTHER INCOME      (57,454)      (39,114)        (21,341)        (16,877)
                         ---------     ---------       ---------       ---------
OTHER INCOME:
   Gain on sale of
     securities              8,333             -               -               -
   Gain on sale of assets      700             -             700               -
   Interest income           8,172         5,842           4,052           2,714
                         ---------     ---------       ---------       ---------
   TOTAL OTHER INCOME       17,205         5,842           4,752           2,714
                         ---------     ---------       ---------       ---------
NET LOSS                 $ (40,249)    $ (33,272)      $ (16,596)      $ (14,163)
                         =========     =========       =========       =========




LOSS PER COMMON SHARE,
  BASIC AND DILUTED      $  (0.01)     $   (0.02)      $     NIL      $   (0.01)
                        =========      =========       =========       =========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING            3,494,650      1,864,650       3,494,650       1,864,640
                        =========      =========       =========       =========

The accompanying notes are an integral part of these financial statements

    CREATIVE BEAUTY SUPPLY, INC.
     STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
           (UNAUDITED)

                                                      2002           2001
                                                    ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $(40,249)      $(33,272)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation                                    824            107
         Gain on sale of marketable securities        (8,333)             -
         Gain on sale of assets                         (700)             -
        (Increase) decrease in operating assets:
  Changes in operating assets and liabilities:
         Accounts receivable                             538            663
         Inventory                                      (741)        (3,513)
         Prepaid expenses                               (166)         1,040
         Accounts payable                             27,205          5,694
         Payroll taxes withheld and accrued               48            853
         Accrued expenses                              1,061         (1,457)
                                                   ---------      ---------
    Net cash used in operating
      activities                                     (20,513)       (29,885)
                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment              (9,394)             -
   Proceeds from sale of marketable securities        25,000              -
   Proceeds from sale of assets                          700              -
                                                   ---------      ---------
     Net cash provided by investing activities        16,306              -
                                                   ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (4,207)       (29,885)

CASH AND CASH EQUIVALENTS - beginning of period      383,108        235,507
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS - end of period          $ 378,901      $ 205,622
                                                   =========      =========

The accompanying notes are an integral part of these financial statements

      CREATIVE BEAUTY SUPPLY, INC.
      NOTES TO FINANCIAL STATEMENTS
          SEPTEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six months ending
September 30, 2002 are not necessarily
indicative of the results that may be expected for the year ended March 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form
10KSB for the year ended March 31, 2002.

NOTE 2 - INVENTORY

   The Company's policy is to compute inventory for interim reporting on the gross profit method using the gross profit for the prior fiscal year.

NOTE 3 - DEFERRED INCOME TAXES

   The Company has a deferred tax asset at
September 30, 2002 of $148,867 resulting from
net operating loss carry forwards and unrealized
loss from marketable securities.   A valuation
allowance has been recorded for the full amount of the deferred tax asset

NOTE 4 - COMPREHENSIVE LOSS

                                            Six Months Ended September 30,
                                           --------------------------------
                                              2002                   2001
                                             ------                 ------
Net Loss                                    $(40,249)             $(33,272)
Unrealized holding loss arising during
the period net of income tax benefit
of $63,569 and $8,560.                      (392,099)              (12,066)


      CREATIVE BEAUTY SUPPLY, INC.
      NOTES TO FINANCIAL STATEMENTS
          SEPTEMBER 30, 2002

NOTE 4 - COMPRENSIVE LOSS continued




Reclassifications                            147,834                     -
                                           ---------             ---------
Total Comprehensive Loss                   $(284,514)            $ (45,338)
                                           =========             =========
</TABLE

NOTE 5 - MARKETABLE SECURITIES

   The cost and fair value of marketable equity securities that are available-for-sale are as follows:

                                       September 30, 2002     March 31, 2002
                                       ------------------     --------------
  Cost                                      $ 200,000             $ 216,666
  Gross unrealized gain (loss)               (160,000)              147,834
                                            ---------             ---------
                                            $  40,000             $ 364,500
                                            =========             =========

The change in gross unrealized gain (loss) of $307,834 has been reported as other comprehensive loss net of income tax benefit of $63,569 for the six months ended September 30, 2002.

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

Results of Operations.

The Company sells approximately 1,000 different
products at varying mark ups ranging from 20 to 40
percent.   The Company has two types of customers,
beauty salons and the general public.   The gross
profit margin on sales of merchandises to the
general public ranges from 30 to 40 percent
depending on the product sold.   The gross margin
on sales of merchandise to beauty salons is
somewhat less ranging from 20 to 28 percent
depending on the product sold and the discount
given.   The Company's product margin increased for
September 30, 2002 over September 30, 2001 due to a
change in sales mix.   Although sales decreased
(wholesale decreased by 1% and retail decreased by 13%) products sold were sold at higher margins resulting in a higher gross margin for the six months ended September 30, 2002.

Nine Months Ended September 30, 2002 compared to
September 30, 2001

For the six months ended September 30, 2002, the Company had a net loss of $(40,249). The Company had net sales of $103,193 with a cost of goods sold of $77,459 resulting in gross profit of $24,734 for the six months ended September 30, 2002.

The Company had operating expenses of $83,188 for
the six months ended September 30, 2002.   These
expenses primarily consisted of officer's salaries of $16,190, auto and delivery of $4,308, employee welfare of $4,655, professional fees of $40,233, rent of $7,755, telephone of $1,696, utilities of $1,096, store supplies of $675, insurance of $2,320, office expenses of $1,277, payroll taxes of $1,361 and other miscellaneous expenses of $798.
Depreciation was $824 for the six months ended
September 30, 2002.

For the six months ended September 30, 2001, the Company had a net loss of $(33,272). The Company had net sales of $111,106 with a cost of goods sold of $87,218 resulting in gross profit of $23,888 for the six months ended September 30, 2001.

The Company had operating expenses of $63,002 for
the six months ended September 30, 2001.   These
expenses primarily consisted of officer's salaries of $16,370, auto and delivery of $3,960, employee welfare of $3,043, professional fees of $23,934, rent of $7,602, telephone of $923, utilities of $1,012, store supplies of $449, insurance of $1,552, office expenses of $1,155, payroll taxes of $1,474 and other miscellaneous expenses of $1,421.
Depreciation was $107 for the six months ended
September 30, 2002

Assets for the six months ended September 30, 2002
decreased by approx. $319,769.   This was a direct
result of a sales of marketable securities and the decline in the market value of securities held for sale.

Liabilities for the six months ended September 30,
2002 decreased by approx. $35,255.   This was a
direct result of a decrease in deferred income tax liability from the decline in unrealized gains from securities held for sale.

Working capital at September 30, 2002 was approx.
$449,026 and at March 31, 2002 it was $742,109, a
decrease approx. $293,083. The decrease was a direct result from a decrease in current assets of $319,769 net of a decrease of current liabilities of $35,255. Cash decreased by $4,207, market value of securities held for sale decreased by $324,500 and inventory increased by $741. Accounts payable increased by $27,205 while deferred tax liabilities decreased by $63,569.

Stockholders Equity decreased by the loss for the six months. There were no equity transactions during the period.

Sales for the six months ended September 30, 2002 were $103,193 as compared to $111,106 for the six months ended September 30, 2001, a 7% decrease.
Gross profit for the six months ended September 30, 2002 was 25,734 as compared to $23,888 for the six months ended September 30, 2001, a 7% increase.
Operating expenses for the six months ended
September 30, 2002 were $83,188 as compared to $63,002 for the six months ended September 30, 2001, an increase of 32%.

Sales for the two periods were as follows:

                           2002           2001
                       -----------    ------------
 Wholesale             45,441  44%     46,340  42%
 Retail                57,752  56%     64,766  58%
                      -------         -------
                      103,193         111,106
                      =======         =======

Sales are decreasing due to loss of customers causing a decrease in sales volume. Wholesale sales have decreased by approx. 2% and retail sales have decreased by approx. 11%.

Professional fees increased due to higher annual audit fees associated with the annual filing of Form 10KSB, higher fees charged by stock transfer agent and normal fee increases by our professionals.

Three Months ended September 30, 2002 compared to September 30, 2001:

Sales for the three months ended September 30,
2002 decreased by $1,236, a 2% decrease, as
compared to the same three month period ended
September 30, 2001.   Gross profit for the three
months ended September 30, 2002 increased by $1,669, a 15% increase, as compared to the same three months period ended September 30, 2001.
Operating expenses for the three month period ended September 30, 2002 increased by $6,133, a 22% increase, as compared to the same three month period ended September 30, 2001.

Sales decreased due to a lower sales volume.
Gross profit increased due to the sales mix,
higher gross profit items were sold during the
three month period ended September 30, 2002 as
compared to the items sold in the same period in
2001.   Operating expenses increased due to
higher auditing and legal fees during the three month period ended September 30, 2002 as compared to the same three month period ended
September 30, 2001.

The major cause of the Company's losses from operations have been the low sales volume.
Management is looking for new suppliers at more favorable prices and to increase their customer base and sales income.

Management believes that if it can increase its
customer base significantly and obtain products
from new sources at favorable pricing, it will
have a favorable impact in the Company's results
of operations.   However, management does not
believe this can be accomplished within the next twelve months sufficient enough to generate a net profit from operations.

Liquidity.

Capital and Source of Liquidity.   In April 2002,
the Company renewed its lease for a term of two (2) years commencing May 1, 2002 at a monthly rental of $1,300 per month.

For the six months ended September 30, 2002 and 2001, the Company pursued no financing activities.

For the six months ended September 30, 2002, the Company acquired property and equipment of $9,394, received proceeds from the sale of marketable securities of $25,000 and received proceeds from the sale of assets of $700.

For the six months ended September 30, 2001, the Company pursued no investing activities.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the
"Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form
10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

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

(a)  Exhibit 99 - Certifications pursuant to
18 U.S.C. Section 1350

    (b)  Not applicable.

              SIGNATURES


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Creative Beauty Supply, Inc.
                (Registrant)

Dated:    November 18, 2002



By:  /s/ Carmine Catizone
     ----------------------------
         Carmine Catizone, President

               CERTIFICATIONS

I, Carmine Catizone, certify that:

1.   I have reviewed this quarterly report on Form
10QSB of Creative Beauty Supply, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial
statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the
registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

(c)   presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

/s/Carmine Catizone
--------------------------
Carmine Catizone
Chief Executive Officer

                     CERTIFICATION

I, Daniel Generelli, certify that:

1.   I have reviewed this quarterly report on Form
10QSB of Creative Beauty Supply, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial
statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the
registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

(c)   presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

/s/ Daniel Generelli
--------------------------------
Danie Generelli,  Chief Financial Officer