Form 10QSB
period 2002-12-31
CREATIVE BEAUTY SUPPLY INC
filed 2003-02-10
CIK 1011662

U.S. Securities and Exchange Commission
              Washington, D.C. 20549

                   FORM 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    December 31, 2002

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

          CREATIVE BEAUTY SUPPLY, INC.
                 BALANCE SHEETS

                     ASSETS

                                                          DECEMBER 31,    MARCH 31,
                                                             2002            2002
                                                         -------------   ----------
                                                          (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                               $  351,393     $ 383,108
   Marketable securities                                      280,000       364,500
   Accounts receivable                                          2,124         2,123
   Inventory                                                   63,923        66,353
   Prepaid expenses                                                 -         2,494
                                                           ----------     ---------
   TOTAL CURRENT ASSETS                                       697,440       818,578

PROPERTY AND EQUIPMENT , net of accumulated
   depreciation                                                 8,318           161
                                                           ----------     ---------
TOTAL ASSETS                                               $  705,758     $ 818,739
                                                           ==========     =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                $   18,911     $  10,887
   Payroll taxes withheld and accrued                           1,198         1,188
   Accrued expenses                                               994           825
   Deferred income taxes                                            -        63,569
                                                           ----------     ---------
   TOTAL CURRENT LIABILITIES                                   21,103        76,469
                                                           ----------     ---------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
     and outstanding -0- shares                                    -             -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 3,494,650 shares                           3,495         3,495
   Additional paid-in-capital                               1,288,781     1,288,781
   Accumulated deficit                                       (687,621)     (634,271)
   Accumulated other comprehensive income                      80,000        84,265
                                                           ----------     ---------
   TOTAL STOCKHOLDERS' EQUITY                                 684,655       742,270
                                                           ----------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  705,758     $ 818,739
                                                           ==========     =========

The accompanying notes are an integral part of these financial statements

         CREATIVE BEAUTY SUPPLY, INC.
           STATEMENTS OF OPERATIONS

                  (UNAUDITED)

                      NINE MONTHS ENDED DECEMBER 31,  THREE MONTHS ENDED DECEMBER 31,
                        ------------------------------  ------------------------------
-
                            2002          2001             2002          2001
                           ------        ------           ------        ------
<s>                          <c>         <c>               <c>            <c>;
NET SALES                 $ 149,529    $ 166,354        $ 46,336      $ 55,248

COST OF GOODS SOLD          112,894      130,587          35,435        43,369
                          ---------    ---------        --------      --------
GROSS PROFIT                 36,635       35,767          10,901        11,879
                          ---------    ---------        --------      --------
OPERATING EXPENSES:
   Salaries - officers       24,220      161,050           8,030       144,680
   Payroll taxes              2,056        2,141             695           667
   Auto and delivery          6,523        6,478           2,215         2,518
   Consulting fees                -      171,990               -       171,990
   Employee welfare           7,097        5,143           2,442         2,100
   Insurance                  3,680        2,849           1,360         1,297
   Office                     1,874        1,483             597            54
   Professional fees         46,367       26,851           6,134         2,917
   Rent                      11,655       11,403           3,900         3,801
   Store supplies               888          667             213           218
   Taxes                        500          240             260             -
   Telephone                  2,229        1,450             533           527
   Utilities                  1,378        1,235             282           223
   Miscellaneous                872          907             314             -
   Depreciation               1,236          161             412            54
                           --------      -------         -------       -------
   TOTAL OPERATING EXPENSES 110,575      394,048          27,387       331,046
                           --------      -------         -------       -------
LOSS FROM OPERATIONS BEFORE
   OTHER INCOME             (73,940)    (358,281)        (16,486)     (319,167)
                           --------      -------         -------       -------
OTHER INCOME:
   Gain on sale of
     securities               8,333       33,333               -        33,333
   Gain on sale of assets       700            -               -             -
   Interest income           11,557        8,033           3,385         2,191
                           --------      -------         -------      --------
   TOTAL OTHER INCOME        20,590       41,366           3,385        35,524
                           --------      -------         -------      --------
NET LOSS                    (53,350)    (316,915)        (13,101)     (283,643)
                           ========      =======         =======      ========




LOSS PER COMMON SHARE, BASIC
   AND DILUTED             $  (0.02)     $  (0.17)       $  (0.00)    $  (0.15)
                           ========      ========        ========     ========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING             3,494,650     1,864,650       3,494,650    1,864,640
                          =========     =========       =========    =========

The accompanying notes are an integral part of these financial statements

            CREATIVE BEAUTY SUPPLY, INC.
             STATEMENTS OF CASH FLOWS
 NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                  (UNAUDITED)

                                                  2002                     2001
                                                  ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $(53,350)              $(316,915)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                 1,236                     161
      Gain on sale of marketable securities       (8,333)                (33,333)
      Gain on sale of assets                        (700)                      -
      Operating expenses through issuance
        of common stock                                -                 308,490
      Changes in operating assets and liabilities:
            Accounts receivable                       (1)                   (772)
            Inventory                              2,430                   3,521
            Prepaid expenses                       2,494                   2,337
            Accounts payable                       8,024                  (3,439)
            Payroll taxes withheld and accrued        10                   2,166
            Accrued expenses                         169                  (1,403)
                                                --------                --------
     Net cash used in operating activities       (48,021)                (39,187)
                                                --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment          (9,394)                      -
   Proceeds from sale of marketable securities    25,000                  50,000
   Proceeds from sale assets                         700                       -
                                                --------               ---------
     Net cash provided by investing activities    16,306                  50,000
                                                --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of stock options                           -                      30
                                                --------                --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              (31,715)                 10,843

CASH AND CASH EQUIVALENTS
   - beginning of period                         383,108                 235,507
                                                --------                --------
CASH AND CASH EQUIVALENTS - end of period      $ 351,393               $ 246,350
                                               =========               =========


The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended March 31, 2002.

NOTE 2 - INVENTORY

   The Company's policy is to compute inventory for interim reporting on the gross profit method using the gross profit for the prior fiscal year.

NOTE 3 - DEFERRED INCOME TAXES

   The Company has a deferred tax asset at December 31, 2002 of $86,052 resulting from net operating loss carryforwards net of unrealized gains
from marketable securities.   A valuation allowance has been recorded
for the full amount of the deferred tax asset.

NOTE 4 - COMPREHENSIVE LOSS

   Other comprehensive income for the nine months ended December 31, 2002 consisted of an unrealized holding loss arising during the period (net of an income taxes of -0- after applying a net operating loss carryforwards) in the amount of $60,000.

   Other comprehensive loss for the nine months ended December 31, 2001 consisted of an unrealized holding loss arising during the period (net of an income tax benefit of -0- after applying a valuation allowance for the entire amount of the benefit) in the amount of $24,672.

                                         Nine Months Ended December 31,
                                         ------------------------------
                                            2002                2001
                                            ----                ----
Net Loss                                 $(53,350)          $(316,915)
Unrealized holding hoss arising during
   the period net of income tax benefit
   of -0- and $-0-.                       (60,000)            (24,672)

Reclassifications                          55,735                   -
                                         --------           ---------
Total Comprehensive Loss                 $(57,615)          $(341,587)
                                         ========           =========

NOTE 5 - MARKETABLE SECURITIES

   The cost and fair value of marketable equity securities that are available-for-sale are as follows:

                                   December 31, 2002    March 31, 2002
                                   -----------------    --------------
  Cost                              $200,000                $216,666

  Gross unrealized gain               80,000                 147,834
                                   ---------               ---------
                                    $280,000                $364,500
                                   =========               =========

   The unrealized appreciation (loss) of marketable equity securities that are available for sale are as follows:

                                   December 31, 2002    March 31, 2002
                                   -----------------    --------------

  Net unrealized gain               $ 80,000               $147,834

  Deferred income taxes                    -                (63,569)
                                   ---------              ---------
                                    $ 80,000               $ 84,265
                                   =========              =========

   These amounts are presented as accumulated other comprehensive income (loss).

   During the nine months ended December 31, 2002 and 2001 sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:
<TABLE<>
                                       2002                  2001
                                       ----                  ----
  Sales proceeds                    $ 25,000                     -
                                      ======                ======
  Gross realized gains              $  8,333                     -
                                    ========                ======

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

Results of Operations.

The Company sells approximately 1,000 different products at varying
mark ups ranging from 20 to 40 percent.   The Company has two types of
customers, beauty salons and the general public.   The gross profit
margin on sales of merchandises to the general public ranges from 30 to
40 percent depending on the product sold.   The gross margin on sales
of merchandise to beauty salons is somewhat less ranging from 20 to 28
percent depending on the product sold and the discount given.   The
Company's product margin increased for December 31, 2002 over December
31, 2001 due to a change in sales mix.   Although sales decreased
(wholesale decreased by 2% and retail decreased by 11%) products sold were sold at higher margins resulting in a higher gross margin for the nine months ended December 31, 2002.

Nine Months Ended December 31, 2002 as compared to nine months ended December 31, 2001

For the nine months ended December 31, 2002, the Company had a net loss of $(53,350). The Company had net sales of $149,529 with a cost of goods sold of $112,894 resulting in gross profit of $36,635 for the nine months ended December 31, 2002.

The Company had operating expenses of $110,575 for the nine months
ended December 31, 2002.   These expenses primarily consisted of
officer's salaries of $24,220, auto and delivery of $6,523, employee welfare of $7,097, professional fees of $46,367, rent of $11,655, telephone of $2,229, utilities of $1,378, store supplies of $888, insurance of $3,680, office expenses of $1,874, payroll taxes of $2,056
and other miscellaneous expenses of $1,372.   Depreciation was $1,236
for the nine months ended December 31, 2002.

For the nine months ended December 31, 2001, the Company had a net loss of $(316,915). The Company had net sales of $166,354 with a cost of goods sold of $130,587 resulting in gross profit of $35,767 for the nine months ended December 31, 2001.

The Company had operating expenses of $394,048 for the nine months
ended December 31, 2001.   These expenses primarily consisted of
officer's salaries of $161,050, auto and delivery of $6,478, employee welfare of $5,143, consulting fees of $171,990, professional fees of $26,851, rent of $11,403, telephone of $1,450, utilities of $1,235, store supplies of $667, insurance of $2,849, office expenses of $1,483, payroll taxes of $2,141 and other miscellaneous expenses of $1,147. Depreciation was $161 for the nine months ended December 31, 2001.

Assets for the nine months ended December 31, 2002 decreased by approx.
$112,981.   This was a direct result of sales of marketable securities and the decline in the market value of securities held for sale.

Liabilities for the nine months ended December 31, 2002 decreased by
approx. $55,366.   This was a direct result of a decrease in deferred
income tax liability from the decline in unrealized gains from securities held for sale.

Working capital at December 31, 2002 was approx. $676,337 and at March 31, 2002 it was $742,109, a decrease approx. $65,772. The decrease was a direct result from a decrease in current assets of $121,138 net of a decrease of current liabilities of $55,366. Cash decreased by $31,715, market value of securities held for sale decreased by $84,500 and inventory increased by $2,430. Accounts payable increased by $8,024 while deferred tax liabilities decreased by $63,569.

Stockholders Equity decreased by the loss for the six months. There were no equity transactions during the period.

Sales for the nine months ended December 31, 2002 were $149,529 as compared to $166,354 for the nine months ended December 31, 2001, a 10% decrease.

Gross profit for the nine months ended December 31, 2002 was $36,635 as compared to $35,767 for the nine months ended December 31, 2001, a 2% increase.

Operating expenses for the nine months ended December 31, 2002 were $110,575 as compared to $394,048 for the nine months ended December 31, 2001, a decrease of 72%. In 2001, the Company paid officer salaries and consulting fees through the issuance of common stock in the amount of $308,490 while in 2002 there were no such expenditures.

Sales for the two periods were as follows:

                           2002           2001
                       -----------    ------------
 Wholesale             65,837  44%     69,272  42%
 Retail                83,692  56%     97,082  58%
                      -------         -------
                      149,529         166,354
                      =======         =======

Sales are decreasing due to loss of customers. Wholesale sales have decreased by approx. 5% and retail sales have decreased by approx. 14%.

Gross profit increased slightly due to the changes in mix between
wholesale and retail customers.   Gross profit is also effected by the
products sold.

Operating expenses decreased by approx. 72% as compared to 2001.
However, after removing the one time charges for officer salaries and consulting fees, operating expenses increased from 2001 to 2002 by approx. $25,017 or approx. 29%.

All categories of expenses were consistent with 2001 with the exception
of professional fees.   Professional fees increased by approx. $19,516
or 72%.   The majority of this increase was due to an increase in
auditing fees.

The unrealized loss from marketable securities held for sale was due directly from the decline in market value over the nine month period.

Three Months Ended December 31, 2002 as compared to Three Months Ended December 31, 2001

Sales for the three months ended December 31, 2002 decreased by $8,912, a 16% decrease as compared to the same three month period ended
December 31, 2001.   Gross profit for the three months ended December
31, 2002 decreased by $978, a 8% decrease, as compared to the same
three month period ended December 31, 2001.   Operating expenses for
the three month period ended December 31, 2002 decreased by $303,659, a 92% decrease, as compared to the same three month period ended December
31, 2001.   However, after removing the one time charges for officer
salaries and consulting fees of $308,490, operating expenses increased by $4,831, a 21% increase, as compared to the same three month period ended December 31, 2001.

Sales decreased due to a lower sales volume.   Gross profit decrease
due to lower sales volume and changes in sales mix.   Operating
expenses increased after removing the none cash charges for officers salaries and consulting fees, due to higher auditing and legal fees during the three month period ending December 31, 2002 as compared to the same three month period ended December 31, 2001.

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

For the nine months ended December 31, 2002, the Company pursued no
financing activities.   For the nine months ended December 31, 2001,
the Company issued stock options valued at $30 resulting in cash flows from financing activities of $30.

For the nine months ended December 31, 2002, the Company acquired property and equipment of $9,394, received proceeds from the sale of marketable securities of $25,000 and received proceeds from the sale of assets of $700.

For the nine months ended December 31, 2001, the Company received proceeds from the sale of marketable securities of $50,000 resulting in net proceeds provided by investing activities of $50,000.

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

Dated:    January 23, 2003



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

Date:  January 23, 2003

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

Date:  January 23, 2003

/s/ Daniel Generelli
--------------------------------
Danie Generelli, Chief Financial Officer