Form 10KSB
period 2003-03-31
CREATIVE BEAUTY SUPPLY INC
filed 2003-07-11
CIK 1011662

FORM 10-KSB
         SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549
 [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 3/31/03
                       OR
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

The Company's revenues for its most recent fiscal year were $193,495. As of March 31, 2003, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $439,131.

The number of shares outstanding of Company's class of common stock, as of March 31, 2003 was 3,494,650 shares of its $.001 par value common stock.

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

The exhibits are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS - General

A.   The Company was incorporated in New Jersey on August 28, 1995.
On March 15, 1996, the Company effectuated a 45,392 for 1 stock split. There have been no other material events in the development of the Company (including any material mergers or acquisitions) since
inception.   There are no pending or anticipated mergers, acquisitions,
spin-offs or recapitalizations.   On February 26, 1997, the Company's
officers surrendered 7,543,000 Common Shares.   The issued and
outstanding shares were reduced from 11,348,000 to 3,805,000.   An
additional 795,000 common shares were subsequently issued.   On July
1, 1997, the Company effectuated a 1 for 2.5 reverse stock split reducing the then issued and outstanding shares from 4,600,000 to 1,840,000, subsequently issuing another 24,650 shares from March 30, 1998 through July 26, 1998 bringing the total issued and outstanding
shares to 1,864,650.   During fiscal year ended March 31, 2002,
1,630,000 common shares were issued bringing the total issued and outstanding common shares at March 31, 2003 to 3,494,650.

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

Suppliers.   The above indicated products are purchased by the Company
from a number of unaffiliated suppliers and management of the Company does not contemplate or anticipate any significant difficulties with its ability to purchase such products from its current suppliers and/or from replacement and/or additional suppliers if and when necessary or
advisable.   The Company does not have any written agreements with any
of its suppliers.   During the most current year (year ended March 31,
2003) the Company purchased approximately 56% of its products from one
supplier.   Management believes that other suppliers could provide
similar products on comparable terms. A change in suppliers, however, could cause a delay in obtaining merchandise and possible loss of sales that could effect operating results.

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

Net sales for years ended March 31, are summarized as follows:
                    2003             2002
                  --------         --------
Retail             109,061          $124,936
Wholesale           84,434            91,151
                ----------         ---------
                   193,495          $216,087
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

Employees.   The Company currently has one full-time employee and one
part-time employee.

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

ITEM 2.  PROPERTIES.

The Company's executive offices and showroom are located at 380 Totowa
Road, Totowa, New Jersey 07512.  Telephone No. (973) 904-0004.   These
offices consist of 1,400 square feet on a lease term.   In April of
1999, the Company entered into a lease agreement for a term of three(3) years commencing May 1, 1999 at a monthly lease of $1,200 per month for the first twelve(12) months and $1,300 a month for each of the
remaining twenty four(24) months.   In April 2002, upon the expiration
of the lease, the Company renewed its lease for an additional
two(2)years at a monthly rental of $1,300 per month.   Total rent
charged to operations for the years ended March 31, 2003 and 2002 was $15,555 and $15,204, respectively.

The Company owns its delivery vehicle and the computers used in the operation of the business.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended March 31, 2003, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

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

        Quarter  Ended          High Bid      Low Bid

             12/31/01             $.86         $.80
              3/31/02             $.75         $.72
              6/30/02             $.51         $.51
              9/30/02             $.28         $.22
             12/31/02             $.26         $.25
              3/31/03             $.23         $.22

The Company has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of March 31, 2003, the number of holders of Company's common stock was 113.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. Demand for the Company's products will be dependent on, among other things, market acceptance of the Company's concept and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors.

Capital and Source of Liquidity.   In April 2002, the Company renewed
its lease for a term of two (2) years commencing May 1, 2002 at a monthly rental of $1,300 per month.

For the year ended March 31, 2003, the Company received proceeds from the sale of marketable securities in the amount of $25,000 and proceeds from the sale of assets in the amount of $700. The Company acquired a
used delivery van for $9,394.   As a result, the Company had net cash
provided by investing activities of $16,306 for the year ended March
31, 2003.

For the year ended March 31, 2002, the Company received proceeds from the sale of marketable securities in the amount of $75,000 resulting in net cash provided by investing activities of $75,000.

For the year ended March 31, 2003, the Company did not pursue any financing activities.

For the year ended March 31, 2002, the Company issued common stock and options for $135,630 resulting in net cash provided by financing activities of $135,630.

Results of Operations.

The Company sells approximately 1,000 different products at varying
mark ups ranging from 20 to 40 percent.   The Company has two types of
customers, beauty salons and the general public.   The gross profit
margin on sales of merchandises to the general public ranges from 30 to
40 percent depending on the product sold.   The gross margin on sales
of merchandise to beauty salons is somewhat less ranging from 20 to 28
percent depending on the product sold and the discount given.   The
Company's product margin increased in 2003 over 2002 due to a change in
sales mix.   Although sales decreased (wholesale decreased by 7.3% and
retail decreased by 12.7%) products sold were sold at higher margins resulting in a higher gross margin for the year, 25.5% for 2003 compared to 24.57% for 2002.

March 31, 2003 compared to March 31, 2002

For the year ended March 31, 2003, the Company had a net loss of
$(84,785).   The Company had net sales of $193,495 with a cost of goods sold of $144,103 resulting in gross profit of $49,392 for the year ended March 31, 2003.

The Company had operating expenses of $157,337 for the year ended March
31, 2003.   These expenses primarily consisted of officer's salaries of
$32,170, employee welfare of $9,521, auto and delivery of $8,021, insurance of $3,663, office expense of $2,309, professional fees of $72,567, rent of $15,555, telephone of $3,264, utilities of $2,370, store supplies of $1,796, payroll and other taxes of $3,329, depreciation of $1,648 and other miscellaneous expenses of $1,124.

For the year ended March 31, 2002, the Company had a net loss of $(318,729). The Company had net sales of $216,087 with a cost of goods sold of $163,148 resulting in gross profit of $52,939 for the year ended March 31, 2002.

The Company had operating expenses of $424,970 for the year ended March
31, 2002.   These expenses primarily consisted of officer's salaries of
$168,850, employee welfare of $7,943, auto and delivery of $8,382, consulting fees of $171,990, professional fees of $37,377, rent of

$15,204, telephone of $1,991, utilities of $1,874, store supplies of $914, insurance of $3,705, office expenses of $1,760, payroll and other taxes of $3,155, depreciation of $214 and other miscellaneous expenses of $1,611.

The Company's product margin increased from year ended March 31, 2002
to March 31, 2003 by approximately 1% (from 24.5% to 25.5%).   The
increase is a direct result from the change in sales mix, and higher
volume purchases from suppliers resulting in lower unit cost.   In
2002, the Company had 1,682 invoices to customers, while in 2003, the Company had only 1,530 invoices, a decrease of 9%, resulting in a $22,592 decrease in sales for 2003.

Professional fees increased due to higher audit fees, higher fees charged by stock transfer agent and normal fee increases by all professionals.

The major cause of the Company's losses from operations have been the
low sales volume.   Management is looking for new suppliers at more
favorable prices and to increase their customer base and sales volume.

Liquidity and Capital Resources:

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's
financial statements and the accompanying notes.   The amounts of
assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, fair market values of marketable securities, asset impairments, inventory
and income taxes.   Actual results could differ from these estimates.
The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards.  Net sales are recognized at the time products
are shipped to customers.   Over-the-counter sales are recorded at
point of sale.

The allowance for doubtful accounts is based on the Company's assessment of the collectability of specific customer accounts, credit worthiness and economic as well as the aging of the accounts receivable
balances.   If there is a deterioration of a major customer's credit
worthiness or actual defaults are higher than the Company's historical experience, the Company's estimates of recoverability of amounts due the Company could be adversely affected.

The Company has elected to classify all of its investments in equity securities as available-for-sale and report them at fair value. Realized gains and losses are recorded in earnings (loss) and changes in the unrealized gain or loss is excluded from earnings (loss) and reported as a component of other comprehensive income (loss).

The Company's inventory consists of finished goods and is valued at lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. The Company also considers obsolescense, excessive levels, deterioration and other factors in evaluating net realizable value.

The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic
projections and anticipated future cash flows.   An impairment in the
carrying value of an asset is recognized whenever future cash flows (undiscounted) from an asset are estimated to be less than its carrying
value.   The amount of the impairment recognized is the difference
between the carrying value of the asset and its fair value.

Deferred income taxes are provided on the liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts
of assets and liabilities and their tax basis.   Deferred income tax
assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the
deferred tax asset will not be realized.   Deferred income tax assets
and liabilities are adjusted for the effects of change in tax laws and rates on the date of enactment.

New Accounting Standards:
The Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be
disposed of.   SFAS 144 supersedes FASB Statement No. 121, "Accounting
for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
Disposed of."   However, SFAS 144 retains the fundamental provisions of
Statement No. 121 for (a) the recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement
of long-lived assets to be disposed of by sale.   SFAS 144 was
effective for the Company on April 1, 2002.   The adoption of this
pronouncement did not have a material impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and
Activity (Including Certain Costs Incurred in a Restructuring).   SFAS
No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be
measured and recorded at fair value.   This statement is effective for
exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have an impact on the Company's financial position or results of operations.

In November 2002, the FASB has issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others ("FIN 45") which addresses the disclosure to be made by a guarantor in interim and annual financial statements about its obligations under guarantees. FIN 44 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified
after December 31, 2002.   The Company has adopted the disclosure
requirement of FIN 45 and will apply the recognition and measurement
provisions for all material guarantees.   The adoption of this
interpretation did not have a material impact on the Company's result of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure. "SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee
compensation.   In addition, SFAS No. 148 amends the disclosure
requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock
based compensation.   The adoption in this pronouncement did not have a
material impact on the Company's financial position or result of operations.

In January 2003, the FASB issued FASB Interpretation FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other
parties.   FIN 46 applies immediately to variable interest entities
(VIE's) created after January 31, 2003, and to VIE's in which an
enterprise obtains an interest after that date.   It applies in the
first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that is acquired
before February 1, 2003.   FIN 46 applies to public enterprises as of
the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.

The Financial Accounting Standard Board issued "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both
liabilities and equity.   It requires an issuer to classify a financial
instrument that is within its scope as a liability (or as an asset, in
some circumstances).   Most of such instruments were previously
classified as equity.   The Statement is effective for financial
instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning
after June 15, 2003.   The Adoption of this pronouncement is not
expected to have a material impact on the Company's financial position, liquidity or results of its operations.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements within the meaning
of the federal securities laws.   These statements include those
concerning the following: Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our expectations regarding our revenues and customers; investments and
interest rates.   These statements are subject to risk and
uncertainties that could cause actual results and events to differ materially.

Creative Beauty Supply, Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 16.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

None

                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


Board of Directors. The following persons listed below have been retained to provide services as directors and executive officers until the qualification and election of his successor. All holders of Common Stock will have the right to vote for Directors of the Company. The Board of Directors has primary responsibility for adopting and reviewing implementation of the business plan of the Company, supervising the development business plan, review of the officers' performance of specific business functions. The Board is responsible for monitoring management, and from time to time, to revise the
strategic and operational plans of the Company.    Directors have
received to date no cash compensation or fees for their services rendered in such capacity.

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

ITEM 10.   EXECUTIVE COMPENSATION

To date, the Company has not entered into employment agreements nor are
any contemplated.   Mr. Generelli and Mr. Catizone were paid
approximately $30,000 per year.   Although he is still an officer and
director of the Company, Mr. Generelli is no longer a full time
employee of the Company as of February 2001.    Until March 2001, all
of Mr. Catizone's $30,000 salary had been accrued.

                                   Annual Compensation                    Awards               Payouts
                              ---------------------------        ----------------------      ----------
                                                    Other        Restricted  Securities
                                                    Annual          Stock    Underlying         LTIP       All Other
Name and Position     Year  Salary($)  Bonus($) Compensation($)  Awards(#)  Options/SARs(#)  Payouts($) Compensation($)
Carmine Catizone      2003    30,000     ----         ----           ----        ----            ----        ----
 Chairman and         2002    30,000     ----         ----           ----        ----            ----      136,500
   President          2001    30,000     ----         ----           ----        ----            ----        ----

Daniel Generelli      2003     2,170     ----         ----           ----        ----            ----        ----
 Secretary/Treasuer/  2002     2,350     ----         ----           ----        ----            ----        ----
 Director             2001    26,936     ----         ----           ----        ----            ----        ----

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


ITEM 13.    EXHIBITS and REPORTS ON FORM 8-K

(a)    List of Exhibits

          The following exhibits are filed with this report:

(2.1) Articles of Incorporation incorporated by reference to Form 10SB filed June 14,
          1999, file #0-26361
(2.2)  Bylaws incorporated by reference to Form
          10SB filed June 14, 1999, file #0-26361
(3.1) Common Stock Certificate incorporated by reference to Form 10SB filed June 14,
          1999, file #0-26361
(10.1)  Lease agreement renewal dated April 2002
(99.1)  Certifications pursuant to 18 U.S.C. Section 1350


(b)    REPORTS ON FORM 8-K
        None

ITEM 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this annual report on Form 10KSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this annual report on Form 10KSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


                        PART F/S

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report             17
Balance Sheets
   March 31, 2003 and 2002               18
Statements of Operations and
   Comprehensive Income (Loss)
   Years ended March 31, 2003 and 2002   19
Statements of Stockholders' Equity
   Years ended March 31, 2003 and 2002   21
Statements of Cash Flows
   Years ended March 31, 2003 and 2002   22
Notes to Financial Statements            23

Schedules Omitted: All schedules other than those shown have been omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

                     INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Creative Beauty Supply, Inc.
Totowa, New Jersey

We have audited the accompanying balance sheets of Creative Beauty Supply, Inc. as of March 31, 2003 and 2002, and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Beauty Supply, Inc. as of March 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                    /s/WithumSmith+Brown, P.C.

Livingston, New Jersey
May 27, 2003

                     CREATIVE BEAUTY SUPPLY, INC.
                           BALANCE SHEETS
                       MARCH 31, 2003 and 2002

        ASSETS
                                                 2003         2002
                                              ----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents                   $  332,755   $  383,108
  Marketable securities                          160,000      364,500
  Accounts receivable                              1,554        2,123
  Inventory                                       63,912       66,353
  Prepaid expenses                                 2,858        2,494
                                              ----------   ----------
           TOTAL CURRENT ASSETS                  561,079      818,578

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation                         7,906          161
                                              ----------   ----------
TOTAL ASSETS                                  $  568,985   $  818,739
                                              ==========   ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                    $   18,468   $   10,887
  Accrued expenses                                16,095          825
  Payroll taxes withheld and accrued               1,202        1,188
  Deferred income taxes                                -       63,569
                                              ----------   ----------
          TOTAL CURRENT LIABILITIES               35,765       76,469
                                              ----------   ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
    and outstanding - 0 - shares                       -            -
  Common stock, par value $.001,
    authorized 100,000,000 shares, issued
    and outstanding 3,494,650                      3,495        3,495
  Additional paid-in capital                   1,288,781    1,288,781
  Accumulated deficit                           (719,056)    (634,271)
  Accumulated other comprehensive income (loss)  (40,000)      84,265
                                              ----------   ----------
          TOTAL STOCKHOLDERS' EQUITY             533,220      742,270
                                              ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  568,985   $  818,739
                                              ==========   ==========





See Accompanying Notes to Financial Statements.

                     CREATIVE BEAUTY SUPPLY, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   YEARS ENDED MARCH 31, 2003 AND 2002

                                                 2003         2002
                                              ----------   ----------
NET SALES                                     $  193,495   $  216,087
COST OF GOODS SOLD                               144,103      163,148
                                              ----------   ----------
GROSS PROFIT                                      49,392       52,939
                                              ----------   ----------
OPERATING EXPENSES:
  Salaries-officers'                              32,170      168,850
  Payroll taxes                                    2,779        2,915
  Auto and delivery                                8,021        8,382
  Consulting fees                                      -      171,990
  Employee welfare                                 9,521        7,943
  Insurance                                        3,663        3,705
  Office                                           2,309        1,760
  Professional fees                               72,567       37,377
  Rent                                            15,555       15,204
  Store supplies                                   1,796          914
  Taxes                                              550          240
  Telephone                                        3,264        1,991
  Utilities                                        2,370        1,874
  Miscellaneous                                    1,124        1,611
  Depreciation                                     1,648          214
                                              ----------   ----------
    TOTAL OPERATING EXPENSES                     157,337      424,970
                                              ----------   ----------
LOSS FROM OPERATIONS                            (107,945)    (372,031)
                                              ----------   ----------
OTHER INCOME:
  Gain on sale of securities                       8,333       41,666
  Interest income                                 14,127       11,636
  Gain on sale of assets                             700            -
                                              ----------   ----------
    TOTAL OTHER INCOME                            23,160       53,302
                                              ----------   ----------
NET LOSS                                         (84,785)    (318,729)
                                              ----------   ----------
OTHER COMPREHENSIVE LOSS, NET OF TAXES
  Unrealized holding gains (loss) arising
  during the year, net of income taxes of
  $(60,200) for 2003 and $60,200 for 2002       (119,800)      79,800
Less: reclassification adjustment, net of
  income taxes of $3,369 for 2003 and
  $51,724 for 2002                                (4,465)     (68,567)
                                              ----------   ----------
                                                (124,265)      11,233
                                              ----------   ----------

TOTAL COMPREHENSIVE LOSS                      $ (209,050)  $ (307,496)
                                              ==========   ==========
LOSS PER COMMON SHARE, BASIC AND DILUTED      $     (.02)$      (0.15)
                                              ==========   ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                    3,494,650    2,184,513
                                              ==========   ==========


See Accompanying Notes to Financial Statements.

                     CREATIVE BEAUTY SUPPLY, INC.
                   STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 2003 AND 2002

                                                               Accumulated
                 Common Stock         Additional                  Other
                   Number of           Paid-in    Accumulated  Comprehensive
                    Shares   Amounts   Capital      Deficit    Income(Loss)   Total
                  ---------  --------  ---------  -----------  ---------  ---------
Balance, March 31,
  2001            1,864,650  $  1,865  $  646,291  $  (315,542) $     73,032  $405,646

Net loss                   -         -           -     (318,729)            - (318,729)

Granting of stock
  options                  -         -     308,490            -             -  308,490

Issuance of common
  stock through
  exercise of stock
  options         1,130,000     1,130     134,500            -             -   135,630

Issuance of common
  stock in exchange
  for marketable
  securities        500,000       500     199,500            -             -   200,000

Other comprehensive
  income                  -         -           -            -        11,233    11,233
                  ---------  --------  ----------  -----------  ------------  --------
Balance, March 31,
  2002            3,494,650     3,495   1,288,781     (634,271)       84,265   742,270

Net loss                  -         -           -      (84,785)            -   (84,785)

Other comprehensive
  loss                    -         -           -            -      (124,265) (124,265)
                  ---------  --------  ----------  -----------  ------------ ---------
Balance, March 31,
  2003            3,494,650  $  3,495  $1,288,781  $  (719,056) $    (40,000) $533,220
                  =========  ========  ==========  ===========  ============  ========





See Accompanying Notes to Financial Statements.

                     CREATIVE BEAUTY SUPPLY, INC.
                       STATEMENTS OF CASH FLOWS
                  YEARS ENDED MARCH 31, 2003 AND 2002

                                                 2003         2002
                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $  (84,785)  $( 318,729)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                   1,648          214
    Gain on sale of marketable securities         (8,333)     (41,666)
    Gain on sale of delivery van                    (700)           -
    Non-cash operating expenses                        -      308,490
    Changes in operating assets and liabilities:
      Accounts receivable                            569          283
      Inventory                                    2,441       (3,632)
      Prepaid expenses                              (364)       1,143
      Accounts payable                             7,581       (7,872)
      Payroll taxes withheld and accrued              14          367
      Accrued expenses                            15,270       (1,627)
                                              ----------   ----------
  Net Cash Used In Operating Activities          (66,659)     (63,029)
                                              ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities     25,000       75,000
  Proceeds from sale of delivery van                 700            -
  Acquisition of Property and equipment           (9,394)           -
                                              ----------   ----------
  Net Cash Provided By Investing Activities       16,306       75,000
                                              ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and options                 -      135,630
                                              ----------   ----------
  Net Cash Provided By Financing Activities            -      135,630
                                              ----------   ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           (50,353)     147,601

CASH AND CASH EQUIVALENTS-beginning of year      383,108      235,507
                                              ----------   ----------
CASH AND CASH EQUIVALENTS-end of year         $  332,755   $  383,108
                                              ==========   ==========





See Accompanying Notes to Financial Statements.

                     CREATIVE BEAUTY SUPPLY, INC.
                    NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

Organization:
Creative Beauty Supply, Inc. was incorporated in the State of New Jersey on August 28,1995, and commenced operations on January 2, 1996. The Company sells cosmetic and beauty supplies both on the retail and wholesale levels to the general public and beauty salons in Northern and Central New Jersey.

The Company is located in Totowa, New Jersey and presently employs only one full-time employee.

Accounting Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:
Net sales are recognized at the time products are shipped to customers. Over the counter sales are recorded at point of sale.

Cash Equivalents:
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities:
The Company has elected to classify its investments in equity securities as available-for-sale and report them at fair value. Realized gains and losses are recorded in earnings
(loss) and changes in the unrealized gain or loss is excluded from earnings (loss) and reported as a component of other comprehensive income (loss).

Receivables and Credit Policies:
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days or 90 days past the due date are considered delinquent.

Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice, or if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that are considered delinquent and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Management considered accounts receivable at March 31, 2003 and 2002 to be fully collectible; accordingly, no allowance for doubtful accounts was provided for at March 31, 2003 and 2002.

Inventory:
Inventory, consisting of finished goods, is valued at lower cost or market with cost being determined on the first-in, first-out (FIFO) method. The Company also considers obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Long-Lived Assets:
The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized whenever future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

Property and Equipment:
Property and equipment are recorded at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets. Depreciation is recorded on the straight-line method.

The major classes of assets and ranges of estimated useful lives are as follows:

                                             Years
                                            -------
          Delivery equipment                   5
          Furniture and office equipment       7

Maintenance, repairs and minor renewals are charged to earnings when they are incurred. When assets are retired or otherwise disposed of, the assets and related allowance for depreciation is eliminated from the account and any resulting gain or loss is reflected in income.

Income Taxes:
Deferred income taxes are provided on the liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or
all of the deferred tax asset will not be realized.   Deferred
income tax assets and liabilities are adjusted for the effects of change in tax laws and rates on the date of enactment.

Net Loss Per Common Share:
The Financial Accounting Standard Board issued "SFAS" No. 128, which requires the presentation on the face of the income statement "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of outstanding common shares. The calculation of dilutive earnings per share is similar to basic earnings per share except the denominator includes dilutive common stock equivalents such as stock options and convertible debentures. There were no dilutive common stock equivalents for all periods presented.

Comprehensive Income (Loss):
Comprehensive income (loss) includes net loss adjusted for certain revenues, expenses, gains and losses that are excluded from net earnings under generally accepted accounting principles; for the Company, such amounts consist solely of unrealized gains (losses) from marketable securities available for sale.

New Accounting Standards:
The Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". However, SFAS 144 retains the fundamental provisions of Statement No. 121 for (a) the recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 was effective for the Company on April 1, 2002. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have an impact on the Company's financial position or results of operations.

In November 2002, the FASB has issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others ("FIN 45")" which addresses the disclosure to be made by a guarantor in interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The Company has adopted the disclosure requirement of FIN 45 and will apply the recognition and measurement provisions for all material guarantees. The adoption of this interpretation did not have a material impact on the Company's result of operations or financial position.

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure. " SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.
In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. The adoption in this pronouncement did not have a material impact on the Company's financial position or result of operations.

In January 2003, the FASB issued FASB Interpretation FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date.
It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that is acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.

The Financial Accounting Standard Board issued "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both
liabilities and equity.   It requires an issuer to classify a financial
instrument that is within its scope as a liability (or as an asset, in
some circumstances).   Most of such instruments were previously
classified as equity.   The Statement is effective for financial
instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning
after June 15, 2003.   The Adoption of this pronouncement is not
expected to have a material impact on the Company's financial position, liquidity or results of its operations.

2.  Concentration of Credit Risk:
The Company sells its product to various customers primarily in Northern and Central New Jersey. The Company performs ongoing credit evaluations on its customers and generally does not require collateral.

The Company maintains its cash balances with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. At March 31, 2003 the Company's uninsured cash balances approximated $236,700.


3.  Supplier Concentration:
For the years ended March 31, 2003 and 2002 the Company purchased approximately 56% and 59%, respectively, of its products from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in merchandise and possible loss of sales which could affect operating results.


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

5.  Marketable Securities:
The cost and fair value of marketable equity securities that are available-for-sale are as follows:

                                                     March 31,
                                                 2003         2002
                                              ----------   ----------
     Cost                                     $  200,000   $  216,666
     Gross unrealized gains (losses)             (40,000)     147,834
                                              ----------   ----------
     Fair values                              $  160,000   $  364,500
                                              ==========   ==========

The unrealized appreciation (depreciation) of marketable equity securities reported as accumulated other comprehensive income (loss) is as follows:

                                                     March 31,
                                                 2003         2002
                                              ----------   ----------
     Net unrealized gains (losses)            $  (40,000)  $  147,834
     Deferred income taxes                             -      (63,569)
                                              ----------   ----------
                                              $  (40,000)  $   84,265
                                              ==========   ==========

During 2003 and 2002, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

                                                 2003         2002
                                              ----------   ----------
     Sales Proceeds                           $   25,000   $   75,000
                                              ==========   ==========
     Gross Realized Gains                     $    8,333   $   41,666
                                              ==========   ==========

The method used to determine the cost of securities sold was actual cost per share.


6.  Property and Equipment:
The components of property and equipment are as follows:

                                                     March 31,
                                                 2003         2002
                                              ----------   ----------
     Delivery equipment                       $    9,394   $    9,750
     Furniture and office equipment                1,500        1,500
                                              ----------   ----------
                                                  10,894       11,250
     Less: Accumulated depreciation                2,988       11,089
                                              ----------   ----------
                                              $    7,906   $      161
                                              ==========   ==========

Depreciation expense for the years ended March 31, 2003 and 2002 was $1,648 and $214, respectively.

7.  Income Taxes:
The deferred income tax assets and liabilities at March 31, 2003 and 2002 relate to temporary differences between the financial statement carrying amounts and their tax basis. Assets and liabilities that give rise to significant portions of the net deferred tax assets and liabilities related to the following:

                                                     March 31,
                                                 2003         2002
                                              ----------   ----------
     Net operating loss carry forwards        $   94,143   $   58,811
     Inventory, principally due to inventory
       reserves not currently deductible           2,236            -
     Unrealized holding (gains) losses            17,200      (63,569)
                                              ----------   ----------
                                                 113,579       (4,758)
     Valuation allowance                        (113,579)     (58,811)
                                              ----------   ----------
     Net income tax asset (liability)         $        -   $  (63,569)
                                              ==========   ==========

A valuation allowance has been established equal to the full amount of the deferred tax asset as the Company is not assured at March 31, 2003 that is more likely than not that these benefits will be realized.

The deferred income tax liabilities at March 31, 2002 related to an unrealized holding gain from its investments in marketable equity securities held for sale.

The change in the valuation allowance for the year ended March
31, 2003 was an increase of $54,768 due to increases in federal and state net operating losses carry forwards, inventory reserves and unrealized holding losses.

A reconciliation between the Federal Income Tax Rate (34%) and the effective income tax rate based on continuing operations is as follows:

                                                Year Ended March 31,
                                                 2003         2002
                                              ----------   ----------
     Statutory Federal income tax benefit     $  (28,827)  $ (108,368)
     Non-deductible items                              -      106,723
     Valuation Allowance                          28,827        1,645
                                              ----------   ----------
     Net Income Tax Expense                   $        -   $        -
                                              ==========   ==========

Federal net operating loss carry forwards of $231,047 will expire through the year 2018 and State net operating loss carry forwards of $173,187 will expire through the year 2010. However, state net operating loss carry forwards are suspended for use until 2005.

8.  Stockholders' Equity:
On August 20, 2001 the Board of Directors approved the issuance of 1,130,000 stock options to its President and two consultants. The options were exercisable at $.12 per common share for a period of one year and granted for the consideration of $10 per individual. On December 4, 2001 all options were granted at which time additional paid-in-capital was charged for $308,520 ($ .27 per share) for the excess of market value over the option price. Officer salaries were charged for $136,530 and consulting fees for $171,990.

In January 2002, all 1,130,000 stock options were exercised for $135,600 ($.12 per share).

In January 2002, the Company exchanged 500,000 shares of its common stock valued at $.40 per share for 2,000,000 shares of a corporate stockholder's common stock valued at $.10 per share.


9.  Supplemental Cash Flow Information:
There was no interest or income taxes paid during the years ended March 31, 2003 and 2002.

Non cash investing and financing activities for the year ended
March 31, 2002 consisted of an exchange of 500,000 shares of common stock for marketable securities valued at $200,000 and the issuance of common stock and options for $135,630.


10.  Sales:
Wholesale sales consist of sales to beauty salons of merchandise for resale. Sales of merchandise to beauty salons for their own consumption, not for resale, are considered retail sales. All sales to the general public are also considered retail sales.

Net sales are summarized as follows:
                                             Year Ended March 31,
                                               2003         2002
                                            ----------   ----------
          Retail                            $  109,061   $  124,936
          Wholesale                             84,434       91,151
                                            ----------   ----------
                                            $  193,495   $  216,087
                                            ==========   ==========

11.  Commitments:
In April of 1999, the Company entered into a lease agreement with a non-related party for a term of three (3) years commencing May 1, 1999 for the rental of its executive offices, retail, wholesale and warehouse facilities in Totowa, New Jersey at a monthly rental of $1,200 per month for the first twelve (12) and $1,300 a month for each of the remaining twenty four (24) months.

In April 2002, the Company renewed its lease for a term of two
(2) years commencing May 1, 2002 at a monthly rental of $1,300 per month.

Total rent charged to operations for the years ended March 31, 2003 and 2002 was $15,555 and $15,204, respectively.

The Company's minimum future annual lease payments are as follows:

                      Year ended
                       March 31
                     ------------
                         2004              15,600
                         2005               1,300
                                       ----------
                                       $   16,900
                                       ==========


12.  Related Party Transaction:
On January 31, 2002 the Company exchanged 500,000 shares of its common stock valued at $200,000 ($0.40 cents per share) for 2,000,000 shares of a corporate stockholder's common stock valued at $200,000 ($0.10 per share). This corporate stockholder was one of the consultants who received options as
indicated in Note 8.   At the conclusion of the transaction,
the corporate stockholder owned 18% of the Company's issued and outstanding shares.

                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: July 7, 2003   Creative Beauty Supply, Inc.

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

/s/Carmine Catizone                                7/7/2003
-----------------------
Carmine Catizone
President and Director
(Principal Executive Officer)

/s/Daniel Generelli                                7/7/2003
------------------------
Daniel Generelli
Principal Financial Officer/Controller/Director

<


PAGE>33

               CERTIFICATION

I, Carmine Catizone, certify that:

1.   I have reviewed this annual report on Form 10KSB of Creative
Beauty, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 7, 2003

/s/Carmine Catizone
Carmine Catizone
Chief Executive Officer

               CERTIFICATIONS

I, Daniel Generelli, certify that:

1.   I have reviewed this annual report on Form 10KSB of Creative
Beauty, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 7, 2003

/s/Daniel Generelli
Daniel Generelli
Chief Financial Officer