Form 10QSB
period 2003-06-30
CREATIVE BEAUTY SUPPLY INC
filed 2003-08-14
CIK 1011662

U.S. Securities and Exchange Commission
              Washington, D.C. 20549

                   FORM 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 2003

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

                       CREATIVE BEAUTY SUPPLY, INC.
                              BALANCE SHEETS

                                  ASSETS
                                                JUNE 30,     MARCH 31,
                                                  2003         2003
                                               ----------   ----------
                                              (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                   $  320,384   $  332,755
   Marketable securities                          200,000      160,000
   Accounts receivable                              1,519        1,554
   Inventory                                       62,996       63,912
   Prepaid expenses                                 3,205        2,858
                                               ----------   ----------
   TOTAL CURRENT ASSETS                           588,104      561,079

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation                                     7,437        7,906
                                               ----------   ----------
TOTAL ASSETS                                   $  595,541   $  568,985
                                               ==========   ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                    $   37,900   $   18,468
   Payroll taxes withheld and accrued               1,249        1,202
   Accrued expenses                                 9,752       16,095
                                               ----------   ----------
   TOTAL CURRENT LIABILITIES                       48,901       35,765
                                               ----------   ----------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
    and outstanding -0- shares                          -            -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
    and outstanding 3,494,650 shares                3,495        3,495
   Additional paid-in-capital                   1,288,781    1,288,781
   Accumulated deficit                           (745,636)    (719,056)
   Accumulated other comprehensive income (loss)        -      (40,000)
                                               ----------   ----------
   TOTAL STOCKHOLDERS' EQUITY                     546,640      533,220
                                               ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  595,541   $  568,985
                                               ==========   ==========




The accompanying notes are an integral part of these financial statements.

                       CREATIVE BEAUTY SUPPLY, INC.
                         STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                              (UNAUDITED)

                                                   2003         2002
                                                ----------   ----------

NET SALES                                       $   49,512   $   53,729

COST OF GOODS SOLD                                  36,887       40,566
                                                ----------   ----------
GROSS PROFIT                                        12,625       13,163
                                                ----------   ----------
OPERATING EXPENSES:
   Salaries - officers                               8,070        8,170
   Payroll taxes                                       678          687
   Auto and delivery                                 2,277        2,669
   Employee welfare                                  2,644        2,214
   Insurance                                           953          829
   Office                                              365          851
   Professional fees                                20,029       27,635
   Rent                                              3,900        3,855
   Store supplies                                       67          271
   Taxes                                               559          240
   Telephone                                           646          965
   Utilities                                           385          477
   Miscellaneous                                       249          281
   Depreciation                                        470          132
                                                ----------   ----------
   TOTAL OPERATING EXPENSES                         41,292       49,276
                                                ----------   ----------
LOSS FROM OPERATIONS BEFORE OTHER INCOME           (28,667)     (36,113)
                                                ----------   ----------
OTHER INCOME:
   Gain on sale of securities                            -        8,333
   Interest income                                   2,087        4,127
                                                ----------   ----------
   TOTAL OTHER INCOME                                2,087       12,460
                                                ----------   ----------
NET LOSS                                           (26,580)     (23,653)
                                                ==========   ==========

LOSS PER COMMON SHARE, BASIC AND DILUTED        $    (0.01)  $    (0.01)
                                                ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                             3,494,650    3,494,650
                                                ==========   ==========

The accompanying notes are an integral part of these financial statements.

                       CREATIVE BEAUTY SUPPLY, INC.
                         STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                             (UNAUDITED)

                                                  2003         2002
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $  (26,580)  $  (23,653)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
    Depreciation                                      469          132
    Gain on sale of marketable securities               -       (8,333)
    Changes in operating assets and liabilities:
      Accounts receivable                              35         (454)
      Inventory                                       916       (2,032)
      Prepaid expenses                               (347)        (471)
      Accounts payable                             19,432       34,372
      Payroll taxes withheld and accrued               47           76
      Accrued expenses                             (6,343)         491
                                               ----------   ----------
      Net cash provided by (used in)
       operating activities                       (12,371)         128
                                               ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                 -       (9,394)
  Proceeds from sale of marketable securities           -       25,000
                                               ----------   ----------
      Net cash provided by investing activities         -       15,606
                                               ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      (12,371)      15,734

CASH AND CASH EQUIVALENTS - beginning of period   332,755      383,108
                                               ----------   ----------
CASH AND CASH EQUIVALENTS - end of period      $  320,384   $  398,842
                                               ==========   ==========





The accompanying notes are an integral part of these financial statements.

                       CREATIVE BEAUTY SUPPLY, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 31, 2003.


NOTE 2 - INVENTORY

The Company's policy is to compute inventory for interim reporting on the gross profit method using the gross profit for the prior fiscal year.


NOTE 3 - COMPREHENSIVE LOSS

Other comprehensive gain for the three months ended June 30, 2003 consisted of an unrealized holding gain arising during the period (net of an income taxes of -0- after applying net operating loss carry forwards) in the amount of $40,000.

Other comprehensive loss for the three months ended June 30, 2002 consisted of an unrealized holding loss arising during the period ( net of an income tax benefit of $59,269) in the amount of $78,564.


NOTE 4 - MARKETABLE SECURITIES

The cost and fair value of marketable equity securities that are available-for-sale are as follows:

                                        June 30, 2003   March 31, 2003
                                        -------------   --------------
  Cost                                  $     200,000   $      200,000
  Gross unrealized loss                             -          (40,000)
                                        -------------   --------------
                                        $     200,000   $      160,000
                                        =============   ==============

The unrealized loss of marketable equity securities that are available for sale are as follows:

                                        June 30, 2003   March 31, 2003
                                        -------------   --------------
  Net unrealized loss                   $           -   $      (40,000)
  Deferred income taxes                             -                -
                                        -------------   --------------
                                        $           -   $      (40,000)
                                        =============   ==============

These amounts are presented as accumulated other comprehensive income
(loss).

During the three months ended June 30, 2003 and 2002 sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

                                                  2003         2002
                                               ----------   ----------
  Sales proceeds                                        -   $   25,000
                                               ----------   ----------
  Gross realized gains                                  -   $    8,333
                                               ----------   ----------

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

Results of Operations.

The Company sells approximately 1,000 different products at varying
mark ups ranging from 20 to 40 percent.   The Company has two types of
customers, beauty salons and the general public.   The gross profit
margin on sales of merchandises to the general public ranges from 30 to
40 percent depending on the product sold.   The gross margin on sales
of merchandise to beauty salons is somewhat less ranging from 20 to 28
percent depending on the product sold and the discount given.   The
Company's product margin increased for June 30, 2003 over June 30, 2002
due to a change in sales mix.   Although sales decreased (wholesale
decreased by 2% and retail decreased by 13%) products sold were sold at higher margins resulting in a higher gross margin for the three months ended June 30, 2003.

Three Months Ended June 30, 2003 as compared to three months ended June
30, 2002

For the three months ended June 30, 2003, the Company had a net loss of $(26,580). The Company had net sales of $49,512 with a cost of goods sold of $36,887 resulting in gross profit of $12,625 for the three months ended June 30, 2003.

The Company had operating expenses of $41,292 for the three months
ended June 30, 2003.   These expenses primarily consisted of officer's
salaries of $8,070, auto and delivery of $2,277, employee welfare of $2,644, professional fees of $20,029, rent of $3,900, telephone of $646, utilities of $385, store supplies of $67, insurance of $953, office expenses of $365, payroll taxes and other taxes of $1,237, and
other miscellaneous expenses of $249.   Depreciation was $470 for the
three months ended June 30, 2003.

For the three months ended June 30, 2002, the Company had a net loss of $(23,653). The Company had net sales of $53,729 with a cost of goods sold of $40,566 resulting in gross profit of $13,163 for the three months ended June 30, 2002.

The Company had operating expenses of $49,276 for the three months
ended June 30, 2002.   These expenses primarily consisted of officer's
salaries of $8,170, auto and delivery of $2,669, employee welfare of $2,214, professional fees of $27,635, rent of $3,855, telephone of $965, utilities of $477, store supplies of $271, insurance of $829, office expenses of $851, payroll and other taxes of $927 and other miscellaneous expenses of $281.

Assets for the three months ended June 30, 2003 increased by approx. $26,556. This was a direct result from the increase in market value of securities held for sale.

Liabilities for the three months ended June 30, 2003 increased by approx. $13,136. This was a direct result of an increase in net accounts payable and accrued expenses.

Working capital at June 30, 2003 was approx. $539,203 and at March 31, 2003 it was $525,314, an increase of approx. $13,889. The increase was a direct result from the increase in current assets of $27,025 net of an increase of current liabilities of $13,136.

Cash decreased by $12,371, market value of securities held for sale increased by $40,000 and inventory decreased by $916. Accounts payable increased by $19,432 while accrued expenses decreased by $6,343.

Stockholders Equity decreased by the loss for the three months. There were no equity transactions during the period.

Sales for the three months ended June 30, 2003 were $49,512 as compared to $53,729 for the three months ended June 30, 2002, a 8% decrease. Gross profit for the three months ended June 30, 2003 was 12,625 as compared to $13,163 for the three months ended June 30, 2002, a 4% decrease.

Operating expenses for the three months ended June 30, 2003 were $41,292 as compared to $49,276 for the three months ended June 30, 2002, a decrease of 16%.

Sales for the two periods were as follows:

                                       2003              2002
                                    ----------        ----------
Wholesale                               22,995  46%       23,413  44%
Retail                                  26,517  54%       30,316  56%
                                    ----------        ----------
                                        49,512            53,729
                                    ==========        ==========

Sales are decreasing due to loss of customers causing a decrease in sales volume. Wholesale sales have decreased by approx. 2% and retail sales have decreased by approx. 13%.

Operating expenses decreased by approx. 16% as compared to 2002. All categories of expenses were consistent with 2002 with the exception of professional fees. Professional fees decreased by approx. $7,606 or 28%. The decrease was mostly due to lower audit fees.

The unrealized gain from marketable securities held for sale was due directly from the increase in market value over the three month period.

Liquidity.

Capital and Source of Liquidity.   For the three months ended June 30,
2003 and 2002, the Company did not pursue any financing activities.

For the three months ended June 30, 2003, the Company did not pursue any investing activities.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10-QSB has been made known to them in a timely fashion.

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

Dated:    August14, 2003



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

Date:  August 14, 2003

/s/Carmine Catizone
--------------------------
Carmine Catizone
Chief Executive Officer

                     CERTIFICATION

I, Daniel Generelli, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Creative Beauty Supply, Inc.

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

Date:  August 14, 2003

/s/ Daniel Generelli
--------------------------------
Danie Generelli, Chief Financial Officer