Form 10QSB
period 2003-09-30
CREATIVE BEAUTY SUPPLY INC
filed 2003-11-24
CIK 1011662

U.S. Securities and Exchange Commission
              Washington, D.C. 20549

                   FORM 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2003

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

                      CREATIVE BEAUTY SUPPLY, INC.
                            BALANCE SHEETS

                                ASSETS
                                            SEPTEMBER 30,   MARCH 31,
                                                 2003         2003
                                              ----------   ----------
                                             (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                  $  291,621   $  332,755
   Marketable securities                         120,000      160,000
   Accounts receivable                             1,238        1,554
   Inventory                                      60,182       63,912
   Prepaid expenses                                2,252        2,858
                                              ----------   ----------
   TOTAL CURRENT ASSETS                          475,293      561,079

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation                                    6,967        7,906
                                              ----------   ----------
TOTAL ASSETS                                  $  482,260   $  568,985
                                              ==========   ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                   $   18,320   $   18,468
   Payroll taxes withheld and accrued              2,062        1,202
   Accrued expenses                               16,754       16,095
                                              ----------   ----------
   TOTAL CURRENT LIABILITIES                      37,136       35,765
                                              ----------   ----------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001,
     authorized 10,000,000 shares, issued
     and outstanding -0- shares                        -            -
   Common stock, par value $.001,
     authorized 100,000,000 shares, issued
     and outstanding 3,494,650 shares              3,495        3,495
   Additional paid-in-capital                  1,288,781    1,288,781
   Accumulated deficit                          (767,152)    (719,056)
   Accumulated other comprehensive loss          (80,000)     (40,000)
                                              ----------   ----------
   TOTAL STOCKHOLDERS' EQUITY                    445,124      533,220
                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  482,260   $  568,985
                                              ==========   ==========

The accompanying notes are an integral part of these financial statements

                      CREATIVE BEAUTY SUPPLY, INC.
                        STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                              FOR THE SIX MONTHS ENDED  FOR THE THREE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                  2003         2002         2003         2002
                               ----------   ----------   ----------   ----------
NET SALES                      $   91,313   $  103,193   $   41,801    $  49,464

COST OF GOODS SOLD                 68,028       77,459       31,141       36,893
                               ----------   ----------   ----------   ----------
GROSS PROFIT                       23,285       25,734       10,660       12,571
                               ----------   ----------   ----------   ----------
OPERATING EXPENSES:
   Salaries - officers             13,520       16,190        5,450        8,020
   Payroll taxes                    1,209        1,361          531          674
   Auto and delivery                3,120        4,308          843        1,639
   Employee welfare                 5,641        4,655        2,997        2,441
   Insurance                        1,946        2,320          993        1,491
   Office                             933        1,277          568          426
   Professional fees               36,458       40,233       16,429       12,598
   Rent                             7,800        7,755        3,900        3,900
   Store supplies                     167          675          100          404
   Taxes                              559          240            -            -
   Telephone                        1,497        1,696          851          731
   Utilities                          859        1,096          474          619
   Miscellaneous                      487          558          238          277
   Depreciation                       939          824          469          692
                               ----------   ----------   ----------   ----------
   TOTAL OPERATING EXPENSES        75,135       83,188       33,843       33,912
                               ----------   ----------   ----------   ----------
LOSS FROM OPERATIONS BEFORE
   OTHER INCOME                   (51,850)     (57,454)     (23,183)     (21,341)
                               ----------   ----------   ----------   ----------
OTHER INCOME:
   Gain on sale of securities           -        8,333            -            -
   Gain on sale of assets               -          700            -          700
   Interest income                  3,754        8,172        1,667        4,045
                               ----------   ----------   ----------   ----------
   TOTAL OTHER INCOME               3,754       17,205        1,667        4,745
                               ----------   ----------   ----------   ----------
NET LOSS                       $  (48,096)  $  (40,249)  $  (21,516)  $  (16,596)
                               ==========   ==========   ==========   ==========
LOSS PER COMMON SHARE, BASIC
   AND DILUTED                 $    (0.01)  $    (0.01)  $    (0.01)         NIL
                               ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING     3,494,650    3,494,650    3,494,650    3,494,650
                               ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements

                      CREATIVE BEAUTY SUPPLY, INC.
                        STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                              (UNAUDITED)

                                                 2003         2002
                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                   $  (48,096)  $  (40,249)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
       Depreciation                                  939          824
       Gain on sale of marketable securities           -       (8,333)
       Gain on sale of assets                          -         (700)
       Changes in operating assets and liabilities:
         Accounts receivable                         316          538
         Inventory                                 3,730         (741)
         Prepaid expenses                            606         (166)
         Accounts payable                           (148)      27,205
         Payroll taxes withheld and accrued          860           48
         Accrued expenses                            659        1,061
                                              ----------   ----------
   Net cash used in operating activities         (41,134)     (20,513)
                                              ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment               -       (9,394)
   Proceeds from sale of marketable securities         -       25,000
   Proceeds from sale of assets                        -          700
                                              ----------   ----------
   Net cash provided by investing activities           -       16,306
                                              ----------   ----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                              (41,134)      (4,207)
                                              ----------   ----------
CASH AND CASH EQUIVALENTS-beginning of period    332,755      383,108
                                              ----------   ----------
CASH AND CASH EQUIVALENTS-end of period       $  291,621   $  378,901
                                              ==========   ==========





The accompanying notes are an integral part of these financial statements

                      CREATIVE BEAUTY SUPPLY, INC.
                     NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003
                             (Unaudited)


NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 31, 2003.


NOTE 2  INVENTORY

The Company's policy is to compute inventory for interim reporting on the gross profit method using the gross profit for the prior fiscal year.


NOTE 3  OTHER COMPREHENSIVE LOSS

Other comprehensive loss for the six months ended September 30, 2003 consisted of an unrealized holding loss on marketable equity securities arising during the period (net of income taxes of -0- after applying net operating loss carry forwards) in the amount of $40,000.

Other comprehensive loss for the six months ended September 30, 2002 consisted of an unrealized holding loss on marketable equity securities arising during the period (net of income tax benefit of $63,569) in the amount of $392,099.


NOTE 4  MARKETABLE SECURITIES

The cost and fair value of marketable equity securities that are available-for-sale are as follows:

                                            September 30,  March 31,
                                                 2003         2003
                                              ----------   ----------
  Cost                                        $  200,000   $  200,000
  Gross unrealized loss                          (80,000)     (40,000)
                                              ----------   ----------
                                              $  120,000   $  160,000
                                              ==========   ==========

The unrealized loss of marketable equity securities that are available for sale are as follows:

                                             September 30,  March 31,
                                                 2003         2003
                                              ----------   ----------
  Net unrealized loss                         $  (80,000)  $  (40,000)
  Deferred income taxes                                -            -
                                              ----------   ----------
                                              $  (80,000)  $  (40,000)
                                              ==========   ==========

These amounts are presented as accumulated other comprehensive loss.


During the six months ended September 30, 2003 and 2002 sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

                                                 2003         2002
                                              ----------   ----------
  Sales proceeds                                       -   $   25,000
                                              ==========   ==========
  Gross realized gains                                 -   $    8,333
                                              ==========   ==========

The method used to determine the costs of securities sold was the actual cost per share.

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

Hairstyles in the industry change drastically from season to season. The recent trend away from straight hair is expected to have a favorable impact on the sales of the Company's hair products such as perms, etc. although the extent of this impact is indeterminable.

Results of Operations.

The Company sells approximately 1,000 different products at varying
mark ups ranging from 20 to 40 percent.   The Company has two types of
customers, beauty salons and the general public.   The gross profit
margin on sales of merchandises to the general public generally ranges
from 30 to 40 percent depending on the product sold.   The gross margin
on sales of merchandise to beauty salons is somewhat less generally ranging from 20 to 28 percent depending on the product sold and the
discount given.   The Company's product margin increased for September
30, 2003 over September 30, 2002 due to a change in sales mix.
Although sales decreased (wholesale decreased by 9.8% and retail decreased by 12.8%) products sold were sold at higher margins resulting in a higher gross margin for the six months ended September 30, 2003.

Six Months Ended September 30, 2003 as compared to six months ended September 30, 2002:

For the six months ended September 30, 2003, the Company had a net loss of $(48,096). The Company had net sales of $91,313 with a cost of goods sold of $68,028 resulting in gross profit of $23,285 for the six months ended September 30, 2003.

The Company had operating expenses of $75,135 for the six months ended
September 30, 2003.   These expenses primarily consisted of officer's
salaries of $13,520, payroll taxes of $1,209, auto and delivery of $3,120, employee welfare of $5,641, insurance of $1,946, office expense of $933, professional fees of $36,458, rent of $7,800,Store supplies of $167, taxes of $559, telephone of $1,497, utilities of $859, miscellaneous of $487 and depreciation of $939.

For the six months ended September 30, 2002, the Company had a net loss of $(40,249). The Company had net sales of $103,193 with a cost of goods sold of $77,459 resulting in gross profit of $25,734 for the six months ended September 30, 2002.

The Company had operating expenses of $83,188 for the six months ended
September 30, 2002.   These expenses primarily consisted of officer's
salaries of $16,190, payroll taxes of $1,361, auto and delivery of $4,308, employee welfare of $4,655, insurance of $2,320, office of $1,277, professional fees of $40,233, rent of $7,755, store supplies of $675, taxes of $240, telephone of $1,696, utilities of $1,096, miscellaneous of $558 and depreciation of $824.

Assets for the six months ended September 30, 2003 decreased by approximately $86,725. This was a direct result from the decreases in cash and cash equivalents of $41,134 and the market value of securities held for sale of $40,000.

Liabilities for the six months ended September 30, 2003 increased by approximately $1,371. This was a direct result of an increase in net accounts payable and accrued expenses of $511 and payroll tax liabilities of $860.

Working capital at September 30, 2003 was approximately $438,157 and at March 31, 2003 it was $525,314, a decrease of approximately $87,157. The decrease was a direct result from the decrease in current assets of $85,786 net of an increase of current liabilities of $1,371.

Cash decreased by $41,134, market value of securities held for sale decreased by $40,000 and inventory decreased by $3,730. Accounts payable decreased by $148 while accrued expenses increased by $659.

Stockholders Equity decreased by the loss for the six months plus other comprehensive loss of $40,000. There were no equity transactions during the period.

Sales for the six months ended September 30, 2003 were $91,313 as compared to $103,193 for the six months ended September 30, 2002, a 11.5% decrease. Gross profit for the six months ended September 30, 2003 was $23,285 as compared to $25,734 for the six months ended September 30, 2002, a 9.5% decrease.

Operating expenses for the six months ended September 30, 2003 were $75,135 as compared to $83,188 for the six months ended September 30,
2002, a decrease of 9.7%.   This decrease was a direct result in
decreases in officers' salaries of $2,670, auto and delivery of $1,188 and professional fees of $3,775.

Sales for the two periods were as follows:

                                       2003              2002
                                    ----------        ----------
Wholesale                            $  40,979         $  45,441
Retail                                  50,334            57,752
                                    ----------        ----------
                                     $  91,313         $ 103,193
                                    ==========        ==========

Sales are decreasing due to loss of customers causing a decrease in sales volume. Wholesale sales have decreased by approximately 9.8% and retail sales have decreased by approximately 12.8%.

The unrealized loss from marketable securities held for sale was due directly from the decrease in market value over the six month period.

Three months ended September 30, 2003 as compared to three months ended September 30, 2002:

For the three months ended September 30, 2003, the Company had a net
loss of $(21,516).   The Company had net sales of $41,801 with cost of
goods sold of $31,141 resulting in gross profit of $10,660 for the three months ended September 30, 2003.

The Company had operating expenses of $33,843 for the three months
ended September 30, 2003.   Those expenses primarily consisted of
officer's salaries of $5,450, payroll taxes of $531, auto and delivery of $843, employee welfare of $2,997, insurance of $993, office of $568, professional fees of $16,429, rent of $3,900, store supplies of $100, telephone of $851, utilities of $474, miscellaneous of $238 and depreciation of $469.

For the three months ended September 30, 2002, the Company had a net loss of ($21,341). The Company had sales of $49,464 with cost of goods sold of $36,893 resulting in gross profit of $12,571 for the three months ended September 30, 2002.

The Company had operating expenses of $33,912 for the three months ended September 30, 2002. These expenses primarily consisted of officer's salaries of $8,020, payroll taxes of $674, auto and delivery of $1,639, employee welfare of $2,441, insurance of $1,491, office of $426, professional fees of $12,598, rent of $3,900, store supplies of $404, telephone of $731, utilities of $619, miscellaneous of $277 and depreciation of $692.

Plan of Operation.

During the next twelve months, the Company may obtain new product lines
by negotiating with various manufacturers.   The Company does not
intend to hire any additional employees.

The Company's liquidity will be decreased due to little or no increase in revenue and higher operating costs.

The Company is not delinquent on any of its obligations even though the
Company has had limited operating revenues.   The Company intends to
market its products utilizing cash made available from the sale of its
products.   The Company is of the opinion that revenues from the sales of its products and the proceeds from the sale of its securities will be sufficient to pay its expenses for the next twelve months.

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

Dated:    November 18, 2003



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

Date:  November 18, 2003

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

Date:  November 18, 2003

/s/Daniel Generelli
--------------------------------
Daniel Generelli, Chief Financial Officer