Form 10QSB
period 2003-12-31
CREATIVE BEAUTY SUPPLY INC
filed 2004-02-02
CIK 1011662

U.S. Securities and Exchange Commission
              Washington, D.C. 20549

                   FORM 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    December 31, 2003

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

                     CREATIVE BEAUTY SUPPLY, INC.
                         CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                             DECEMBER 31,   MARCH 31,
                                                  2003        2003
                                              ----------   ----------
                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                  $  256,668   $  332,755
   Marketable securities                         200,000      160,000
   Accounts receivable                             1,456        1,554
   Inventory                                      53,860       63,912
   Prepaid expenses                                1,300        2,858
                                              ----------   ----------
   TOTAL CURRENT ASSETS                          513,284      561,079
                                              ----------   ----------
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation                                    6,497        7,906
                                              ----------   ----------
TOTAL ASSETS                                  $  519,781   $  568,985
                                              ==========   ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                   $    3,720   $   18,468
   Payroll taxes withheld and accrued                925        1,202
   Accrued expenses                               31,845       16,095
                                              ----------   ----------
   TOTAL CURRENT LIABILITIES                      36,490       35,765
                                              ----------   ----------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001,
    authorized 10,000,000 shares, issued
     and outstanding -0- shares                        -            -
   Common stock, par value $.001,
    authorized 100,000,000 shares, issued
     and outstanding 3,494,650 shares              3,495        3,495
   Additional paid-in-capital                  1,288,781    1,288,781
   Accumulated deficit                          (808,985)    (719,056)
   Accumulated other comprehensive (loss)              -      (40,000)
                                              ----------   ----------
   TOTAL STOCKHOLDERS' EQUITY                    483,291      533,220
                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  519,781   $  568,985
                                              ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements

                     CREATIVE BEAUTY SUPPLY, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               UNAUDITED

                                   FOR THE NINE MONTHS ENDED FOR THE THREE MONTHS ENDED
                                          DECEMBER 31,              DECEMBER 31,
                                       2003         2002          2003        2002
                                    ----------   ----------   ----------   ----------
NET SALES                           $  132,162   $  149,529   $   40,849   $   46,336
COST OF GOODS SOLD - including
 inventory write down $13,741
 in December 2003                      112,202      112,894       44,174       35,435
                                    ----------   ----------   ----------   ----------
GROSS PROFIT(LOSS)                      19,960       36,635       (3,325)      10,901
                                    ----------   ----------   ----------   ----------
OPERATING EXPENSES:
   Salaries - officers                  23,890       24,220       10,370        8,030
   Payroll taxes                         2,008        2,056          799          695
   Auto and delivery                     4,354        6,523        1,234        2,215
   Employee welfare                      8,638        7,097        2,997        2,442
   Insurance                             2,898        3,680          952        1,360
   Office                                1,411        1,874          478          597
   Professional fees                    53,004       46,367       16,546        6,134
   Rent                                 11,700       11,655        3,900        3,900
   Store supplies                          320          888          153          213
   Taxes                                 1,109          500          550          260
   Telephone                             2,311        2,229          814          533
   Utilities                             1,256        1,378          397          282
   Miscellaneous                           688          872          201          314
   Depreciation                          1,409        1,236          470          412
                                    ----------   ----------   ----------   ----------
   TOTAL OPERATING EXPENSES            114,996      110,575       39,861       27,387
                                    ----------   ----------   ----------   ----------
LOSS FROM OPERATIONS BEFORE
   OTHER INCOME                        (95,036)     (73,940)     (43,186)     (16,486)
                                    ----------   ----------   ----------   ----------
OTHER INCOME:
   Gain on sale of securities                -        8,333            -            -
   Gain on sale of assets                    -          700            -            -
   Interest income                       5,107       11,557        1,353        3,385
                                    ----------   ----------   ----------   ----------
   TOTAL OTHER INCOME                    5,107       20,590        1,353        3,385
                                    ----------   ----------   ----------   ----------
NET LOSS                            $  (89,929)  $  (53,350)  $  (41,833)     (13,101)
                                    ==========   ==========   ==========   ==========
LOSS PER COMMON SHARE, BASIC
   AND DILUTED                      $    (0.03)  $    (0.02)  $    (0.01)         NIL
                                    ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          3,494,650    3,494,650    3,494,650    3,494,650
                                    ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     CREATIVE BEAUTY SUPPLY, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                              (UNAUDITED)

                                                 2003         2002
                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                   $  (89,929)  $  (53,350)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
     Depreciation                                  1,409        1,236
     Inventory obsolescence adjustment            13,741            -
     Gain on sale of marketable securities             -       (8,333)
     Gain on sale of assets                                      (700)
     Changes in operating assets and liabilities:
      Accounts receivable                             98           (1)
      Inventory                                   (3,689)       2,430
      Prepaid expenses                             1,558        2,494
      Accounts payable                           (14,748)       8,024
      Payroll taxes withheld and accrued            (277)          10
      Accrued expenses                            15,750          169
                                              ----------   ----------
     Net cash provided by (used in) operating
      activities                                 (76,087)     (48,021)
                                              ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment               -       (9,394)
   Proceeds from sale of marketable securities         -       25,000
   Proceeds from sale of assets                        -          700
                                              ----------   ----------
    Net cash provided by investing activities          -       16,306
                                              ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS        (76,087)     (31,715)

CASH AND CASH EQUIVALENTS - beginning of period  332,755      383,108
                                              ----------   ----------
CASH AND CASH EQUIVALENTS - end of period     $  256,668   $  351,393
                                              ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.

                      CREATIVE BEAUTY SUPPLY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2003


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 31, 2003.


Note 2 - PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include the accounts of Creative Beauty Supply, Inc. and its inactive subsidiary Creative Beauty Supply of New Jersey Corporation (from date of its inception, October 1,
2003), hereafter the "Company". All intercompany accounts and transactions have been eliminated in consolidation.


NOTE 3 - INVENTORY

The Company's policy is to compute inventory for interim reporting on the gross profit method using the gross profit for the prior fiscal year, however, for December 31, 2003 the Company took a physical inventory after removing all old and slow moving inventory (approximately $13,741) from its shelves. Cost of goods sold was charged for the inventory write down.

NOTE 4 - DEFERRED INCOME TAXES

The Company has a deferred tax asset at December 31, 2003 of $130,641 resulting from net operating loss carryforwards which expire through the year 2018. A valuation allowance has been recorded for the full amount of the deferred tax asset.

NOTE 5 - COMPREHENSIVE LOSS

Other comprehensive income for the nine months ended December 31, 2003 consisted of an unrealized holding gain arising during the period (net of an income taxes of -0- after applying net operating loss carry
forwards) in the amount of $40,000.   Accordingly, this unrealized gain
is a non-cash activity for purposes of the statement of cash flows.

Other comprehensive loss for the nine months ended December 31, 2002 consisted of an unrealized holding loss arising during the period ( net of an income tax benefit of $ -0-) in the amount of $60,000.

NOTE 6 - MARKETABLE SECURITIES

The cost and fair value of marketable equity securities that are available-for-sale are as follows:

                                    December 31,    March 31,
                                       2003           2003
                                    ----------     ----------
     Cost                           $  200,000     $  200,000
     Gross unrealized loss                   -        (40,000)
                                    ----------     ----------
                                    $  200,000     $  160,000
                                    ==========     ==========

Fair market value is determined by market quotations.


The unrealized loss of marketable equity securities that are available for sale are as follows:

                                    December 31,    March 31,
                                       2003           2003
                                    ----------     ----------

     Net unrealized loss            $        -     $  (40,000)
     Deferred income taxes                   -              -
                                    ----------     ----------
                                    $        -     $  (40,000)
                                    ==========     ==========

These amounts are presented as accumulated other comprehensive (loss).


During the nine months ended December 31, 2003 and 2002 sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

                                       2003           2002
                                    ----------     ----------
     Sales proceeds                 $        -     $   25,000
                                    ==========     ==========
     Gross realized gains                    -     $    8,333
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

Results of Operations.

The Company sells approximately 1,000 different products at varying
mark ups ranging from 20 to 40 percent.   The Company has two types of
customers, beauty salons and the general public.   The gross profit
margin on sales of merchandises to the general public generally ranges
from 30 to 40 percent depending on the product sold.   The gross margin
on sales of merchandise to beauty salons is somewhat less generally ranging from 20 to 28 percent depending on the product sold and the
discount given.   The Company's gross margin decreased for the nine
month period ended December 31, 2003 as compared to the same nine month
period ended December 31, 2002.   The decrease was due to a write down
of old and slow moving inventory of approximately $13,741 during the
month of December 2003.   The gross margin prior to the write down was
approximately 25.5% and after the write down 15.1% as compared to 24.5%
for the nine month period ended December 31, 2002.   The write down of
inventory had the same effect on gross margin for the three month
period ended December 31, 2003.   The gross margin prior to the write
down was approximately 25.5% and after the write down (8.1)% as compared to 23.5% for the three month period ended December 31, 2002.

Sales have been steadily decreasing.   Sales decreased by approximately
$17,367 or 11.6% for the nine month period ended December 31, 2003 as
compared to the same nine month period ended December 31, 2002.   The
decrease in sales is mostly due to loss of customers.   Sales decreased
by approximately $5,487 or 11.8% for the three month period ended December 31, 2003 as compared to the same three month period ended December 31, 2002.

Nine Months Ended December 31, 2003 as compared to nine months ended December 31, 2002:

For the nine months ended December 31, 2003, the Company had a net loss of $(89,929). The Company had net sales of $132,162 with a cost of goods sold of $112,202 resulting in gross profit of $19,960 for the nine months ended December 31, 2003.

The Company had operating expenses of $114,996 for the nine months
ended December 31, 2003.   These expenses primarily consisted of
officer's salaries of $23,890, payroll taxes of $2,008, auto and delivery of $4,354, employee welfare of $8,638, insurance of $2,898, office expense of $1,411, professional fees of $53,004, rent of $11,700,Store supplies of $320, taxes of $1,109, telephone of $2,311, utilities of $1,256, miscellaneous of $688 and depreciation of $1,409.

During the three month period ended December 31, 2003, the Company incorporated a wholly owned subsidiary, Creative Beauty Supply of New
Jersey Corporation.   This subsidiary was inactive at December 31,
2003.   The subsidiary had no sales.

For the nine months ended December 31, 2002, the Company had a net loss of $(53,350). The Company had net sales of $149,529 with a cost of goods sold of $112,894 resulting in gross profit of $36,635 for the nine months ended December 31, 2002.

The Company had operating expenses of $110,575 for the nine months
ended December 31, 2002.   These expenses primarily consisted of
officer's salaries of $24,220, payroll taxes of $2,056, auto and delivery of $6,523, employee welfare of $7,097, insurance of $3,680, office of $1,874, professional fees of $46,367, rent of $11,655, store supplies of $888, taxes of $500, telephone of $2,229, utilities of $1,378, miscellaneous of $872 and depreciation of $1,236.

Assets for the nine months ended December 31, 2003 decreased by approx. $49,204. This was a direct result from the decrease in cash used in operations net of an increase in market value of marketable securities held for sale.

Liabilities for the nine months ended December 31, 2003 increased by approx. $725.

Working capital at December 31, 2003 was approx. $476,794 and at March 31, 2003 it was $525,314, a decrease of approx. $48,520. The decrease was a direct result from the decrease in current assets of $47,795 plus the increase of current liabilities of $725. Cash decreased by $76,087, market value of securities held for sale increased by $40,000 and inventory decreased by $10,052. Accounts payable decreased by $14,748 while accrued expenses increased by $15,750.

Stockholders Equity decreased by the net loss net of the adjustment to current other comprehensive income for the nine months. There were no equity transactions during the period.

Sales for the nine months ended December 31, 2003 were $132,162 as compared to $149,529 for the nine months ended December 31, 2002, a 11.6% decrease.

Gross profit for the nine months ended December 31, 2003 was $19,960 as compared to $36,635 for the nine months ended December 31, 2002, a 45.5% decrease.

Cost of sales for 2003 included an approximate $13,741 inventory write down.

Operating expenses for the nine months ended December 31, 2003 were $114,996 as compared to $110,575 for the nine months ended December 31, 2002, an increase of 4%.

Sales for the two periods were as follows:

                                  2003               2002
                               ----------         ----------
     Wholesale                     57,122   43%       65,837   44%
     Retail                        75,040   57%       83,692   56%
                               ----------         ----------
                                  132,162            149,529
                               ==========         ==========

Sales are decreasing due to loss of customers causing a decrease in sales volume. Wholesale sales have decreased by approx. 13% and retail sales have decreased by approx. 10%.

Gross profit decreased due to lower sales volume and the inventory write down in December 2003.

Operating expenses decreased by approx. 4% as compared to 2002.
All categories of expenses were consistent with 2002 with the exception of the following:
  Auto and delivery - In 2002 the Company's delivery van required numerous repairs prior to its replacement with another used van.
    In 2003 repairs have been at a minimum.
  Professional fees - Annual audit fees and quarterly review fees have
    increased in 2003.   Professional fees increased by approximately
$6,637 or 19%

The unrealized gain from marketable securities held for sale was due directly from the increase in market value over the nine month period.

Three months ended December 31, 2003 as compared to three months ended December 31, 2002:

For the three months ended December 31, 2003, the Company had a net
loss of $(41,833).   The Company had net sales of $40,849 with cost of
goods sold of $44,174 resulting in gross profit of ($3,325) for the
three months ended December 31, 2003.   The negative gross profit was
directly due to the inventory write down in December 2003 of approximately $13,741.

The Company had operating expenses of $39,861 for the three months
ended December 31, 2003.   Those expenses primarily consisted of
officer's salaries of $10,370, payroll taxes of $799, auto and delivery of $1,234, employee welfare of $2,997, insurance of $952, office of $478, professional fees of $16,546, rent of $3,900, store supplies of $153, taxes of $550, telephone of $814, utilities of $397, miscellaneous of $201 and depreciation of $470.

For the three months ended December 31, 2002, the Company had a net loss of ($13,101). The Company had sales of $46,336 with cost of goods sold of $35,435 resulting in gross profit of $10,901 for the three months ended December 31, 2002.

The Company had operating expenses of $27,387 for the three months ended December 31, 2002. These expenses primarily consisted of officer's salaries of $8,030, payroll taxes of $695, auto and delivery of $2,215, employee welfare of $2,442, insurance of $1,360, office of $597, professional fees of $6,134, rent of $3,900, store supplies of $213, taxes of $260, telephone of $533, utilities of $282, miscellaneous of $314 and depreciation of $412.

Plan of Operation.

During the next twelve months, the Company may obtain new product lines
by negotiating with various manufacturers.   The Company does not
intend to hire any additional employees.

The Company's liquidity will be decreased due to little or no increase in revenue and higher operating costs.

The Company is not delinquent on any of its obligations even though the
Company has had limited operating revenues.   The Company intends to
market its products utilizing cash made available from the sale of its
products.   The Company is of the opinion that revenues from the sales of its products, the proceeds from the sale of its securities, and its existing cash balances will be sufficient to pay its expenses for the next twelve months.

The Company does not have nor does it intend to have pension and/or other post-retirement benefits in the future.

The Company does not have any or intends to have any derivative instruments or hedging activities.

Critical Accounting Policies

For the nine month period ended December 31, 2003, the Company's accounting policies have remained unchanged since the year ended March 31, 2003.

Off Balance Sheet Arrangements

During the nine month period ended December 31, 2003, the Company had no off balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10-QSB has been made known to them in a timely fashion.

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

Dated:    February 1, 2004



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

Date:  February 1, 2004

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

Date:  February 1, 2004

/s/Daniel Generelli
--------------------------------
Daniel Generelli, Chief Financial Officer