Form 10QSB
period 2004-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2004-05-17
CIK 1011662

U.S. Securities and Exchange Commission
              Washington, D.C. 20549

                   FORM 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 2004

 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE EXCHANGE ACT

For the transition period from:      to:


  Commission file number:     000-26361

    GLOBAL DIGITAL SOLUTIONS, INC.
 (formerly Creative Beauty Supply, Inc.)
 (Exact name of Small Business Issuer in its charter)

      NEW JERSEY                      22-3392051
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization                Identification No.)


         Global Digital Solutions, Inc.
            777 South Flagler Drive
            West Tower, Suite 800
           West Palm Beach, FL           33401
 (Address of principal executive offices)                (Zip Code)

Registrant's Telephone number, including area code: 561-515-6027

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 27,374,467

 Transitional Small Business Disclosure Format. YES:   NO: X

                       PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

            GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                  Assets
                                                         Successor   Predecessor
                                                          Company     Company
                                                         March 31,     June 30,
                                                           2004         2003
                                                        ----------   ----------
Current Assets
  Cash                                                  $  226,208   $        -
  Contract and accounts receivable, net allowance
   of $118,888 in 2004 and $110,000 in 2003              2,067,140    3,476,732
  Inventory                                                230,570      207,597
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                321,888    1,411,121
  Prepaid expenses and other current assets                128,911      122,252
                                                        ----------   ----------
     Total Current Assets                                2,974,717    5,217,702
Equipment And Leasehold Improvements                       221,012      365,137
Goodwill and Intangible Assets                           1,745,743      213,943
Other Assets                                               106,298       29,076
                                                        ----------   ----------
                                                        $5,047,770   $5,825,858
                                                        ==========   ==========

                  Liabilities And Stockholders' Equity
Current Liabilities
  Cash overdraft - per books                            $        -   $    4,117
  Line of credit                                                 -    1,547,211
  Borrowing under receivables factoring arrangement        891,574            -
  Current portion of notes payable                         300,000      150,000
  Current obligations under capital leases                  25,723       26,853
  Accounts payable                                       1,847,355    2,636,548
  Accrued expenses                                         763,210      551,362
  Billings in excess of costs and estimated earnings
   on uncompleted contracts                                764,615      161,158
  Due to Jetcom, Inc.                                       81,500      350,614
                                                        ----------   ----------
     Total Current Liabilities                           4,673,977    5,427,863
                                                        ----------   ----------
Notes Payable                                              116,879      266,879
                                                        ----------   ----------
Obligations Under Capital Leases                            17,912       32,806
                                                        ----------   ----------
Stockholders Equity
  Common stock: Authorized 1,000,000 shares; no par
   value; issued and outstanding 100 shares                      -      585,391
  Preferred stock: Authorized 10,000,000 shares: .001
   par value; issued and outstanding 0 shares                    -            -


  Common stock: Authorized 100,000,000 shares: .001 par
   value; issued and outstanding 27,374,467 shares           27,375           -

  Stock warrants                                           160,800            -
  Paid in capital                                        1,681,426      122,000
  Retained earnings (deficit)                           (1,630,599)    (609,081)
                                                        ----------   ----------
     Total Stockholders' Equity                            239,002       98,310
                                                        ----------   ----------
                                                        $5,047,770   $5,825,858
                                                        ==========   ==========

See the accompanying notes to condensed consolidated financial statements.

            GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                              Successor     Predecessor    Predecessor    Predecessor
                             Company For    Company For    Company For    Company For
                              The Three      The Three       The Six        The Nine
                             Months Ended   Months Ended   Months Ended   Months Ended
                               March 31,       March 31,   December 31,   March 31,
                                 2004            2003          2003           2003
                             ------------   ------------   ------------   ------------
Revenues                     $  1,520,391   $  3,719,278   $  5,989,760   $ 10,618,706

Cost of Sales                   2,081,099      3,140,332      5,467,861      8,592,425
                             ------------   ------------   ------------   ------------
Gross Profit (Loss)              (560,708)       578,946        521,899      2,026,281

General and
  Administrative Expenses       1,017,879       550,667      1,498,633      1,898,824

Interest Expense                   28,085         22,468        140,758         99,367
                             ------------   ------------   ------------   ------------
Income (Loss) From Operations  (1,606,672)        5,811      (1,117,492)        28,090

Credit for Income Taxes                --            --              --             --
                             ------------   ------------   ------------   ------------

Net income (Loss)            $ (1,606,672)  $     5,811   $ (1,117,492)  $     28,090
                             ============   ============   ============   ============

Income (loss) per common
  share - basic and diluted        (0.059)         0.001         (0.041)         0.001
                             ============    ===========    ===========    ===========

Weighted average number of
  common shares outstanding -
  basic and diluted            27,288,731     27,183,467      27,183,467     27,183,467
                             ============    ===========    ============    ===========



See the accompanying notes to condensed consolidated financial statements.

            GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARY
     PREDECESSOR COMPANY CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For The Six Months Ended December 31, 2003
                               (Unaudited)

                                                    Additional   Retained       Total
                               Common Stock          Paid-In     Earnings   Stockholders'
                            Shares       Amount      Capital     (Deficit)      Equity
                          ----------   ----------   ----------   ----------   ----------
Balance -
 June 30, 2003                   100   $  585,391   $  122,000   $ (609,081)  $   98,310

Capital Contribution
 From Jetcom, Inc.                 -            -      629,813            -      629,813

Net Loss                           -            -            -   (1,117,492)  (1,117,492)
                          ----------   ----------   ----------   ----------   ----------
Balance -
 December 31, 2003               100   $  585,391   $  751,813  $(1,726,573)  $ (389,369)
                          ==========   ==========   ==========   ==========   ==========





See the accompanying notes to condensed consolidated financial statements.




            GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARY
     SUCCESSOR COMPANY CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For The Three Months Ended March 31, 2004
                               (Unaudited)

                                                    Additional    Retained     Total
                        Common Stock        Stock     Paid-In     Earnings  Stockholders'
                     Shares       Amount   Warrants   Capital     (Deficit)    Equity
                  ----------   ---------- ---------- ----------  ----------   ----------
Balance -
 December 31,
 2003-Predecessor
 Company                 100     $  585,391  $     -  $  751,813 $(1,726,573)  $(389,369)

Adjustment to
 reflect purchase
 by Global Digital
 Solutions, Inc.
                  23,688,717       (585,154)        -     766,001  1,702,646   1,883,493

Issuance of
 common stock        191,000              2         -     190,748          -     190,750

Issuance of
 stock warrants            -              -   160,800           -          -     160,800

Net Loss                   -              -         -           - (1,606,672) (1,606,672)

Merger consideration
 -Creative Beauty
  Supply, Inc.(1)  3,494,650         27,136         -     (27,136)         -           -
                  ----------      ---------   -------   ---------  ---------   ---------
Balance -
 March 31, 2004   27,374,467      $  27,375  $160,800  $1,681,426 $(1,630,599) $ 239,002
                  ==========      =========  ========  ==========  ==========  =========

(1)Represents shares of Creative Beauty Supply, Inc. outstanding prior to the merger, and an adjustment to the par value of common stock from $0.00001 to $0.001.



See the accompanying notes to condensed consolidated financial statements.

            GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Unaudited)

                                               Successor     Predecessor    Predecessor
                                              Company For    Company For    Company For
                                               The Three       The Six        The Nine
                                              Months Ended   Months Ended   Months Ended
                                                March 31,    December 31,     March 31,
                                                  2004           2003           2003
                                              ------------   ------------   ------------
Cash Flows From Operating Activities
 Net Income (loss)                            $ (1,606,672)  $ (1,117,492)  $     28,090
 Adjustment to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                   223,861         59,580         99,955
   Issuance of stock warrants                      160,800              -              -
   Change in assets and liabilities:
    Contracts and accounts receivable              259,874      1,149,718       (712,586)
    Inventory                                      (10,149)       (12,824)      (413,874)
    Refundable income taxes                              -              -        440,482
    Costs and estimated earnings in excess
     on billings on uncompleted contracts          282,763        806,470       (722,106)
    Prepaid expenses and other current assets        8,288        (14,947)       101,379
    Deposits                                       (46,817)       (25,991)       (49,370)
    Accounts payable and accrued expenses         (176,114)      (462,294)     1,484,015
    Billing in excess of costs and estimated
     earnings on uncompleted contracts             346,356        257,101         22,933
                                              ------------   ------------   ------------
Net Cash Provided by (Used In) Operating
 Activities                                       (557,810)       639,321        278,918
                                              ------------   ------------   ------------
Cash Flows From Investing Activities
 Purchase of equipment and leasehold
  improvements                                     (20,528)        (5,116)       (50,702)
 Cash acquired in business acquisitions            136,343              -          1,000
                                              ------------   ------------   ------------
New Cash Provided by (Used In) Investing           115,815         (5,116)       (49,702)
 Activities                                   ------------   ------------   ------------

Cash Flows From Financing Activities
 Decrease in bank overdraft                              -         (4,117)      (225,538)
 Repayments on line of credit                            -     (1,547,211)      (105,268)
 Borrowings under receivables factoring
  arrangement                                      178,887        712,687              -
 Payments on long-term debt and capital lease
  obligations                                      (14,398)        (1,626)       (15,502)
 Repayments to Jetcom, Inc.                        (15,000)      (124,301)       (70,397)
 Issuance of common shares                         190,750              -              -
 Capital contribution by Jetcom, Inc.                    -        500,000        222,000
                                              ------------   ------------   ------------




Net Cash Provided by (Used In) Financing
 Activities                                        340,239       (464,568)      (194,705)
                                              ------------   ------------   ------------
Change in Cash                                    (101,756)       169,637         34,511
Cash - Beginning of Period                         327,964              -              -
                                              ------------   ------------   ------------
Cash - End of Period                          $    226,208   $    169,637  $      34,511
                                              ============   ============   ============

See the accompanying notes to condensed consolidated financial statements.

            GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  Organization And Summary Of Significant Accounting Policies

Basis Of Presentation
The accompanying unaudited condensed consolidated financial statements of Global Digital Solutions, Inc. and its subsidiary ("the Company" or "Global") as of March 31, 2004 and for the three months ended March 31, 2004, and the Company's predecessor, Pacific Comtel, Inc. and subsidiary for six months ended December 31, 2003, and the three and nine months ended March 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The June 30, 2003 financial information included herein has been extracted from Pacific Comtel, Inc.'s audited financial statements. In the opinion of Global Digital Solutions, Inc.'s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the condensed consolidated financial statements have been made.

The condensed consolidated statements of operations for the three months ended March 31, 2004 and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with Pacific Comtel, Inc.'s audited June 30, 2003 consolidated financial statements, which are presented in the Company's Form 8-K filed with the Securities and Exchange Commission on March 8, 2004.

Pacific Comtel, Inc. (formerly Intersect Solutions, Inc.) was organized in 1995 to purchase the assets of an existing installation contractor of communications systems, cable and wiring for commercial and industrial buildings. On November 1, 2002, Pacific Comtel, Inc. purchased 100 percent of the common stock of a business engaged in cable and wiring services, as well as computer network and telephone integration sales and service. This subsidiary is named Pacific Comtel Monterey, Inc.

On November 1, 2002, Jetcom, Inc. purchased 100 percent of the common stock of Pacific Comtel, Inc. Pacific Comtel, Inc. applied the "push down" accounting rules to this transaction, and, as such, a new basis of accounting was created on that date. Operations of Pacific Comtel, Inc. prior to November 1, 2002 have not been segregated in these condensed consolidated financial statements from those of Pacific Comtel, Inc. prior to its purchase by Jetcom, Inc. due to the fact that no substantive changes in operations have occurred due to this outside change in control. This business, through December 31, 2003, is presented in these condensed consolidated financial statements as that of the "Predecessor Company".

Effective January 8, 2004, Global Digital Solutions, Inc. purchased 100 percent of the common stock of Pacific Comtel, Inc. Global Digital Solutions, Inc. was the surviving entity in the merger. Global applied the "push down" accounting rules to this transaction, and, as such, a new basis of accounting was created on that date. Global Digital Solutions, Inc. was formed in October 2003 to acquire Pacific Comtel, Inc. Global had no substantive operations prior to its acquisition of Pacific Comtel, Inc. As such, no financial results for Global have been presented prior to January 8, 2004.

Operations of Global subsequent to December 31, 2003 are presented in these condensed consolidated financial statements as those of the "Successor Company".

See Note 2 for more information regarding these transactions.

Effective March 25, 2004, Creative Beauty Supply, Inc. ("CBS") purchased Global Digital Solutions, Inc. CBS issued 23,879,817 shares of its common stock in a 1 for 1 exchange with the shareholders of Global. Upon completion of this transaction, the shareholders of Global owned approximately 87 percent of the outstanding stock of CBS. Additionally, CBS issued 2,100,000 Series A warrants and 370,000 Series B warrants to the existing warrant holders of Global in exchange for their previously held warrants.

Given Global's ownership in CBS upon completion of the merger, and the fact that CBS was not considered a "business" for accounting purposes, the merger is treated as a recapitalization of Global, and not a business combination. Although CBS will be the legal acquiror, the historic financial statements presented will be those of Global (and its accounting predecessor, Pacific Comtel, Inc.).

Plan Of Operation

The Company has generated significant losses from operations, and has
experienced declining revenues and profit margins.   Additionally, the
Company has negative tangible net worth at March 31, 2004.   The
Company has been unable to bid on certain contracts because they have been unable to obtain the required bonding, which is unavailable due to the Company's poor financial position.

During the three months ended March 31, 2004 and after the completion of the merger with Pacific Comtel, Inc., the company re-engineered its revenue generation plan and geared it toward the government contract
marketplace.   The implementation of this plan was hindered primarily
by the Company's lack of a bonding facility resulting in its inability
to bid on government related contracts.   This caused a significant
drop in sales from $3.7 million in the three months ended March 31,
2003 to $1.5 million for the three months ended march 31, 2004.   The
company also embarked on an expense reduction plan during the period. While significant cuts were made, they did not keep pace with the reduction in revenue, resulting in a decline in the gross profit and an increase in general and administrative expenses for the three months
ended March 31, 2004.   The effectiveness of the expense and cost
reductions were offset by increases in accounting, consulting, interest and legal expenses primarily associated with the mergers effected
during the quarter.   Severance and labor cost reductions that were
implemented were delayed to some extent by the requirements of California labor laws.

The Company is currently working with an investment banking firm to
raise a significant amount of capital.   The raising of this capital
would allow for the Company to improve its material costs by better purchasing, reduce financing costs by obtaining more attractive borrowing rates and financially position the balance sheet in order to obtain a bonding line for the government contracting work.
Impediments to the raising of the capital are the poor financial condition of the Company, the lack of liquidity in its stock, the availability of investors to invest in the Company and the fact that Company's stock is not listed on a major stock exchange.

There can be no assurance, however, that the Company's cost reduction and equity financing plans will be successful, or if successful, will allow the Company to achieve profitability or continue as a going concern.

Principles Of Consolidation
The condensed consolidated financial statements include Global Digital Solutions, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Estimates And Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share
Basic earnings (loss) per share is computed on the basis of the
weighted average number of common shares outstanding.   Diluted
earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. Weighted average shares of the predecessor company have been retroactively restated to reflect the number of shares outstanding immediately following the purchase of Pacific Comtel, inc. by Global Digital Solutions, Inc. plus the Creative Beauty Supply, Inc. shares outstanding immediately prior to the merger with Global Digital
Solutions, Inc.   Dilutive shares of 1,304,313 were not included in the
computation of diluted loss per share for the three months ended March 31, 2004 because to do so would have anti-dilutive.

2.  Business Acquisitions

On November 1, 2002, Jetcom, Inc. purchased 100 percent of the common stock of Pacific Comtel, Inc. Jetcom, Inc. is a holding company formed for the purpose of acquiring information technology and telecommunications service companies. Jetcom, Inc. had no substantive operations prior to the purchase of Pacific Comtel, Inc. The purchase price amounted to $1,002,270. The purchase price is comprised of notes payable to selling shareholders totaling $416,879, Jetcom, Inc. Series A Preferred Stock with a value of $313,000 and direct acquisition costs of $272,391. The value of the preferred stock was determined based on that stock's stated liquidation preference.

Because the acquisition resulted in a 100 percent change in control of Pacific Comtel, Inc., the Company applied the "push down" accounting rules. This resulted in a new accounting basis for the assets and liabilities of Pacific Comtel, Inc.

The notes payable to the selling shareholders are to be funded from the operations of Pacific Comtel, Inc. Additionally, shares of Pacific Comtel, Inc. are pledged as collateral on the notes payable. As such, this liability had been reflected on the balance sheet of Pacific Comtel, Inc. as a push down accounting adjustment. Additionally, interest expense on these notes of $10,257 and $18,659 has been reflected in the financial statements of the Company for the six months ended December 31, 2003 and nine months ended March 31, 2003. In January 2004, these note agreements were amended, whereby Pacific Comtel, Inc. assumed these notes payable, and received an extension of the first payment date to June 30, 2004. See Note 3 regarding other terms of these notes payable.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

    Cash                                                   $  238,360
    Contract receivables                                    2,494,045
    Inventory                                                 207,831
    Net costs and estimated earnings in excess of
      billings on uncompleted contracts                       114,404
    Other current assets                                      500,000
    Equipment and leasehold improvements                      430,524
    Goodwill                                                  213,943
    Other assets                                               19,766
                                                           ----------
        Total assets acquired                               4,218,873

    Accounts payable and accrued expense assumed            1,498,676
    Line of credit and capital lease obligations            1,717,927
                                                           ----------
        Net assets acquired                                $1,002,270
                                                           ==========

Of the $213,943 allocated to goodwill, none is expected to be deductible for tax purposes.

On November 1, 2002, Pacific Comtel, Inc. purchased 100 percent of the common stock of ADS Monterey, and renamed it Pacific Comtel Monterey, Inc. Pacific Comtel Monterey, Inc. is engaged in the business of cable and wiring services, as well as computer network and telephone integration sales and service, and was purchased to expand the Company's capabilities and geographic presence. The purchase price amounted to $205,572, consisting of a cash payment of $175,000 and direct acquisition costs of $30,572. Jetcom, Inc. paid the entire purchase price and direct acquisition costs, on behalf of the Company. The results of operations of Pacific Comtel Monterey, Inc. are included in the consolidated financial statements from the date of acquisition.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

    Accounts receivable                                    $  177,369
    Inventory                                                  79,617
    Other current assets                                        1,865
                                                           ----------
        Total assets acquired                                 258,851

    Accounts payable and accrued expense assumed               53,279
                                                           ----------
        Net assets acquired                                $  205,572
                                                           ==========

Effective January 8, 2004, Global Digital Solutions, Inc. purchased 100 percent of the common stock of Pacific Comtel, Inc. Global is a holding company formed for the purpose of acquiring companies in the government contract marketplace. Global had no substantive operations prior to the purchase of Pacific Comtel, Inc. The purchase price amounted to $1,257,000. The purchase price is comprised of 6,961,000 shares common stock with a value of $1,200,000 and direct acquisition costs of $57,000. Additionally, Series B warrants to purchase 370,000 common shares at $1.00 per share were issued to Jetcom's existing Series B warrant holders, in exchange for their previously held warrants. The value of the common stock was determined based on an independent appraisal of the net assets of Pacific Comtel, Inc. Based on the Black-Scholes pricing model, no value was assigned to the warrants. In considering the benefits of the Pacific Comtel, Inc. acquisition, management of Global Digital Solutions, Inc. believes it is acquiring a company in a sector of the economy poised for growth fueled by the financial opportunities in the commercial and governmental marketplaces and an experienced management team capable of controlling its growth. In addition, the company is intended to be the core subsidiary in a segment critical to the overall business strategy of Global.

Because the acquisition resulted in a 100 percent change in control of Pacific Comtel, Inc., the Company applied the "push down" accounting rules. This resulted in a new accounting basis for the assets and liabilities of Pacific Comtel, Inc. Additionally, in conjunction with the purchase, Pacific Comtel, Inc. changed its name to Global Digital Solutions, Inc.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

    Cash                                                   $  169,637
    Contract receivables                                    2,327,014
    Inventory                                                 220,421
    Net costs and estimated earnings in excess of
      billings on uncompleted contracts                       186,392
    Other current assets                                      137,199
    Equipment and leasehold improvements                      211,846
    Goodwill                                                1,108,243
    Intangible assets                                         850,000
    Other assets                                               55,963
                                                           ----------
        Total assets acquired                               5,266,715

    Accounts payable and accrued expense assumed            2,822,116
    Notes payable, borrowings under receivables factoring
      arrangement and capital lease obligations             1,187,599
                                                           ----------
         Net assets acquired                               $1,257,000
                                                           ==========

Of the $850,000 of acquired intangible assets, $650,000 has been allocated to acquired contract backlog, and $200,000 has been allocated to customer master service contracts. These intangibles have a useful life of one year and will be amortized over that period. Of the $1,109,139 allocated to goodwill, none is expected to be deductible for tax purposes.

The change in carrying value of goodwill is as follows:

Balance - June 30, 2003                                     $  213,943
Adjustment to reflect purchase of Pacific Comtel, Inc.
  by Global Digital Solutions                                  894,300
                                                            ----------
Balance - March 31, 2004                                    $1,108,243
                                                            ==========

Amortizable intangible assets at March 31, 2004 consist of the following:
                                                           Weighted
                                                            Average
                                Accumulated               Amortization
                        Cost    Amortization    Net          Period
                      -------------------------------------------------
Acquired contract
   Backlog             $650,000  $(162,500)    $487,500       1 year
Customer master
  Service contracts     200,000    (50,000)     150,000       1 year
                       --------------------------------
                       $850,000  $(212,500)    $637,500
                       ================================

3.  Financing Agreements

The Company maintained a revolving credit arrangement with a bank, which provided for borrowings up to 80 percent of eligible contract receivables, not to exceed $2,000,000. The line of credit initially required interest payments at the bank prime rate. The balance was payable in full on January 31, 2003. The credit agreement contained standard terms and covenants. The Company had been in violation of certain of these covenants since June 30, 2002. The credit agreement was amended in September 2002 to raise the interest rate to the prime rate plus 3.5 percent, and amended again in November 2002 to raise the interest rate to the prime rate plus 4.5 percent. In August 2002, the bank capped the Company's line of credit balance at $1,597,211. In November 2002, the bank began charging interest at the default rate of the prime rate plus 9.5 percent. The balance outstanding at June 30, 2003 was $1,547,211.

On October 9, 2003, the Company entered into an accounts receivable factoring agreement with a finance company. Under this agreement, the Company will sell, with recourse, 80 percent of its eligible accounts receivable balances, up to $2,500,000. Interest is charged at an annual rate of 18 percent. The agreement is effective for one year, and is secured by a pledge of all of the Company's assets, and guarantees by Jetcom, Inc. and its principal stockholder. The Company used this source of financing to pay off its previous revolving credit agreement and to provide working capital needs. The balance outstanding at March 31, 2004 was $891,574. Unused availability at March 31, 2004 was approximately $500,000.

Notes Payable and the current portion totaling $416,879 is comprised of notes payable to the Sellers of Pacific Comtel, Inc. stock as discussed
in the first paragraph of Note 2.   The notes require payments of
$500,000 in the aggregate and have no stated interest rate.   These
obligations have been discounted using an interest rate of 8%.   The
notes initially had scheduled payments of $150,000 at December 31, 2003, $150,000 at December 31, 2004, and $200,000 at December 31, 2005.
The Company entered into a subsequent agreement with the note holders
dated January 12, 2004.   This agreement granted an extension to the
payment of the first installment due until June 30, 2004.   In
accordance with the original terms of the note, additional interest of 8% per annum is being charged on the face amount of $500,000 beginning January 1, 2004, since the required installment was not made.

4.  Related Party Transactions

The Company was previously a wholly owned subsidiary of Jetcom, Inc. Jetcom's president provides management services for the Company.
Jetcom charged the Company $8,750 for these services for the six months ended December 31, 2003. Additionally, Jetcom advanced funds to the Company from time to time. The balance due to Jetcom at March 31, 2004 and June 30, 2003 amounted to $81,500 and $350,614, respectively.
These advances are non-interest bearing, and are due on demand. Jetcom is not under any obligation to advance any further funds to the

Company. In January 2004, Jetcom contributed $129,813 of the amounts it was owed at December 31, 2003 to capital. Additionally, in August 2003, Jetcom contributed $500,000 to the Company as additional paid in capital.

The Company has entered into an agreement with a brokerage firm to
provide investment banking services.   A shareholder of the Company is
an officer of the brokerage firm.

5.  Subsequent Event

On April 19, 2004, the company entered into a loan agreement with the CEO/ President of the Company. The amount owed to the CEO/President from the company as of the issuance of these statements is $50,000. The funds were used for working capital. The promissory note is unsecured and payable upon demand. The note bears interest at a rate of 2 percent over Prime Rate as announced from time to time from Bank of America, N.A.

On April 21, 2004, the company entered into a loan agreement with Solutions, Inc. Solutions, Inc. is a private corporation primarily owned by Richard J. Sullivan, Chairman of the Board of the Company. The amount owed to Solutions, Inc. from the Company as of the issuance of these statements is $200,000. The funds were used for working capital. The promissory note is unsecured and payable upon demand. The note bears interest at a rate of 2 percent over Prime Rate as announced from time to time from Bank of America, N.A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to the merger with Pacific Comtel,Inc. on January 8,2004, Global Digital Solutons,Inc. had no significant operations and had no control over the operations of Pacific Comtel,Inc. Prior to the merger with Creative Beauty Supply, Inc. on March 19, 2004, Global Digital Solutions, Inc., a Delaware company was incorporated in October 2003. In conjunction with the merger in March 2004, the fiscal year end of the registrant was changed to June 30, to conform to Global's fiscal year end. Until the merger with Creative Beauty Supply,Inc., was completed, Global Digital Solutions Inc. had no control over the operations of Creative Beauty Supply, Inc.

Trends and Uncertainties.   Demand for Global Digital's products and
services will be dependent on, among other things, general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Global Digital's activities will be the receipt of revenues from government contracts and installation of broadband network cabling and equipment, Global Digital's business operations may be adversely affected by Global Digital's competitors, prolonged recessionary periods, as well as the flow of the government's budgetary process.

Capital and Source of Liquidity.   Global Digital requires additional
capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans.

Global Digital has generated significant losses from operations, and
has experienced declining revenues and profit margins.   Additionally,
Global Digital has negative tangible net worth at March 31, 2004. Global Digital has been unable to bid on certain contracts because they have been unable to obtain the required bonding, which is unavailable due to Global Digital's poor financial position.

During the three months ended March 31, 2004 and after the completion of the merger with Pacific Comtel, Inc., Global Digital re-engineered its revenue generation plan and geared it toward the government
contract marketplace.   The implementation of this plan was hindered
primarily by Global Digital's lack of a bonding facility resulting in
its inability to bid on government related contracts.   This caused a
significant drop in sales from $3.7 million in the three months ended March 31, 2003 to $1.5 million for the three months ended March 31,
2004.   Global Digital also embarked on an expense reduction plan
during the period.   While significant cuts were made, they did not
keep pace with the reduction in revenue, resulting in a decline in the gross profit and an increase in general and administrative expenses for
the three months ended March 31, 2004.   The effectiveness of the
expense and cost reductions were offset by increases in accounting, consulting, interest and legal expenses primarily associated with the
mergers effected during the quarter.   Severance and labor cost
reductions that were implemented were delayed to some extent by the requirements of California labor laws. Global Digital's president, Jerome C. Artigliere is currently not taking a salary in order to save on operating costs.

Global Digital is currently working with an investment banking firm to
raise a significant amount of capital.   The raising of this capital
would allow for Global Digital to improve its material costs by better purchasing, reduce financing costs by obtaining more attractive borrowing rates and financially position the balance sheet in order to obtain a bonding line for the government contracting work.
Impediments to the raising of the capital are the poor financial condition of Global Digital, the lack of liquidity in its stock, the availability of investors to invest in Global Digital and the fact that Global Digital's stock is not listed on a major stock exchange.

There can be no assurance, however, that Global Digital's cost reduction and equity financing plans will be successful, or if successful, will allow Global Digital to achieve profitability or continue as a going concern.

Subsequent to the end of the quarter, Global Digital has purchased the license for an SAP software operating system. The cost of the license was $80,000. It is also in negotiations on a contract with a software vendor to design, install, implement and provide consulting services for the system, the terms of which have not been finalized. This contract will cost Global Digital approximately $184,000 and be payable over a six to ten month period. The ongoing consulting portion will cost Global Digital approximately $6,000 - $8,000 a month once the system is up and running. The consulting services portion of the arrangement can be cancelled within 30 days by either party. This outlay was decided upon by management to improve the existing reporting processes of Global Digital as a result of it becoming a public entity, assist in the improving and monitoring of current operations and to monitor and control the expected internal and external growth.

For the three months ended March 31, 2004, Global Digital purchased equipment and leasehold improvements of $20,528 and acquired cash in
business acquisitions of $136,343.   As a result, Global Digital had net
cash provided by investing activities of $115,815 for the three months ended March 31, 2004.

For the nine months ended March 31, 2003, Global Digital purchased equipment and leasehold improvements of $50,702 and acquired cash in
business acquisitions of $1,000.   As a result, Global Digital had net
cash provided by investing activities of $49,702 for the nine months ended March 31, 2003.

For the six months ended December 31, 2003, Global Digital purchased equipment and leasehold improvements of $5,116 resulting in net cash used in investing activities of $5,116.

For the three months ended March 31, 2004, Global Digital borrowed $178,887 under its receivables factoring arrangement, made payments on long-term debt and capital lease obligations of $14,398 and made
repayments to Jetcom, Inc. of $15,000.   For the three months ended March
31, 2004, Global Digital issued common stock valued at $190,750.   As a
result, Global Digital had net cash provided by financing activities of $340,239 for the three months ended march 31, 2004.

For the nine months ended March 31, 2003, Global Digital had a decrease in bank overdraft of $225,538 and repaid borrowings on line of credit of $105,268. For the same period, Global Digital made payments on long-term debt and capital lease obligations of $15,502 and made repayments to
Jetcom, Inc. of $70,397.   Additionally, Global Digital received a capital
contribution of $222,000 from Jetcom, Inc.   As a result, Global Digital
had net cash used in financing activities of $194,705 for the nine months ended March 31, 2003.

For the six months ended December 31, 2003, Global Digital had a decrease in bank overdraft of $4,117, made payments on the line of credit of $1,547,211, had borrowings under receivables factoring arrangement of $712,687 and made payments on long-term debt and capital lease obligations
of $1,626.   Additionally, Global Digital paid back advances from Jetcom,
Inc. of $124,301 and received capital contributions by Jetcom, Inc. of
$500,000.   As a result, Global Digital had net cash used in financing activities of $464,568 for the six months ended December 31, 2003

On a long-term basis, liquidity is dependent on establishment of operations and receipt of revenues, additional infusions of capital and
debt financing.   Although Global Digital has raised $518,817 in a recent
private placement, Global Digital believes that additional capital and debt financing in the short term will be need to allow Global Digital to pursue its business plan and acquisitions. However, there can be no assurance that Global Digital will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.   For the three months ended March 31, 2004, Global
Digital had revenues of $1,520,391 and cost of sales of $2,081,099.   Net
loss for the three months ended March 31, 2004 was $1,606,672.   General
and administrative expenses were $1,017,879 for the three months ended March 31, 2004.

For the three months ended March 31, 2003, Global Digital had revenues of
$3,719,278 and cost of sales of $3,140,332.   Net loss for the three
months ended March 31, 2003 was $5,811.   General and administrative
expenses were $550,667 for the three months ended March 31, 2003.

Gross Margin decreased from 15.6% for the three months ended March 31,
2003 to a negative 36.9% for the three months ended March 31, 2004.   The
main factors effecting the negative change in gross margin from 2003 to 2004 were the revenue dropped at a rate which the Company could not keep pace on its reduction in expenses. Revenues are historically slow during the quarter ended March 31, 2004 but the Company's transition to the government contract marketplace and its inability to obtain a bonding facility to support revenues in that area significantly contributed to the revenue reduction. There were also increases in material costs as a percentage of sales due to commodity price increases which could not be passed on because of contract commitments and material purchases were done at prices which did not take advantage of any discounts because of the Company's working capital position.

General and administrative expenses increased from $550,667 for the three months ended March 31, 2003 to $1,017,879 for the three months ended March 31, 2004. The areas of the major expense increases between the quarters are as follows:
   - Consulting services increased from $587 to $168,800. This increase was to due to warrants issued in connection with an investment banking contract.
   - Depreciation and amortization expense increased from $29,790 to $223,861. In this quarter $212,500 of this expense was the amortization of intangible assets associated with the Pacific Comtel, Inc. merger.
   - Accounting and auditing expense increased from $1,500 to $95,823 with the majority of the expense going towards the mergers with Pacific Comtel, Inc. and Creative Beauty Supply, Inc.
   - Legal expense increased from $832 to $37,185 primarily as a result of the mergers with Pacific Comtel, Inc. and Creative Beauty Supply, Inc.

For the six months ended December 31, 2003, Global Digital had revenues of
$5,989,760 and cost of sales of $5,467,861.   Net loss for the six months
ended December 31, 2003 was $1,117,492.   General and administrative
expenses were $1,498,633 for the six months ended December 31, 2003.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls.

                    PART II
               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are subject to general commercial litigation and other litigation claims as part of our operations, and we could incur litigation expenses in defending these claims and could be subject to damages or other remedies. Litigation in general can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. Where Global Digital believes it has defenses to the cases set forth below we will vigorously defend those matters. None of the litigation directly arises out of the business operations of Global Digital, rather, Global Digital assumed these liabilities through merger.

Super 8 Motel Ridgecrest v. Pacific Comtel, Inc., Superior Court of California, County of Kern, Civil Case No. R-1502-CI-08127-Suit for breach of contract was filed on July 22, 2003, seeking damages in the amount of $15,828.60. Plaintiff Super 8 Motels-Ridgecrest is a hotel operator that alleged defendant, Pacific Comtel, Inc., failed to pay lodging charges incurred by Pacific Comtel's personnel. Default judgment was entered on November 24, 2003, in the amount of $15,828.60.

Tomarco Contractor Specialties, Inc. v. Pacific Comtel, Inc., San Diego County Small Claims Case No. SN02399-Suit for breach of contract was filed on August 1, 2003, seeking relief in the amount $5,000, attorney's fees, and costs. Plaintiff Tomarco Contractors Specialties, Inc. is a construction supplier that alleged defendant, Pacific Comtel, Inc. failed to pay for goods/services provided. Default judgment was entered on September 9, 2003, in the amount of $5,052.

Channel Island Inn, LP v. Pacific Comtel, Inc., Superior Court of California, County of Ventura, Civil Case No. CIV223527-Breach of contract action was filed on or about November 6, 2003, seeking damages in the amount of $34,048.63. Plaintiff Channel Island Inn, LP is a hotel operator that alleged defendant, Pacific Comtel, Inc., failed to pay lodging charges incurred by Pacific Comtel's personnel. Default judgment was entered on April 19, 2004 in the amount of $34,048.63.

Creditors Adjustment Bureau v. Pacific Comtel, Inc., Superior Court of California, County of San Diego Superior Court Case No. IN033788-Suit for breach of contract was filed on November 5, 2003 seeking damages in the amount of 7840.03, attorney's fees, and costs. Plaintiff is a collection agency suing to collect an unpaid debt. Defendants are Pacific Comtel, Inc., and Daniel E. Peters (a Pacific Comtel employee who was named personally). Default judgment was granted on February 2, 2004. Entry of Default Judgment was filed on March 19, 2004 in the amount $10,086.00.

Gray Cary Ware & Friedienrich, LLP v. Delgado et al., Superior Court of California, County of Sacramento, Case No. 03AS06069-Suit for breach of contract seeking damages in the amount of $70,900, attorney's fees, and costs. Gray Cary Ware & Friedienrich, LLP, is a law firm. Defendants

JetCom, Inc. and William J. Delgado were acquired by Pacific Comtel, Inc., by merger. This is a dispute arising out of Gray Cary's legal services rendered. The parties are currently waiting appointment of an arbitrator.

Davis v. Pacific Comtel, Inc., Workers Compensation Case No. 39019259-This claim has been tendered to our Workman's Compensation carrier for litigation. The amount in controversy is undetermined.

Moore v. Pacific Comtel, Inc., Workers Compensation Case No. 39016318-This claim has been tendered to our Workman's Compensation carrier for litigation. The amount in controversy is undetermined.

Accu-Tech Corporation v. Pacific Comtel, Inc., Superior Court of California, County of San Diego, North County Division, Civil Case No. IN035755-Complaint was filed on March 5, 2004, seeking damages in the amount of $14,776.55, attorney's fees, and costs. Plaintiff Accu-Tech Corporation is a supplier seeking damages for an Open Book Account and Account Stated. Defendant is Pacific Comtel, Inc.

Walters Wholesale Electric v. Pacific Comtel, Inc., Superior Court of California County of Los Angeles, South District, Civil Case No. 04C02028-The complaint was filed April 12, 2004, seeking damages in the amount of $22,749.57, attorney's fees, and costs. Plaintiff Walters Wholesale Electric is seeking relief for Common Counts arising out of services, products, and goods sold to defendant Pacific Comtel, Inc.

ITEM 2.  CHANGES IN SECURITIES.

Effective March 25, 2004, Creative Beauty Supply, Inc. purchased Global Digital Solutions, Inc. CBS issued 23,879,817 shares of its common stock in a 1 for 1 exchange with the shareholders of Global Digital. Upon completion of this transaction, the shareholders of Global Digital owned approximately 87 percent of the outstanding stock of CBS. Additionally, CBS issued 2,100,000 Series A warrants and 370,000 Series B warrants to the existing warrant holders of Global in exchange for their previously held warrants.

These securities were issued to sophisticated investors pursuant to an exemption from registration under Rule 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS.

    On March 5, 2004, at an annual meeting of the shareholders, the following matters were submitted to a vote.

1.    Proposed Acquisition of Global Digital Solutions, Inc.
           For 3,385,133     Against   0     Withheld  0
2.    Approval of the name change of the Company to Global Digital
Solutions, Inc.
           For 3,385,133     Against   0     Withheld  0
3.    Election of Directors
       The following individuals were elected to the Board of
Directors:
   Richard J. Sullivan    For  3,385,133   Against   0   Withheld   0
   Jerome C. Artigliere   For  3,385,133   Against   0   Withheld   0
   Garrett A. Sullivan    For  3,385,133   Against   0   Withheld   0
   Arthur F. Noterman     For  3,385,133   Against   0   Withheld   0

4. Approval of Rubin, Brown, Gornstein & Co. LLP as Independent Certified Accountants for fiscal year ending June 30, 2004.
            For   3,385,133   Against   0   Withheld   0

ITEM 5.  OTHER INFORMATION.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibit 2   Agreement and Plan of
        Reorganization incorporated by reference to
        Form 8-K filed on March 25, 2004
      Exhibit 31   302 Certification
      Exhibit 32   906 Certification
(b)	Form 8-K filed on March 8, 2004, Items
              1,2,5 and 7 reported
            Form 8-K filed on March 25, 2004, Item
              4 reported

              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Global Digital Solutions, Inc.
                (Registrant)

Dated:    May 17, 2004



By:  /s/ Jerome C. Artigliere
     ----------------------------
     Jerome C. Artigliere, President