Form 10KSB
period 2004-06-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2004-11-24
CIK 1011662

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2004
                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                         Global Digital Solutions, Inc.
                           10370 Old Placerville Road
                                    Suite 107
                          Sacramento, California 95827
               (Address of principal executive offices) (Zip Code)

         Registrant's Telephone number, including area code: 916-669-3982

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Check whether the Corporation (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Corporation's revenues for its most recent fiscal year were $8,744,918. As of November 19, 2004, the market value of the Corporation's voting $.00l par value common stock held by non-affiliates of the Corporation was $$ 7,143,500.

The number of shares outstanding of Corporation's only class of common stock, as of November 19, 2004 was 27,374,467 shares of its $.001 par value common stock.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                         GLOBAL DIGITAL SOLUTIONS, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.  Description of Business..............................................4

ITEM 2.  Description of Property..............................................13

ITEM 3.  Legal Proceedings....................................................13

ITEM 4.  Submission of Matters to a Vote of Security Holders..................14

                                     PART II

ITEM 5.  Market Price For Common Equity and Other Related
         Shareholder Matters..................................................15

ITEM 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................15

ITEM 7.  Financial Statements.................................................23

ITEM 8.  Changes in and Disagreements With Accountants On Accounting and
         Financial Disclosure.................................................24

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................25

ITEM 10. Executive Compensation...............................................27

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.......27

ITEM 12. Certain Relationships and Related Transactions.......................28

ITEM 13. Exhibits and Reports on Form 8-K.....................................29

ITEM 14. Controls and Procedures..............................................29

Signatures....................................................................30

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Global Digital Solutions, Inc.("Company") wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's

PART I

ITEM 1.    BUSINESS

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.globaldigitalsolutions.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OVERVIEW
--------

Global Digital Solutions, Inc., formerly Creative Beauty Supply, Inc. (the "Company" or "Global") is a holding company designed to target the United States government contract marketplace for audio and video services. The U.S. government and commercial marketplaces have budgeted over the long term to upgrade existing telephony, computer, and outsourcing systems across the spectrum of communications, security, and services marketplace segments. The three identified segments that will be pursued to expand Global through controlled internal growth and niche as well as strategic acquisitions are:

   -   Communications
   -   Security
   -   Services

Global's intends to generate approximately 70% of its revenues from government contracts and 30% from the private sector services.

COMMUNICATIONS: Global's communications segment will be engaged in structured cabling design, engineering installation and maintenance of telephony and computer network cabling systems. Industry estimates suggest only 10% of all office buildings are adequately wired for modern, high-speed data interchanges. New construction and the retrofitting of existing buildings provide significant growth opportunities.

SECURITY: According to Jane's Civil Aerospace website, www.janes.com, the security market segment is projected to have annual growth projected in the 5% to 8% range in the coming years. Global will concentrate our efforts with contractors that supply the service applications, infrastructure and outsourcing of security services in this segment.

SERVICES: The services segment will concentrate on all aspects of the government marketplace. Contractors that provide service maintenance and installation, as well as outsourcing firms, will be the selected revenue generators in this segment.

Based on the published government budget for fiscal 2004, providing an economic underpinning to the growth and opportunities in these segments is the overall government budget of $2.4 trillion including a Department of Defense budget of $402 billion; Homeland Security of $30 billion; and Transportation of $13.3 billion for fiscal 2005. Based on in-house research, commercially, the telecommunications segment is projected to spend at a 9.25% annual rate to $1 trillion from 2004 to 2007; wireless services will reach $99 billion; internet provider market - $15.2 billion and general security services - $99 billion.

The Company's executive offices are at 10370 Old Placerville Road Suite 107 Sacramento, California 95827 and its telephone number is 916-669-3982

HISTORY

MERGER ACQUISITION OF GLOBAL DIGITAL SOLUTIONS, INC., A DELAWARE CORPORATION

On March 25, 2004, Global ,formerly Creative Beauty Supply, Inc., ("Creative") completed a merged with Global Digital Solutions, Inc., a Delaware corporation ("Global Digital Delaware"). Prior to the merger, Creative operated as a cosmetic and beauty supply distributor at both the retail and wholesale levels. Creative's various beauty and cosmetic products were purchased by it from a number of unaffiliated suppliers and manufacturers and thereafter sold on its premises to retail walk-in customers or directly to beauty salons.

Prior to the merger, Creative created a wholly owned subsidiary, Creative Beauty Supply of New Jersey Corporation and transferred all of its current assets and liabilities, contingent or otherwise to this subsidiary. On October 15, 2003, the board of directors of Creative Beauty Supply, Inc. authorized the spinning off of the common shares of Creative Beauty Supply of New Jersey Corporation to its shareholders of record on October 15, 2003.

Pursuant to the merger, the name of the surviving corporation was changed to Global Digital Solutions, Inc., all of the outstanding common shares of Global Digital Delaware were retired and an equal number of common shares of Creative were issued. On the effective date of the merger, the current officers and directors of Creative resigned and the current directors of Global Digital Delaware were appointed in the same positions held in Global Digital Delaware prior to the merger.

ACQUISITION OF PACIFIC COMTEL, INC.

Global acquired Pacific ComTel, Inc. on January 8, 2004. Pacific Comtel provides structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. Pacific ComTel's primary emphasis is the design, engineering, installation and maintenance of telephony and computer network cabling systems. This includes indoor and outside plant using fiber optic and copper cabling. Pacific ComTel also designs, implements and maintains high-speed networks in conjunction with its technology partners to provide customers with scaleable, cost effective and reliable systems.

Pacific Comtel was acquired by Global for the issuance of 6,811,000 restricted common shares. Additionally, shareholders of Pacific Comtel were issued 370,000 Series B Warrants at the exercise of $1.00 per common share in Global in exchange for their Series B Warrants in Pacific Comtel.

INTELLECTUAL PROPERTY

During the past two years the Company has done a minimal amount of basic research and development amounting to less than $50,000 in each fiscal year. The Company plans to spend approximately the same amount on research and development over the next fiscal year.

EMPLOYEES

As of June 30, 2004 the Company had 75 full time employees. The Company also makes use of professionals on an as-needed basis. The Company's employees are not represented by a labor union and the Company believes its employee relations are good.

CURRENT DEVELOPMENTS

AGREEMENT WITH DOMINICK & DOMINICK LLC.

On March 24, 2004, Global entered into an agreement with Dominick & Dominick LLC. Pursuant to the agreement, Dominick & Dominick LLC will act as a financial adviser for Global on an on-going, non-exclusive basis. In addition to reimbursement for all reasonable out of pocket expenses, Dominick & Dominick received a $2,500 sign-on fee and a monthly retainer fee of $2,500 beginning of March 25, 2004. Additionally, Dominick & Dominick received five-year warrants to purchase 100,000 Global common shares with an exercise price of $2.00 per common share. The common shares issued upon exercise of the warrants shall have "piggy-back" registration rights at any time Global files a registration statement. Also, should a funding transaction, brought to Global by Dominick & Dominick, close, Dominick and Dominick will receive five-year warrants to purchase 250,000 Global common shares at $2.00 per common share.

REVOLVING FIXED PRICE CONVERTIBLE NOTE. On June 25, 2004, Global accepted a proposal letter with Laurus Master Fund that provides for a $3,000,000 revolving fixed price convertible note with an interest rate of WSJ Prime plus 3.0%. The note has a term of three years from closing. The note shall be collateralized with a first lien on all assets of Global, which shall include, but not be limited to accounts receivable, inventory, equipment and general intangibles as well as a pledge of any subsidiary stock.

Availability of the funds will be based on accounts receivable at an advance rate equal to 85% of eligible accounts receivable. The determination by Laurus Master Fund of whether an account is an eligible U.S. account receivable shall include, without limitation, a review of cross-agings, customer credit worthiness, concentrations, contra accounts and dilution. The fixed conversion price to convert the debt to equity will be equal to the average closing price for the ten days prior to closing of the transaction, provided that the fixed conversion price does not exceed 105% of the closing price on the date of closing.

The closing and renewal fee shall be 3.75% of the investment amount payable at closing, then 1.00% of the outstanding amount on each anniversary of closing. The unused line fee shall be 0.25% per annum on the difference between the average monthly loan balance and the investment amount, payable monthly.

Upon closing, Laurus will be issued seven-year warrants to purchase shares of Global's common stock at an exercise price equal to 115% of the average closing price for the ten days prior to closing. The amount of warrants shall equal 30% coverage of the investment amount at the time of closing.

Global will file a registration statement for Global's common stock underlying the note and all the underlying warrants within 30 days of funding and will make its best efforts to have the registration declared effective within ninety days of funding.

On September 27, 2004, Laurus Funds and Global Digital entered into a standstill/forbearance agreement for a period of sixty days.

CURRENT ACTIVITIES. Global Digital is significantly reducing its work force at its operation in California to minimal crews. This action is necessary because, until recently, Global Digital has been unsuccessful in raising sufficient equity capital required to execute its strategic business plan. The lack of capital combined with ongoing litigation on a large bonded contract, has caused Global Digital to be in a tight working capital position unable to meet its financial obligations. Additionally, on September 13, 2004, Global Digital received notice from Laurus Capital Management, LLC that Global Digital is in default for non-payment of interest due under its borrowing agreement.

BRIDGE FINANCING. Global Digital has recently received commitments for bridge financing of $404,000. Upon receipt of this financing and long-term equity financing for Global Digital of at least $2,000,000 USD, Messrs. Sullivan and Artigliere have agreed to return approximately 14,100,000 common shares back to Global Digital. Global Digital is currently in negotiations for the long-term equity financing.

                                  RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS

AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "PLAN," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD REVIEW CAREFULLY VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET BELOW AND IN THE COMPANY'S OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

OUR ABILITY TO CONTINUE OPERATIONS IS DEPENDENT ON A NUMBER OF FACTORS.

We are a company engaged in a highly competitive industry. We have experienced annual operating losses and negative operating cash flow. As of June 30, 2004, our current liabilities exceeded our assets by $3,974,069. We will need to raise additional capital to continue as a going concern.

Our ability to become profitable will depend on a variety of factors, including the following:

         o        price, volume and timing of product sales;
         o variations in gross margins on our products, which may be affected by the sales mix and competitive pricing pressures;
         o changes in our levels of research and development, including the timing of any demonstration projects for regulatory approval; and
         o        acquisitions of products, technology or companies; and
         o        our ability to obtain performance bonding when required.

Our long-term success also will be affected by expenses, difficulties and/or delays encountered in developing and selling our products and services and competition.

WE WILL NEED ADDITIONAL FINANCING TO FULLY IMPLEMENT OUR BUSINESS PLAN, AND WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN OBTAINING SUCH FINANCING OR IN CONTINUING OUR OPERATIONS.

We have focused our efforts on developing our business in the Communications sector. We will need to raise additional capital to implement fully our business plan and continue to establish adequate marketing, sales, and customer support operations. There can be no assurance that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to our stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

IF WE ARE UNABLE TO MANAGE FUTURE GROWTH, OUR BUSINESS MAY BE NEGATIVELY
AFFECTED.

We are continuing to pursue a strategy of rapid growth, and plan to expand significantly our manufacturing capability and devote substantial resources to our marketing, sales, administrative, operational, financial and other systems and resources. Such expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to:

         o manage our business and our subsidiaries as a cohesive enterprise;
         o manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures;
         o add internal capacity, facilities and third-party sourcing arrangements as and when needed;
         o        maintain service quality controls; and
         o attract, train, retain, motivate and manage effectively our employees.

There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may incur substantial expenses identifying, investigating and developing appropriate products and services based on technology in the global communications markets. There can be no assurance that any expenditures incurred in identifying, investigating and developing such products and services will ever be recouped.

WE MAY FACE STRONG COMPETITION FROM LARGER, ESTABLISHED COMPANIES.

We likely will face intense competition from other communications and data integration companies, virtually all of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, R&D facilities and manufacturing and marketing experience than the Company. There can be no assurance that developments by our current or potential competitors will not render our proposed products or services obsolete.

In addition, we expect to face additional competition from new entrants into our targeted industry segments. As the demand for products and services grows and new markets are exploited, we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services.

We may not have sufficient resources to maintain our research and development, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

OUR SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO ATTRACT AND RETAIN KEY EMPLOYEES AND MANAGEMENT.

Our success and execution of our business strategy will depend significantly upon the continuing contributions of, and on our ability to attract, train and retain qualified management, marketing, sales, operational, production, administrative and technical personnel. In this regard, we are particularly dependent upon the services of William Delgado, our Chief Executive. The loss of the services of one or more of our key employees and the failure to attract, train and retain additional qualified personnel in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

OUR RESULTS OF OPERATIONS MAY HIGHLY FLUCTUATE FROM QUARTER TO QUARTER AS WE CONTINUE TO GROW, THEREFORE YOU CANNOT USE THESE RESULTS TO PREDICT HOW WE MAY PERFORM IN THE FUTURE.

As a result of our limited operating history, we do not have historical financial data for a significant number of periods in which to base our planned operating expenses. In addition our revenues have not met our expectations. Our expense levels are based in part on our projections as to future revenues that are expected to increase. It is anticipated that as we mature, our sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among others:

         o        the volume, timing of, and ability to fulfill customer orders;
         o        the demand for our products and services;
         o the number, timing and significance of product enhancements and new product introductions by us and our competitors;
         o        changes in pricing policies by us or our competitors;
         o        changes in the level of operating expenses;
         o expenses incurred in connection with our plans to fund greater levels of sales and marketing activities and operations, develop new distribution channels, broaden our customer support capabilities and continue our R&D activities;
         o        personnel changes;
         o        product defects and other product or service quality problems;
                  and
         o general domestic and international legal, economic and political conditions.

Any unfavorable changes in these or other factors could have a material adverse effect on our business, financial condition and results of operation.

IF WE ARE UNABLE TO KEEP UP WITH TECHNOLOGICAL DEVELOPMENTS, OUR BUSINESS COULD BE NEGATIVELY AFFECTED.

The markets for our products and services are generally characterized by rapid technological change and are highly competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the sale of our products and services will depend significantly upon the technological quality of our products and services relative to those of our competitors, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner.

In order to develop such new products and services, we will depend upon close relationships with existing customers and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that our customers will provide us with timely access to such information or that we will be able to develop and market our new products and services successfully or respond effectively to technological changes or new product and service offerings of our competitors. We may not be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

We rely on patent, trademark, trade secret and copyright protection to protect our technology. We believe that technological leadership will be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as those patents currently licensed by our technology. We may not secure future patents and patents may become invalid and may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" our products, or, if patents are issued to us, design around such patents.

We also rely upon a combination of copyright, trademark, trade secret and other intellectual property laws to protect our proprietary rights by entering into confidentiality or license agreements with our employees, consultants and vendors, and by controlling access to and distribution of our technology, documentation and other proprietary information. There can be no assurance, however, that the steps taken by us will not be challenged, invalidated or circumvented, or that the rights granted there under will provide a competitive advantage to us. Any such circumstance could have a material adverse effect on our business, financial condition and results of operations.

While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and subject us to significant liabilities to third parties, any of which could have a material adverse effect on our business.

WE MAY NOT BE ABLE TO PROTECT OUR TRADE NAMES AND DOMAIN NAMES.

We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain name "www.globaldigitalsolutions.net" and we use "Pacific Comtel" as a trade name. Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superseded, in some cases, by laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office and certain other common law rights. If the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's trade name or trademark. In such event, we could be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

WE PAY NO DIVIDENDS

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

RISK OF PENNY STOCK

Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US $2,000,000 (if the issuer has been in continuous operation for at least three years) or US $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US $6,000,000 for the last three years.

A principal exclusion from the definition of a penny stock is an equity security that has a price of $5.00 or more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this Annual Report the Company's common stock is not listed or traded.

If the Company's common stock were deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in the Company's common stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Moreover, Rule 15g-9 of the Exchange Act of 1934 Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL.

         The trading price of the common stock is subject to significant fluctuations in response to numerous factors, including:

         o        Variations in anticipated or actual results of operations;
         o Announcements of new products or technological innovations by us or our competitors;
         o Changes in earnings estimates of operational results by analysts;
         o        Results of product demonstrations.
         o Inability of market makers to combat short positions on the stock;
         o Inability of the market to absorb large blocks of stock sold into the market;
         o Developments or disputes concerning our licensed patents, trademarks or proprietary rights; and
         o        Comments about us or our markets posted on the Internet.

Moreover, the stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our Common Stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price we deem appropriate.

THE LIQUIDITY OF OUR STOCK COULD BECOME IMPAIRED

Our common stock currently is traded on the OTC Bulletin Board, which is generally considered to be a less efficient market than national exchanges such as NASDAQ. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the media's coverage of ours, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our Common Stock as well as on the selling price for such shares. In addition, the market price of our Common Stock may be significantly affected by various additional factors, including, but not limited to, our business performance, industry dynamics or changes in general economic conditions.

DOUBT ABOUT OUR ABILITY TO CONTINUE OPERATIONS AS A "GOING CONCERN". YOU MAY LOSE ALL OF YOUR INVESTMENT IF WE ARE UNABLE TO CONTINUE OPERATIONS

The Company's ability to continue as a going concern is subject to substantial doubt given its current financial condition and requirements for additional funding. There can be no assurance that we will be able to generate sufficient revenues from continuing operations to meet our obligations . As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then you may lose all of your investment.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

ITEM 2.  PROPERTIES.

The Corporation's executive offices are located at 10370 Old Placeville Road, Suite 107, Sacramento, California 95827. This location has 1600 square feet and is leased until October 1, 2005 for $2,850 per month. This location has a sub-tenant on a monthly lease payment of $2,850 until October 1, 2005.

Our facilities at 2460 Garden Road, Monterey, CA 93940 consist of 7,500 square feet and are leased until November 30, 2004 for the monthly lease payment of $7,687.50. These premises were subleased for monthly rent of $2,600 until November 1, 2004.

Our facilities at 169 Balboa Avenue, San Marcos, CA consist of 7,500 square feet and are leased until December 3, 2004 for the monthly lease payment of $4,578.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to general commercial litigation and other litigation claims as part of our operations, and we could incur litigation expenses in defending these claims and could be subject to damages or other remedies. Litigation in general can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. Where Global believes it has defenses to the cases set forth below we will vigorously defend those matters. None of the litigation directly arises out of the business operations of Global, rather, Global assumed these liabilities through merger.

GRAY CARY WARE & FRIEDIENRICH, LLP V. DELGADO ET AL., Sacramento County Superior Court Case No. 03AS06069 - Plaintiff filed suit in an effort to collect attorney's fees allegedly earned in connection with the JetCom, Inc./PCT merger. The total amount in controversy is $80,000. Global Digital anticipates settling this dispute shortly.

MASTEC NORTH AMERICA, INC. V. PACIFIC COMTEL, INC., Superior Court of California, County of Los Angeles, Case No. BC317244 - This suit arose after Mastec missed five progress payments amounting to over $1,5 million. PCT filed a statutory stop notice and removed all equipment and personnel pending a further payment. Mastec filed suit against PCT for breach of contract on June 17, 2004. PCT cross-claimed seeking relief for breach of contract, common counts, and torts claims arising out of Mastec's conduct. The amount of PCT's counterclaim exceeds the amount sought in the complaint by Mastec. All parties have appeared and litigation is pending.

ALLEN BERTHOLET V. PACIFIC COMTEL, INC. ET AL. - Orange County Superior Court Case No. 04CC07481. Suit for violations the labor code including failure to pay wages and failure to pay job related reimbursements. The plaintiff was a former employee who resigned to start his own independent contracting business. Plaintiff has filed several claims as for wages earned as an employee, however, it is not Global Digital's position that those claims are without merit since plaintiff was not an employee of PCT. The total amount in controversy exceeds $205,000. The parties are currently involved in settlement negotiations.

SIGNAL ENGINEERING V. PACIFIC COMTEL, INC. This is a suit for breach of contract arising out of a material purchase. Defendant has not answered the complaint as per the extension reached between the parties. Global Digital is in final negotiations for settlement. The total amount of damages alleged exceeds $45,000. The parties have reached a settlement agreement wherein Global Digital will make scheduled payments until the debt is extinguished.

CONNECTIVITY MASTERS, INC. V. PACIFIC COMTEL; AMERICAN CONTRACTORS INDEMNITY COMPANY, ET AL., San Diego County Superior Court Case No. GIC835928. This is a suit for breach of contract arising out of a material purchase. Global Digital has tendered a settlement offer, but has yet to hear response from the plaintiff. The total amount of damages alleged exceeds $130,000. The parties have reached a settlement agreement wherein Global Digital will make scheduled payments until the debt is extinquished.

BEACH WIRE & CABLE, INC. V. PACIFIC COMTEL, INC., Superior Court, County of Orange Case No. 04CC08667, suit for breach of contract arising out of a material purchase,. The total amount in controversy is less than $45,000. The parties have reached a settlement agreement wherein Global Digital will make scheduled payments until the debt is extinguished.

DE LAGE LANDEN FINANCIAL SERVICES, INC. V. INTERSECT SOLUTIONS, INC., Robert Harvey and Kevin O'Connor, Court of Common Please Chester County, No. 04-05958. Suit for breach of contract related to a software lease. The total amount in controversy is less than $45,000. Default judgment was taken in Pennsylvania on October 4, 2004. Settlement discussions are pending.

SAN DIEGO WHOLESALE CREDIT ASSOCIATION V. GLOBAL DIGITAL SOLUTIONS, INC., San Diego County Case No. IN 039108. Breach of contract suit arising out of a material purchase. The total amount of controversy is less than $11,000. Global Digital anticipates default judgment will be entered.

Please note that Global Digital has failed to meet the payment schedules of several vendors. Each of these vendors is a potential litigation risk. In addition, there are several employees with outstanding expenses, some of whom have accrued expenses exceeding $1,000. Global Digital's failure to meet its payment obligations could result in a material amount of litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended June 30, 2004, no matters were submitted to a vote of Global Digital Solutions, Inc. security holders, through the solicitation of proxies.

PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. The Corporation began trading publicly on the NASD Over the Counter Bulletin Board October 2001 and is traded under the symbol "GDSI".

The following table sets forth the range of high and low bid quotations for the Corporation's common stock as reported on the NASD Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended                 High Bid             Low Bid
             9/30/01
            12/31/01                     $.86                $.80
             3/31/02                     $.75                $.72
             6/30/02                     $.51                $.51
             9/30/02                     $.28                $.22
            12/31/02                     $.26                $.25
             3/31/03                     $.23                $.22
             6/30/03                     $.25                $.25
             9/30/03                     $.22                $.22
            12/31/03                     $.30                $.30
             3/31/04                    $2.50               $1.55
             6/30/04                    $2.20               $1.01

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of June 30, 2004, the number of holders of Corporation's common stock was 156.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY FORWARD - LOOKING STATEMENT

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to the Company and (ii) lack or resources to maintain the Company's good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

         o        revenue recognition
         o        Allowance for uncollectible accounts
         o        Impairment of Long-Lived Assets
         o        Stock-based compensation

Revenue Recognition
-------------------

Revenue under long-term contracts are accounted for under the percentage of completion method. Revenues are recognized as the actual cost of work performed related to the estimate at completion. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to income.

Allowance for Uncollectible Accounts
------------------------------------

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of June 30, 2004, we determined there was $1,700,937 reserve required against our account receivables.

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Based upon management's evaluation, the Company determined that substantially all I of its intangible assets were impaired as of June 30, 2004 and recognized a $1,108,243 charge to operations.

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

OVERVIEW

Prior to the merger with Pacific Comtel, Inc. on January 8,2004, Global Digital Solutons, Inc. had no significant operations and had no control over the operations of Pacific Comtel, Inc. Prior to the merger with Creative Beauty Supply, Inc. on March 19, 2004, Global Digital Solutions, Inc., a Delaware company was incorporated in October 2003. In conjunction with the merger in March 2004, the fiscal year end of the registrant was changed to June 30, to conform to Global's fiscal year end. Until the merger with Creative Beauty Supply, Inc., was completed, Global Digital Solutions Inc. had no control over the operations of Creative Beauty Supply, Inc.

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

During the year ended June 30, 2004 and after the completion of the merger with Pacific Comtel, Inc., Global Digital re-engineered its revenue generation plan and geared it toward the government contract marketplace. The implementation of this plan was hindered primarily by Global Digital's lack of a bonding facility resulting in its inability to bid on government related contracts. This caused a significant drop in sales from $3.7 million in the year ended June 30, 2003 to $1.5 million for the year ended June 30, 2004. Global Digital also embarked on an expense reduction plan during the period. While significant cuts were made, they did not keep pace with the reduction in revenue, resulting in a decline in the gross profit and an increase in general and administrative expenses for the year ended June 30, 2004. The effectiveness of the expense and cost reductions was offset by increases in accounting, consulting, interest and legal expenses primarily associated with the mergers effected during the quarter. Severance and labor cost reductions that were implemented were delayed to some extent by the requirements of California labor laws.

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

For the year ended June 30, 2004, Global Digital purchased equipment and leasehold improvements of $20,528 and acquired cash in business acquisitions of

$136,343. As a result, Global Digital had net cash provided by investing activities of $115,815 for the year ended June 30, 2004.

For the year ended June 30, 2003, Global Digital purchased equipment and leasehold improvements of $50,702 and acquired cash in business acquisitions of $1,000. As a result, Global Digital had net cash provided by investing activities of $49,702 for the year ended June 30, 2003.

For the year ended June 30, 2004, Global Digital borrowed $178,887 under its receivables factoring arrangement, made payments on long-term debt and capital lease obligations of $14,398 and made repayments to Jetcom, Inc. of $15,000. For the year ended June 30, 2004, Global Digital issued common stock valued at $190,750. As a result, Global Digital had net cash provided by financing activities of $340,239 for the year ended June 30, 2004.

For the year ended June 30, 2003, Global Digital had a decrease in bank overdraft of $225,538 and repaid borrowings on line of credit of $105,268. For the same period, Global Digital made payments on long-term debt and capital lease obligations of $15,502 and made repayments to Jetcom, Inc. of $70,397. Additionally, Global Digital received a capital contribution of $222,000 from Jetcom, Inc. As a result, Global Digital had net cash used in financing activities of $194,705 for the year ended June 30, 2003.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Year Ended June 30, 2004 to the Year Ended June 30, 2003

SALES

Net sales decreased $ 6,699,213, or 43.4 % from $ 15,444,131 in 2003 to
$8,744,918 in 2004. The decrease in revenues were attributed to a lack of capital which affected the company's ability to bond several large projects which were under contract.

GROSS PROFIT

For the fiscal year ended June 30, 2004, Global's gross profit margin was 10.2 % compared to 16.8 % for the fiscal year ended June 30, 2003. The reduced margins are a result of managements decision to retain labor in anticipation of existing and additional contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Global's selling, general and administrative expenses increased $3,772,825, or 130 %, from $ 2,917,750 during the year ended June 30, 2003 to $6,690,575 during the year ended June 30, 2004. The Company incurred $2,487,696 of non-reoccurring costs in 2004 as compared to $896,372 in 2003, an increase of $1,591,324, or 177%. The increase was due to costs related to the public company merger, severance, legal fees and settlement agreements.

Global incurred compensation costs of approximately $2,641,739 during 2004 as compared to approximately $2,781,838 in 2003, an decrease of $140,099, or 5%. The decrease is related to the costs of reduced commissions payable. As Global continues to expand, Global will incur additional costs for personnel. In order for Global to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

FINANCING EXPENSES

Global incurred interest expense of $ 375,914 in 2004 as compared to $ 191,372 in 2003, an increase of $ 184,542, or 96.4%. The increase is a result of Global increasing its debt to meet its working capital requirements in 2004. As a result of Global's anticipated growth and resulting continued need for financing, it is anticipated interest costs will continue to increase in the future.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 2004, we had a working capital deficit of $3,974,069. As a result of our operating losses incurred during the year ended June 30, 2004, we generated a cash flow surplus of $ 345,611 from operating activities.

While we have raised capital to meet our working capital and financing needs in the past, however, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The Company will need additional capital to continue its operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

There can be no assurance that the Company will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

The Company's operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including: (i) the rate at which the Company's products and services generate profits; (ii) the necessary level of sales and marketing activities for communications products; and (iii) the level of effort needed to develop additional distribution channels.

There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing Common Stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to successfully obtain additional future funding may jeopardize the Company's ability to continue its business and operations.

During fiscal year ended June 30, 2004, the Company projects expenditures for equipment of approximately $ 180,000 assuming the Company raises projected capital. The Company also plans to increase its number of employees to approximately 100by the end of fiscal year 2005.

The independent auditor's report on the Company's June 30, 2004 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

Global adopted SFAS No. 142. Under the new rules, Global will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires Global to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on Global's consolidated financial statements SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Global expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. Global adopted SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Gloabl adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale- leaseback transactions. Global does not expect the adoption to have a material impact to Global's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Global does not expect the adoption to have a material impact to Global's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to Global's financial position or results of operations as Gloabl has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on Global's financial position or results of operations as Gloabl has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Global does not expect the adoption to have a material impact to Global's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities . SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on Global's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on Global's results of operations or financial position.

BUSINESS CONCENTRATION

During the years ended June 30, 2004 and 2003, the Company recognized approximately 82% and 49% of its revenues from sales of its products to three
(3)) customers. The Company's management considers its relationship with these customers to be generally satisfactory, however, given the concentration of its sales to a few key customers, Global's revenue will be subject to the policies and practices of these customers. Global management continues to concentrate its efforts on expanding its customer base in order to reduce its reliance on its current customers.

INFLATION

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the consumer lighting industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

LACK OF INDEPENDENT DIRECTORS

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between Global and its stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of Global, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

CONTINUED CONTROL BY CURRENT OFFICERS AND DIRECTORS

The present officers and directors own approximately 12% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control Global, including, without limitation, authorizing the sale of equity or debt securities of Global, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

MANAGEMENT OF GROWTH

We may experience growth, which will place a strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth if it occurs, we must devote management attention and resources to improve our financial strength and our operational systems. Further, we will need to expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage our existing operations or the growth of our operations, or that our facilities, systems, procedures or controls will be adequate to support any future growth. Our ability to manage our operations and any future growth will have a material effect on our stockholders.

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements for the years ended June 30, 2004 and 2003 Are included herein in response to Item 7 of this Form.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                             JUNE 30, 2004 AND 2003

                         GLOBAL DIGITAL SOLUTIONS, INC.

GLOBAL DIGITAL SOLUTIONS, INC.

Index to Financial Statements

--------------------------------------------------------------------------------

                                                                    Page No.
                                                                    --------

Report of Independent Registered Certified Public Accountant         F-3

Consolidated Balance Sheet at June 30, 2004                          F-4

Consolidated Statements of Losses for the two years ended
  June 30, 2004 and 2003                                             F-5

Consolidated Statements of Deficiency in Stockholders' Equity
  for the two years ended June 30, 2004                              F-6 - F-7

Consolidated Statements of Cash Flows for the two years ended
  June 30, 2004 and 2002                                             F-8 - F-9

Notes to Consolidated Financial Statements                           F-10 - F-24

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

          REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Global Digital Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Global Digital Solutions, Inc., and its wholly-owned subsidiary (the "Company") as of June 30, 2004 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company, as of the year ended June 30, 2003, were audited by other auditors whose report dated October 3, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q, the Company has sustained recurring losses from operations and is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note Q. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                    Russell Bedford Stefanou Mirchandani LLP

New York, New York
November 5, 2004

                         GLOBAL DIGITAL SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                        June 30,
                                                                            2004
                                                                    ------------
Assets

Current Assets
  Cash and cash equivalents                                         $    36,074
  Contract and accounts receivable                                       72,859
   (Less: allowance of doubtful accounts of $1,700,937)
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                                 168,312
  Other current assets                                                  218,610
                                                                    ------------
     Total Current Assets                                               495,855

Equipment and Leasehold Improvements (Note C)                           209,393

Other Assets (Note E)                                                   510,562
                                                                    ------------
Totals                                                              $  1,215,810
                                                                    ============

Liabilities and Deficiency in  Stockholders' Equity

Current Liabilities
  Current portion of notes payable (Notes G & H)                    $   890,626
  Current obligations under capital leases (Note N)                      45,683
  Accounts payable  (Note I)                                          2,286,931
  Accrued expenses  (Note I)                                          1,089,799
  Billings in excess of costs and
   estimated earning on uncompleted contracts                           156,885
                                                                    ------------
     Total Current Liabilities                                        4,469,924

Notes Payable - long term (Note N)                                        9,750
                                                                    ------------
Commitments and Contingencies (Note N)

Deficiency in Stockholders' Equity
  Preferred stock: Authorized 10,000,000
   Shares; $.001 par value, issued and
   Outstanding 0 shares                                                      --

  Common Stock: Authorized 100,000,000
   shares; $.001 par value; issued and
   outstanding 27,374,467 shares                                         27,375
  Paid in capital                                                     2,893,965
  Accumulated deficit                                                (6,185,204)
                                                                    ------------
     Total Deficiency in Stockholders' Equity                        (3,263,864)
                                                                    ------------
Totals                                                              $ 1,215,810
                                                                    ============

        See the accompanying notes to consolidated financial statements.


                         GLOBAL DIGITAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Predecessor
                                                      Successor          Company
                                                       Company           For the
                                    For the            For the          Four Months
                                  Year Ended         Eight Months         Ended
                                    June 30,        Ended June 30,      October 31,
                                     2004               2003               2002
                                 -------------      -------------      -------------
Revenues                         $  8,744,918       $ 11,469,420       $  3,974,711

Cost of Sales                       7,848,955          9,723,977          3,120,728

                                 -------------      -------------      -------------

Gross Profit                          895,963          1,745,443            853,983

General And
  Administrative Expenses           6,690,575          2,206,036            711,714
Goodwill Impairment Charge         1,108,243                 --                 --
Interest Expense                      375,914            148,488             42,884
                                 -------------      -------------      -------------
                                    8,174,732          2,354,524            754,598
(Loss) Income From Operations     ( 7,278,769)          (609,081)            99,385

Provision For Income Taxes                 --                 --                 --
                                 -------------      -------------      -------------

Net (Loss) Income                $ (7,278,769)      $   (609,081)      $     99,385
                                 =============      =============      =============

Basic and diluted earnings
(loss) per common share          $       (.27)      $       (.02)      $        .00

Weighted Average common
shares outstanding                 27,263,050         27,183,467         27,183,467


See the accompanying notes to consolidated financial statements.


                                                   GLOBAL DIGITAL SOLUTIONS, INC.
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY

                                                                                                            Retained
                              Series A               Series B                                   Additional   Earning       Total
                           Preferred Stock         Preferred Stock          Common Stock         Paid-in  (Accumulated Stockholders'
                          Shares    Amount      Shares       Amount      Shares      Amount      Capital     Deficit)     Equity
                         --------  --------  ------------  ---------- ------------ ----------- ----------- ------------ ------------
Balance - June 30,
  2002 - as restated       7,500  $ 75,000   13,254,739   $ 600,042   27,000,000  $   71,867  $       --   $  (832,545) $   (85,636)
                         --------  --------  ------------  ---------- ------------ ----------- ----------- ------------ ------------

Net income for the
  four months ended
  October 31, 2002                                                                                              99,385       99,385

Conversion of Series A
  preferred stock to
  common stock             (7,500)  (75,000)                            7,170,172      75,000

Conversion of Series B
  preferred stock to
  common stock                               (13,254,739)   (600,042)  13,254,739     600,042

Issuance of common
  stock to pay
  long term debt                                                       84,770,730     886,314                               886,314
                         --------  --------  ------------  ---------- ------------ ----------- ----------- ------------ ------------
Balance -
  October 31, 2002            --        --            --          --  132,195,641   1,633,223          --     (733,160)     900,063
                         --------  --------  ------------  ---------- ------------ ----------- ----------- ------------ ------------

Adjustment to reflect
  purchase by
  Jetcom, Inc. (Note 3)                                              (132,195,541)   (630,953)                 733,160      102,207

Push down of Jetcom,
  Inc. debt                                                                    --    (416,879)                             (416,879)

Capital contribution
  from Jetcom, Inc.                                                                               122,000                   122,000

Net loss                                                                                                      (609,081)    (609,081)
                         --------  --------  ------------  ---------- ------------ ----------- ----------- ------------  -----------
Balance - June 30, 2003        --        --           --          --          100     585,391     122,000     (609,081)      98,310
                         --------  --------  ------------  ---------- ------------ ----------- ----------- ------------  -----------

Capital contribution
  from Jetcom, Inc.                                                                               629,813                   629,813

Cancellation of common
  stock in connection with
  acquisition by Global
  Digital Solutions Inc.                                                     (100)   (585,391)   (751,813)   1,726,573      389,369

Adjustment to reflect
  purchase by Global
  Digital Solutions Inc.                                               16,727,817         167     317,884      (23,927)     294,124

Common stock issued in
  connection with
  acquisition of
  Pacific Comtel Inc.                                                   6,961,000          70   1,199,930                 1,200,000

Issuance of common
  stock for cash, net
  of financing cost
  of $250                                                                 191,000           2     190,748                   190,750

                                                               F-6





                                                   GLOBAL DIGITAL SOLUTIONS, INC.
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                                            (Continued)

Fair value of warrants issued
in exchange of services                                                                           199,090                   199,090

Merger consideration
  - Creative Beauty
  Supply Inc.                                                           3,494,650          --   1,013,449                 1,013,449

Adjustment to the par
Value of common stock for
Merger consideration
  - Creative Beauty
  Supply Inc.                                                                  --          35         (35)                       --

Adjustment to the par
  value of common stock
  from $0.00001 to $0.001                                                              27,101     (27,101)

Net loss for the year
  ended
  June 30, 2004                                                                                             (7,278,769)  (7,278,769)
                         --------  --------  ------------  ---------- ------------ ----------- ----------- ------------ ------------
Balance - June 30, 2004        --  $     --           --   $      --   27,374,467  $   27,375  $2,893,965  $(6,185,204) $(3,263,864)
                         --------  --------  ------------  ---------- ------------ ----------- ----------- ------------ ------------

See the accompanying notes to consolidated financial statements.


                                   GLOBAL DIGITAL SOLUTIONS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                         Predecessor
                                                                        Successor          Company
                                                                         Company           For the
                                                       For the           For the         Four Months
                                                      Year Ended       Eight Months         Ended
                                                       June 30,       Ended June 30,      October 31,
                                                        2004               2003             2002
                                                     ------------      ------------      ------------
Cash Flows From Operating Activities

Net (Loss) Income                                    $(7,278,769)      $  (609,081)           99,385

Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
    Depreciation and amortization                        507,560            90,340            39,590
    Bond and loan guarantees made by
     Jetcom, Inc.                                            --             80,000                --
    Stock warrants issued for services                   199,090                --                --
    Goodwill impairment charges                        1,108,243                --                --
    Acquisition cost                                   1,013,449                --                --

    Change in assets and liabilities:
      Contracts and accounts receivable                3,403,873          (805,318)          443,432
      Inventory                                          207,597            79,851            40,754
      Costs and estimated earnings in excess
       of billings on uncompleted contracts            1,242,809        (1,131,212)           51,677
      Income tax refund receivable                            --           440,482                --
      Other current assets                               (96,358)          (61,869)           84,297
      Deposits and other assets                          (52,072)           (9,310)              951
      Accounts payable and accrued expenses               94,462         1,635,955          (195,738)
      Billings in excess of costs and estimated
       earnings on uncompleted contracts                  (4,273)           (4,347)          (23,998)
                                                     ------------      ------------      ------------
Net Cash Provided By (Used In)
 Operating Activities                                    345,611          (294,509)          540,350
                                                     ------------      ------------      ------------

Cash Flows From Investing Activities
  Cash acquired in acquisition of
   Pacific Comtel Monterey, Inc.                              --             1,000                --
  Purchase of equipment and leasehold
   improvements                                          (25,643)          (24,953)          (16,881)
                                                     ------------      ------------      ------------
Net Cash Used in Investing Activities                    (25,643)          (23,953)          (16,881)
                                                     ------------      ------------      ------------

Cash Flow From Financing Activities

  Increase (decrease) in bank overdraft                   (4,117)            4,117          (225,538)
  Cash acquired on acquisition                           327,964                --                --
  Advances (repayment) on line of credit              (1,547,211)          (50,000)          (55,268)
  Payments on notes payable and capital
   lease obligations                                     469,521           (61,057)           (4,303)
  Advances from Jetcom, Inc.                            (220,801)           65,042                --
  Capital contribution by Jetcom, Inc.                        --           122,000                --
  Proceeds from issuance of common stocks                690,750                --                --
                                                     ------------      ------------      ------------
Net Cash Provided by (Used In) Financing
 Activities                                             (283,894)           80,102          (285,109)
                                                     ------------      ------------      ------------

Net (Decrease) Increase in Cash
 and cash equivalents                                     36,074          (238,360)          238,360

Cash and cash equivalents at beginning
 of the year                                                  --           238,360                --
                                                     ------------      ------------      ------------

Cash and cash equivalents at end of the year         $    36,074       $        --       $   238,360
                                                     ============      ============      ============

                                                     F-8





                           GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

Supplemental Disclosure of Cash Flow Information:
  Interest paid                                        $  309,842              $   106,164          27,859
  Income taxes paid (refunds received)                 $       --                 (440,482)             --

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
  Common stock issued for settlement of
    due to a related party converted to                $  129,813                       --              --
  Common stock issued for acquisition of
    Pacific Comtel Inc.                                $1,200,000                       --              --
  Warrants issued in exchange for services             $  199,090                       --              --
Global Digital Solutions, Inc acquisition
  Fair value of assets acquired                        $   28,120                       --              --
  Fair value of liabilities assumed                    $   61,960                       --              --

See the accompanying notes to consolidated financial statements.

                                       F-9

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Global Digital Solutions, Inc. (the "Company"), formerly Creative Business Solutions, Inc., was formed on August 25, 1995 under the laws of the state of New Jersey. The Company is engaged in the sale, servicing and installation of integrated data and voice communications systems to commercial and industrial users.

During the period November 1, 2002 through February 23, 2004 the Company completed a two business combinations and corporate restructure (see Note B)

Principles of Consolidation

The consolidated financial statements include Global Digital Solutions, Inc. and its wholly owned subsidiary, Pacific Comtel Monterey, Inc. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2003 and 2002, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

For revenues from the sale of products and services, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's consolidated financial statements.

Construction Contracts

The Company recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company's advertising costs for the year ended June 30, 2004, the eight months ended June 30, 2003 and the four months ended October 31, 2002 were not significant .

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net (losses) and income of $(7,278,769), $(609,081) and $99,385 for the year ended June 30, 2004, the eight months ended June 30, 2003 and the four months ended October 31, 2002, respectively.

The Company's current liabilities exceed its assets liabilities by $3,974,069 at June 30, 2004.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company's research and product development costs during the year ended June 30, 2004, the eight months ended June 30, 2003 and the four months ended October 31, 2002 were not significant.

Contract and Accounts Receivable

Contract and accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to contract receivables. Included in contract receivables are retentions of $126,390 at June 30, 2004. Contract and accounts receivable are stated net of an allowance for doubtful accounts of $ 1,700,937 at June 30, 2004.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2004 and 2003 and for subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in
Note I):

                                                                                  Eight months    Four Months
                                                                     Year Ended      ended           ended
                                                                      June 30,       June 30,     October 31,
                                                                         2004           2003            2002
                                                                     ------------   ------------   ------------
Net (loss) income - as reported                                      $ (7,278,769)  $ (609,081)       $99,385
Add: Total stock based employee compensation expense
as reported under intrinsic value method (APB. No. 25)                         --           --             --
-
Deduct: Total stock based employee compensation
expense as reported under fair value based method
(SFAS No. 123)                                                                 --           --             --

Net (loss) income - Pro Forma                                        $ (7,278,769)  $ (609,081)       $99,385

Net (loss) income attributable to common stockholders - Pro forma    $ (7,278,769)  $ (609,081)       $99,385
Basic (and assuming dilution) (loss) income per share - as reported        $(0.27)      $(0.02)         $0.00
Basic (and assuming dilution) (loss) income per share - Pro forma          $(0.27)      $(0.02)         $0.00


Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE B - BUSINESS COMBINATIONS  AND CORPORATE RESTRUCTURE

On November 1, 2002, Jetcom, Inc., , purchased 100% of the common stock of Pacific Comtel, Inc. Jetcom, Inc. is a holding company formed for the purpose of acquiring information technology and telecommunications service companies. Jetcom, Inc. had no substantive operations prior to the purchase of Pacific Comtel, Inc. The purchase price amounted to $1,002,270. The purchase price is comprised of notes payable to selling shareholders totaling $416,879, Jetcom, Inc. Series A Preferred Stock with a value of $313,000 and direct acquisition costs of $272,391. The value of the preferred stock was determined based on that stock's stated liquidation preference.

Because the acquisition resulted in a 100% change in control of Pacific Comtel, Inc., the Company applied the "push down" accounting rules. This resulted in a new accounting basis for the assets and liabilities of Pacific Comtel, Inc. The Company's financial position and results of operations prior to this acquisition are presented in these consolidated financial statements as those of the "Predecessor Company". The Company's financial position and results of operations subsequent to the acquisition are presented in these consolidated financial statements as those of the "Successor Company".

The notes payable to the selling shareholders are to be funded from the operations of Pacific Comtel, Inc. Additionally, shares of Pacific Comtel, Inc. are pledged as collateral on the notes payable. As such, this liability has been reflected on the balance sheet of Pacific Comtel, Inc. as a push down accounting adjustment. Additionally, interest expense on these notes of $23,486 has been reflected in the financial statements of the Company.

The following table summarizes the fair value of these assets acquired and liabilities assumed at the date of acquisition:

  Cash                                                 $    238,360
  Contract receivables                                    2,494,045
  Inventory                                                 207,831
  Net costs and estimated earnings in excess
    of net billings on uncompleted contracts                114,404
  Other current assets                                      500,000
  Equipment and leasehold improvements                      430,524
  Other Assets                                               19,766
                                                       -------------
       Total assets acquired                           $  4,004,930

  Accounts payable and accrued expenses assumed           1,498,676
  Line of credit and capital lease obligations            1,717,927
                                                       -------------
       Net assets acquired                             $    788,327
                                                       =============

The excess of purchase price over net assets acquired of $213,943 has been allocated to goodwill. None of this goodwill is expected to be deductible for tax purposes. (see Note F)

On November 1, 2002, Pacific Comtel, Inc. purchased 100% of the common stock of ADS Monterey and renamed it Pacific Comtel Monterey, Inc. Pacific Comtel Monterey, Inc. is engaged in the business of cable and wiring services, as well as computer network and telephone integration sales and services, and was purchased to expand the Company's capabilities and geographic presence. The purchase price amounted to $205,572, consisting of a cash payment of $175,000 and direct acquisition costs of $30,572. Jetcom, Inc. paid the entire purchase price and direct acquisition costs, on behalf of the Company. The results of operations of Pacific Comtel Monterey, Inc. are included in the consolidated financial statements from the date of acquisition.

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

  Accounts receivable                                  $    177,369
  Inventory                                                  79,617
  Other current assets                                        1,865
                                                       -------------
       Total assets                                    $    258,851

  Accounts payable and accrued expenses assumed              53,279
                                                       -------------
       Net assets acquired                             $    205,572
                                                       =============

On January 8, 2004, Global Digital Solutions, Inc., a company formed under the laws of the state of Delaware, purchased 100% of the common stock of Pacific Comtel, Inc. Global Digital Solutions, Inc. is a holding company formed for the purpose of acquiring companies operating in the United States government contracting marketplace. Global Digital Solutions, Inc. had no substantive operations prior to the purchase of Pacific Comtel, Inc. The purchase price amounted to $1,257,000. The considerations issued consisted of 6,961,000 shares of common stock with a value of $1,200,000 and direct acquisition cost of $57,000. Additionally, Series B warrants to purchase 370,000 shares of common stock at a strike price of $1.00 per share were issued to Jetcom's exitisting series B warrant holders, in exchange for their previously held warrants. The value of the common stock was determined based on an independent appraisal of he net assets of the Pacific Comtel, Inc. Based on the Black-Scholes pricing model, no value was assigned to the warrants.

Because the acquisition resulted in a 100% change in control of Pacific Comtel, Inc., the Company applied the "push down" accounting rules. This resulted in a new accounting basis for the assets and liabilities of Pacific Comtel, Inc. The Company's financial position and results of operations prior to this acquisition are presented in these consolidated financial statements.

Effective with the Agreement, Pacific Comtel, Inc. changed its name to Global Digital Solutions, Inc.

The following table summarizes the fair value of these assets acquired and liabilities assumed at the date of acquisition:

  Cash                                                 $    169,637
  Contracts and accounts receivable                       2,327,014
  Inventory                                                 220,421
  Net costs and estimated earnings in excess
    of net billings on uncompleted contracts                604,651
  Other current assets                                      146,408
  Equipment and leasehold improvements                      211,846
  Goodwill                                                1,108,243
  Intangile assets                                          850,000
  Other Assets                                               55,067
                                                       -------------
       Total assets acquired                           $  5,693,287

  Accounts payable and accrued expenses assumed           3,248,688
  Line of credit and capital lease obligations            1,187,599
                                                       -------------
       Net assets acquired                             $  1,257,000
                                                       =============

Of the $850,000 of acquired intangible assets, $650,000 has been allocated to acquired contract backlog, and $200,000 has been allocated to customer master service contracts. These intangibles have an estimated useful life of one year, hence will be amortized over that period.

The excess of purchase price over net assets acquired of $1,108,243, has been allocated to goodwill. None of this goodwill is expected to be deductible for tax purposes. (see Note F)

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

On February 23, 2004, Global Digital Solutions, Inc., a company formed under the laws of the state of Delaware ("Global Delaware"), completed an Agreement and Plan of Reorganization ("Agreement") with Creative Beauty Supply, Inc. ("Creative") an inactive publicly registered shell corporation with no significant assets or operations. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Global Delaware's capital structure. In accordance with SFAS No. 141, Global Delaware was the acquiring entity.

For accounting purposes the Company has accounted for the transaction as a reverse acquisition and the Company shall be the surviving entity. The total purchase price and carrying value of net assets acquired was $ 0. As of the date of the Agreement, Creative was inactive with no significant operations or material assets. As Creative was an inactive corporation with no significant operations, Global Delaware recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of merger are included in the Company's consolidated statements of losses. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

Effective with the Agreement, all of the previously issued outstanding common stock, preferred stock, options and warrants owned by the Global Delaware shareholders were exchanged for an aggregate of 23,879,817 shares of Creative's restricted common stock and warrants for 2,470,000 shares of Creative. As a result of the Agreement, there was a change in control of the Company. The value of the stock that was issued was the historical cost of the Global Delaware 's net tangible assets, which did not differ materially from their fair value.

Effective with the Agreement, all shares previously outstanding shares of common stock, preferred stock, options and warrants owned by Creative shareholders as of the date of the Agreement were retained by Creative shareholders. The shares were valued at $1,013,449 and in accordance with SOP 98-5, the Company expensed $1,013,449 as organization costs during the year ended June 30, 2004.

Effective with the Agreement, Creative changed its name to Global Digital Solutions, Inc.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Global Delaware prior to the merger with Creative.

The total consideration paid was $ 1,043,449 and the significant components of the transaction are as follows:

       Common stock retained                           $   1,013,449
       Liabilities assumed in excess of assets                    --
       Cash paid                                              30,000
                                                       --------------
       Total consideration paid/organization cost      $   1,043,449
                                                       ==============

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE C - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at June 30, 2004 consists of the following:

                                                                   2004
                                                                   ----
  Automobiles and trucks                                        $  83,010
  Field equipment                                                  63,783
  Office Furniture and equipment                                   85,580
                                                                ---------
                                                                  232,373
  Less :Accumulated Depreciation                                   22,980
                                                                ---------
     Total                                                      $ 209,393
                                                                =========

Depreciation expense included as a charge to income amounted to $22,980, $90,340, and $39,590 for the year ended June 30, 2004, the eight months ended June 30, 2003 and the four months ended October 31, 2002 respectively.

NOTE D - IMPAIRMENT OF GOODWILL

On July 1, 2002, the Company has adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment.

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. A majority of the Company's goodwill is included in its Pacific Comtel operating unit. The test completed in the fourth quarter indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows. The decrease in fair value is a result of:

o        Significant operating losses during the past six months
o        Unanticipated decline in revenues and profitability
o        Loss of key personnel

As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at June 30, 2004. Upon completion of the assessment, management recorded a non-cash impairment charge of $1,108,243, net of tax, or $0.04 per share on June 30, 2004 to reduce the carrying value of goodwill in this reporting unit to its estimated value of $0.

Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE E - OTHER ASSETS

At June 30, 2004 other assets was as follows:

Acquired contract backlog                                    $ 650,000
Customer master service contracts                              200,000
                                                             ---------
                                                               850,000
Less: accumulated amortization                                 425,000
                                                             ---------
Net intangible assets                                          425,000
Security deposits                                               85,562
                                                             ---------
Totals                                                       $ 510,562
                                                             =========

Intangible assets are amortized over the estimated useful life of one year.

NOTE F - AGREEMENT WITH FACTOR

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 80% percent of the purchased amount to the Company. Purchased receivables may not exceed $2,500,000 at any one time. Either party may cancel the arrangement with 30 days notice. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20 percent residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated at 18 % percent of the amount of the receivable factored plus a variable (0.025 percent per day) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 80 percent advance until 3 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at June 30, 2004 was 18% percent. In connection with this agreement, the Company is required to maintain certain financial covenants.

At June 30, 2004, balance due from factor (included in accounts receivable) was as follows:

Accounts Receivable - Factored                                  $ 777,670
Less: Advance from Factor                                         619,070
                                                                ---------
Net Due from Factor                                             $ 158,600
                                                                =========

NOTE G - NOTES PAYABLE

Notes payable at June 30, 2004 consists of the following:          2004
                                                                   ----
Note payable to a stockholder, bearing interest
at prime plus 2% per annum, unsecured and
payable upon demand.(Note H)                                    $ 105,000

Notes payable to - former stockholder,
The notes require payment of $500,000 in the aggregate and have
No stated interest rate. These obligations have been discounted
Using an interest rate of 8%. These notes are secured by the assets of the Company. The note was due on June 30, 2004.
The Company is currently in default under the terms
Of the notes agreement.                                           416,879

Note payable to a stockholder, bearing interest
at prime plus 2% per annum, unsecured and
payable upon demand. (Note H)                                     250,000

Note payable to a stockholder, bearing interest
at prime plus 2% per annum, unsecured and
payable upon demand. (Note H)                                      50,000

Non interest bearing note payable to a stockholder and officer,
unsecured and payable upon demand. (Note H)                        68,747
                                                                ----------
                                                                  890,626

Less: current portion                                             890,626
                                                                ----------
Long-term portion                                               $      --
                                                                ==========

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE H - RELATED PARTY TRANSACTIONS

Significant shareholders and officers of the Company have advanced funds to the Company for working capital purposes. The amount of the unpaid advances at June 30, 2004 was $ 473,747. (See Note G)

During the year ended June 30, 2004, the Company entered into an employment agreements with officers (see Note P).

NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2004 are as follows:

        Accounts payable                           $2,286,931
        Other accrued expenses                        705,265
        Accrued payroll and payroll taxes             293,789
        Accrued interest                               90,745
                                                   ----------
        Total                                      $3,376,730
                                                   ==========

NOTE J - CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share. As of June 30, 2004, the Company has no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2004, the Company has 27,374,467 shares of common stock issued and outstanding.

During the year ended June 30, 2004, the Company issued 191,000 shares of its restricted common stock in a private placement to sophisticated investors in exchange for $190,750, net of costs and fees.

In January, 2004, the Company issued 23,688,817 shares of its restricted common stock in conjunction with the acquisition of Global Digital Solutions, Inc. and its concurrent recapitalization (see Note B).

In January, 2004, the Company issued 3,494,650 shares of its common stock in conjunction with the plan or merger with Creative Beauty Supply, Inc. (see Note
B).

NOTE K - STOCK WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

                                Warrants Outstanding                                      Warrants Exercisable
                                --------------------                                      --------------------
                                             Weighted Average          Weighed                           Weighted
                           Number         Remaining Contractual        Average           Number           Average
    Exercise Prices      Outstanding           Life (Years)        Exercise Price     Exercisable     Exercise Price
    ---------------      -----------           ------------        --------------     -----------     --------------
      $ 2.00               100,000                4.73                $ 2.00            100,000          $ 2.00
      $ 1.00               370,000                4.51                $ 1.00            370,000          $ 1.00
      $ 0.50             2,100,000                4.53                $ 0.50          2,100,000          $ 0.50
                         ---------               -----                ------          ---------          ------
                         2,570,000                4.52                $ 0.63          2,570,000          $ 0.63
                         =========               =====                ======          =========          ======

                                      F-20

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Transactions involving warrants are summarized as follows:

                                                 Number of     Weighted Average
                                                  Shares        Price Per Share
                                                  ------        ---------------
       Outstanding at July 1, 2002                    --                     --
          Granted                                     --                     --
          Exercised                                   --                     --
          Canceled or expired                         --                     --
       Outstanding at June 30, 2003                   --                     --
          Granted                              2,570,000                 $ 0.63
          Exercised                                   --                     --
          Canceled or expired                         --                     --
       Outstanding at June 30, 2004            2,570,000                 $ 0.63

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 5 years, a risk free interest rate of 1.01%, a dividend yield of 0% and volatility of 253%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $199,090, $0 and $0 during the year ended June 30, 2004, the eight months ended June 30, 2003 and the four months ended October 31, 2002, respectively.

NOTE L - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $7,900,000 which expire through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $3,081,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

Components of deferred tax assets as of June 30, 2004 are as follows:

          Non Current:
              Net operating loss carryforward          $3,081,000
              Valuation allowance                       3,081,000
                                                       ----------
              Net deferred tax asset                   $       --
                                                       ==========
NOTE M - ECONOMIC DEPENDENCY

The Company has three and one customer(s) that represented 83% and 57% of revenue earned for the years ended June 30, 2004 and 2003, respectively.

NOTE N - COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company has entered into employment agreements with 4 management employees. The agreements provide for severance payments if the employees are terminated without cause. The Company is not liable for severance payments if the employees terminate employment voluntarily, or are terminated for cause.

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders, directors and officers. The Agreements are generally for a term of one to two years from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.

Litigation

In October, 2003, Gray Cary Ware & Friedienrich, LLP filed a complaint against Jetcom, Inc. in the Superior Court of Sacramento County, California. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the plaintiff's claims.

In June, 2004, Mastec North America, Inc. filed a complaint against Pacific Comtel, Inc. in the Superior Court of Sacramento County, California. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the plaintiff's claims.

In July, 2004 , Allen Bertholet filed a complaint against Pacific Comtel, Inc. in the Superior Court of Orange County, California. The complaint alleges the defendant failed to wages and related employment reimbursement of costs The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the plaintiff's claims

In August, 2004, Signal Engineering, Inc. filed a complaint against Pacific Comtel, Inc. in the Superior Court of Santa Clara County, California. The complaint alleges a breach of contract. The amount of the complaint is $45,000. The parties have reached a settlement agreement wherein Global Digital will make scheduled payments until the debt is extinguished. The amount of the settlement is included in accounts payable at June 30, 2004.

In September, 2004, Connectivity Masters, Inc. filed a complaint against Pacific Comtel, Inc. in the Superior Court of San Diego County, California. The complaint alleges a breach of contract. The amount of the complaint is $130,000. The parties have reached a settlement agreement wherein Global Digital will make scheduled payments until the debt is extinguished. The amount of the settlement is included in accounts payable at June 30, 2004.

In August, 2004, Beach Wire & Cable, Inc. filed a complaint against Pacific Comtel, Inc., in the Superior Court of Orange County, California.

The complaint alleges a breach of contract. The amount of the complaint is $45,000. The parties have reached a settlement agreement wherein Global Digital will make scheduled payments until the debt is extinguished. The amount of the settlement is included in accounts payable at June 30, 2004.

In July, 2004, De Lage Landen Financial Services, Inc. received a judgment against the Company's subsidiary in connection with a breach of contract. The amount of the judgment is $45,000 and is included in accounts payable at June 30, 2004.

In August, 2004, San Diego Wholesale Credit Association filed a complaint against the Company in the Superior Court of San Diego County , California. The complaint alleges a breach of contract. The amount of the complaint is $11,000 and has been included in accounts payable as of June 30, 2004.

The Company is subject to legal claims and legal proceeding which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Operating Lease Commitments

The Company leases administrative office space and transportation equipment under non-cancelable operating leases, which expire at various dates through 200_. All of the Company's facility leases are located in California and certain operating leases provide the Company an option to extend the leases for additional periods. Certain of the Company's facility leases provide for periodic rent increases based on the general rate of inflation.

Future minimum lease payments under operating leases at June 30, 2004 , consist of the following:

                  2005                                        $ 96,938
                  2006                                          24,375
                  2007                                              --
                  2008                                              --
                  2009                                              --
                  Thereafter                                        --
                                                              --------
                  Total                                       $121,313
                                                              ========

Rental expense for the year ended June 30, 2004, the eight months ended June 30, 2003, and the four months ended October 31, 2002 charged to operations was $241,107, $188,378 and $122,046 respectively.

Capital Lease Obligations

Computer equipment and software includes the following amounts for capitalized leases at June 30, 2004:

                                                           2004
                                                           ----
Field equipment, at cost                                 $ 43,682
Less: accumulated depreciation                              4,110
                                                         --------
Total                                                    $ 39,572
                                                         ========

Future minimum lease payments required under the capital leases are as follows:

2005                                                   $ 52,548
2006                                                      2,864
2007                                                      2,864
2008                                                      2,864
2009                                                      1,910
                                                       --------
                                                         63,050
Less: amount representing interest                        7,617
                                                       --------
                                                         55,433
Less: current portion                                    45,683
                                                       --------
Long-term portion                                         9,750
                                                       ========

NOTE O - LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

                                                                   Eight Months  Four Months
                                                      Year Ended       ended         ended
                                                       June 30,       June 30,    October 31,
                                                         2004           2003          2002
                                                      -----------   -----------   -----------
Net (loss) income available to common shareholders   $ (7,278,769)  $  (609,081)  $     99,385
Basic and fully diluted loss per share               $      (0.27)  $     (0.02)  $       0.00
Weighted average common shares outstanding             27,263,050    27,183,467     27,183,467


                         GLOBAL DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE P - SUBSEQUENT EVENT

Subsequent to the balance sheet the Company entered into the two part financing agreement with Laurus Master Fund that provides for a $500,000 secured convertible note and $2,500,000 secured revolving note with an interest rate of WSJ Prime plus 3.0%. The note has a term of three years expiring on July 28, 2007. The note is collateralized with a first lien on all assets of the Company, which shall include, but not be limited to accounts receivable, inventory, equipment and general intangibles, subordination of notes payable to stockholders as well as a corporate guarantee of a subsidiary, and stocks pledged the stockholders of the Company.

Availability of the funds are based on accounts receivable at an advance rate of eligible accounts receivable. The determination by Laurus Master Fund of whether an account is an eligible U.S. account receivable shall include, without limitation, a review of cross-agings, customer credit worthiness, concentrations, contra accounts and dilution.

The fixed conversion price to convert the debt to equity will be equal to the average closing price for the ten days prior to closing of the transaction, provided that the fixed conversion price does not exceed 105% of the closing price on the date of closing.

Laurus has also been issued a seven-year warrants to purchase 1,111,111 shares of common stock of the Company at an exercise price of $1.07.

The Company is currently in default under the terms of both loan agreement.

On September 27, 2004, Laurus Funds and Global Digital entered into a standstill/forbearance agreement for a period of sixty days.

NOTE Q - GOING CONCERN

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company's current liabilities exceed its current assets by $3,974,069 as of June 30, 2004 during the years ended June 30, 2004 and 2003, the Company incurred losses from operations of $7,278,769 and $509,696, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On September 29, 2004, Global Digital's independent public accountants resigned.

Rubin, Brown, Gornstein and Co. LLP's reports on Global Digital and Pacific Comtel, Inc.'s financial statements for either of the past two years, June 30, 2002 and June 30, 2003 did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During Global Digital's two most recent fiscal years, June 30, 2002 and June 30, 2003, and the subsequent period through the date of resignation, July 1, 2003 through September 29, 2004, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304 (a)(1)(iv) of Regulation S-B.

(b) On September 29, 2004, the board of directors of Global Digital engaged the accounting firm of Russell Bedford Stefanou Mirchandani LLP as principal accountants of Global Digital for the fiscal year ended June 30, 2004. Global Digital did not consult Russell Bedford Stefanou Mirchandani, LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Global Digital's financial statements and neither written nor oral advice was provided that was an important factor considered by Global Digital in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph
(a) (1)(iv) of Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), who is also our President, and our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO/President and CFO believe:

                  (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

                  (ii) that our disclosure controls and procedures are effective.

         (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 8 B    OTHER INFORMATION

No current reports on Form 8-K Required.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of Common Stock will have the right to vote for Directors of the Corporation. The Board of Directors has primary responsibility for adopting and reviewing implementation of the business plan of the Corporation, supervising the development business plan, review of the officers' performance of specific business functions. The Board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the Corporation. Directors receive no cash compensation or fees for their services rendered in such capacity.

Effective September 9, 2004, Chairman of the Board, Richard Sullivan, along with board members Arthur Notterman and Garrett Sullivan resigned as directors. There were no disagreements between these directors and Global Digital on any matter relating to Global Digital's operations, policies or practices.

Effective September 22, 2004, William J. Delgado, executive vice president was appointed to the Board of Directors. Subsequently, Jerome C. Artigliere, President, CEO, COO and Director tendered his resignation from all positions within Global Digital. There were no disagreements between Mr. Artigliere and Global Digital on any matter relating to Global Digital's operations, policies or practices.

The Executive Officers and Directors are:

Name                            Position     Age              Term(s) of Office
----                            --------     ---              -----------------

William J. Delgado              CEO, COO     45               September 22, 2004
                                Director                              to present

Daniel McKelvey                 Director     38               September 24, 2004
                                                                      To present

Marcos T. Santos                Director     37               September 24, 2004
                                                                      To present

The Company's Bylaws provide for a minimum of three directors and a maximum of
11. Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Each executive officer holds office at the pleasure of the Board of Directors and until his or her successor has been elected and qualified. A brief background of each Director and Executive Officer is provided below:

William J. Delgado. Mr. Delgado was executive vice president of Global Digital Solutions, Inc., a Delaware company from January 2004 until its merger with Creative Beauty Supply, Inc. From September 2002 to January 2004, Mr. Delgado was chief executive officer and president of Pacific Comtel, Inc. From November 1991 to March 2002, Mr. Delgado was president of All Star Telecom/IFCI, Inc. As president, Mr. Delgado oversaw all phases of operating an engineering and construction corporation specializing in designing and installing fiber-optic, intelligent building, wide-area and enterprise wide area networks. This included financial planning, marketing, engineering and operations. Mr. Delgado earned a bachelor of science in applied economics from the University of San Francisco in 1989 and attended graduate studies in telecom management at Southern Methodist University from 1990-1991. Mr. Delgado has complete numerous technical and managerial courses through Pacific Bell, manufacturers and outside vendors.

Daniel McKelvey has over 15 years of experience in corporate finance, private equity and business consulting specializing in the technology and capital markets industries. He is a co-founder and manager member of Forte Capital Partners, a private equity firm based in San Francisco and focused on the technology and telecommunications industries. In 1996, Mr. McKelvey also co-founded and directed the investment banking practice of Forte Capital, a New York-based asset management firm with over $500 million in assets. Prior to that, he spent eight years working for Accenture (formerly Andersen Consulting) in their financial services practiced where he built equity trading and risk management systems. At Accenture, he worked with Donaldson Lufkin & Jenrette and Goldman Sachs in New York and The Capital Group in Los Angeles. He received a bachelor of science in mathematics and computer science with honors from the University of New Hampshire.

Marcos T. Santos has been a managing member of Forte Capital Partners from 1999 to present. From 1997-1998, Mr. Santos was the manager of the San Francisco Consulting Group, which provided business development, strategy and business integration projects at Fortune 500 companies. From 1991 -1997, Mr. Santos was a manager of Accenture. Mr. Santos obtained a bachelor of science in electrical engineering with an emphasis in computer science and a master of science in management science from Stanford University.

Effective September 22, 2004, William J. Delgado, executive vice president was appointed to the Board of Directors. Subsequently, Jerome C. Artigliere, President, CEO, COO and Director tendered his resignation from all positions within Global Digital. There were no disagreements between Mr. Artigliere and Global Digital on any matter relating to Global Digital's operations, policies or practices. Mr. Delgado will assume all roles previously held by Mr. Artigliere.

Indemnification. The Corporation shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Florida, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Corporation, or served any other enterprise as director, officer or employee at the request of the Corporation. The Board of Directors, in its discretion, shall have the power on behalf of the Corporation to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Corporation. Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Corporation, the Corporation has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Corporation of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE CORPORATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 10.   EXECUTIVE COMPENSATION

Since inception, the following cash compensation has been paid by the Corporation to its executive officers, during which there was one officer.

                                                                                   Long Term Compensation
                         Annual     Compensation                                  Awards          Payouts
 (a)                       (b)          (c)      (d)      (e)          (f)         (g)         (h)       (i)
                                                          Other                                          All
Name                                                     Annual     Restricted                 LTIP     Other
and                                                      Compen-      Stock      Options/      Pay-    Compen-
Principal                             Salary    Bonus    sation       Awards       SARs        Outs    sation
Position                  Year          ($)      ($)      ($)          ($)         ($)          ($)      ($)

William J. Delgado
President
CEO                       2002          N/A      N/A      N/A         N/A         N/A          N/A      N/A
                          2003          N/A      N/A      N/A         N/A         N/A          N/A      N/A
                          2004      $36,156      --       --          --          --           --       --

Jerome C. Artigliere
Past President
CEO, COO                  2002          N/A      N/A      N/A         N/A         N/A          N/A      N/A
                          2003          N/A      N/A      N/A         N/A         N/A          N/A      N/A
                          2004           --       --       --          --          --           --       --

         (1) Global entered into an employment agreement with Mr. Delgado for a period of three years commencing January 8, 2004 at an annual salary of $200,000. Mr. Delgado agreed to a covenant not to compete for one year following termination. Additionally, Mr. Delgado is eligible to participate in Global's stock option plan.

Board of Directors Compensation. Currently board members receive no special compensation for meetings or time incurred. Director liability insurance may be provided to all members of the Board of

Directors. No differentiation shall be made for any further compensation of "outside directors" and those officers of the Corporation serving in that capacity.

Stock Option Plan. The Corporation shall implement an employee stock option program. The specifics of the plan have yet to be determined.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tabulates holdings of shares of the Corporation by each person who, subject to the above, at the date of this prospectus, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Corporation individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

                            Shareholdings at Date of
                                   This Report
                                                            Percentage of
                                Number & Class(1)            Outstanding
Name and Address                  of Shares                 Common Shares
----------------                  ---------                 -------------

William J. Delgado                3,066,000                     11.20%
10370 Old Placerville Road
Suite 107
Sacramento, CA 95827

Daniel McKelvey                           0                      0.00%
201 Mission Street, Ste. 1930
San Francisco, CA 94105

Marco T. Santos                           0                      0.00%
4342 Leach Avenue
Oakland, CA 94602

All Directors & Officers
as a group (3 persons)            3,066,000                     11.20%

Richard J. Sullivan              11,500,000                     42.01%
6015 North Ocean Boulevard
Ocean Ridge, FL 33435

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
---------------------------------------

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest except for the following :

Certain Business Relationships
------------------------------

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

Indebtedness of Management
--------------------------

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

Transactions with Promoters
---------------------------

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

ITEM 13. EXHIBITS

         a) List of Exhibits attached or incorporated by reference pursuant to
Item 601 of Regulation S-B.

         EXHIBIT     DESCRIPTION
         -------     -----------

         31.1[+][+]  Certification of Chief Executive Officer/President Pursuant
                     to Rule 13a-14(a) and 15d-14(a).

         31.2[+][+]  Certification of Chief Financial Officer Pursuant to Rule
                     13a-14(a) and 15d-14(a).

         32.1[+][+]  Certification Pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2[+][+]  Certification Pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+) Previously filed.
(+)(+) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. We incurred aggregate fees and expenses of approximately $0.00 from Russell Bedford Stefanou Mirchandani LLP for the 2004 fiscal year and $123,000 from Rubin, Brown, Gornstein and Co. LLP for the 2003 fiscal year. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Russell Bedford Stefanou Mirchandani LLP for the 2004 fiscal year or Rubin, Brown, Gornstein and Co. LLP for the 2003 fiscal years, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Russell Bedford Stefanou Mirchandani LLP or Rubin, Brown, Gornstein and Co. LLP during fiscal 2004 or fiscal 2003, respectively. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2003 and 2004 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Russell Bedford Stefanou Mirchandani LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    November 22, 2004

Global Digital Solutions, Inc.

/s/ William J. Delgado
---------------------------------
By: William J. Delgado, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/ William J. Delgado          Principal Executive Officer   November 22, 2004
----------------------          Chief Financial Officer/
                                  Controller/Director

/s/ Daniel McKelvey                    Director               November 22, 2004
---------------------

/s/ Marcos T. Santos                   Director               November 22, 2004
---------------------

EXHIBIT 31.1

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
                       PURSUANT TO RULES 13A-14 AND 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

I, William J. Delgado, President and Chief Executive Officer of Global Digital Solutions, Inc.(the "Company"), certify that:

         I have reviewed this Annual Report on Form 10-KSB of the Company. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

         Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods, presented in the report.

         The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the periodic report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Annual Report based on such evaluation; and

         (c)disclosed in this Annual Report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

         The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

         (i)all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

         (ii)any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated:  November 22, 2004

/S/ William J. Delgado
-----------------------
William J. Delgado
Chief Executive Officer