Form 10QSB
period 2004-09-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2004-12-15
CIK 1011662

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
         ____________.

                        Commission file number 000-23661

                         GLOBAL DIGITAL SOLUTIONS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                      22-3392051
          ----------                                      -----------
   (State or jurisdiction of                   (IRS Employer Identification No.)
incorporation or organization)

                           10370 Old Placerville Road
                                    Suite 107
                          Sacramento, California 95827
                          ----------------------------
                    (Address of Principal Executive Offices)

                   Registrant's telephone number: 916-669-3982

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock: $.001 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

         As of December 8, 2004, the Registrant had 28,600,181 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         GLOBAL DIGITAL SOLUTIONS, INC.
                         ------------------------------

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2004

                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheet:
                    September 30, 2004

               Condensed Consolidated Statements of Losses:
                    Three Months Ended September 30, 2004 and 2003

               Condensed Consolidated Statements of Cash Flows:
                    Three Months Ended September 30, 2004 and 2003

               Notes to Condensed Consolidated Financial Statements:
                    September 30, 2004

     Item 2. Management Discussion and Analysis of Interim Financial Condition and Results of Operations

     Item 3. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of September 30 and for the three months September 30, 2004 and 2003 have been prepared by Global Digital Solutions, Inc..

                         GLOBAL DIGITAL SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

                                     ASSETS

Current Assets
  Cash And Cash Equivalents                                         $   211,751
  Accounts Receivable, Net                                            1,090,916
  Other Current Assets                                                  189,546
    Costs and estimated earnings in excess
     of billings on uncompleted contracts                                49,946
                                                                    ------------
 Total Current Assets                                                 1,542,159
 Property and Equipment - net                                           198,026
 Other Assets                                                           212,500
                                                                    ------------

    TOTAL ASSETS                                                      1,952,685
                                                                    ============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:

 Current Portion notes payable                                      $ 1,144,498
 Current Portion of capital leases                                       43,251
 Accounts Payable                                                     1,913,180
 Accrued Expenses                                                     1,584,005
 Billings in excess of Costs                                             24,501
                                                                    ------------
 Total Current Liabilities                                            4,709,435

 Notes Payable Long Term                                                  9,750
                                                                    ------------
 Total Liabilities                                                     4,719,185
Deficiency in Stockholders' Equity:
 Preferred stock, par value $.001 per share; authorized
   10,000,000 shares; $.001 par value, issued and
   outstanding shares
 Common Stock:  Authorized 100,000,000 shares; $.001 par value;
   Issued and outstanding 28,600,181 shares                              28,600
 Paid in Capital                                                      3,624,073
 Accumulated Deficit                                                 (6,419,173)
                                                                    ------------

Total Deficiency in Stockholders' Equity                             (2,766,500)
                                                                    ------------
    TOTAL LIABILITIES AND EQUITY                                    $ 1,952,685
                                                                    ============

 See accompanying notes to unaudited condensed consolidated financial statements


                             GLOBAL DIGITAL SOLUTIONS, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                      (UNAUDITED)

                                                            For The Three Months Ended
                                                                   September 30,
                                                                2004          2003
                                                            ------------   ------------
Revenue                                                     $ 1,873,218    $ 2,678,043
Cost of Sales                                               $   858,203    $ 3,149,001
                                                            ------------   ------------
Gross Profit                                                $ 1,015,015    ($  470,958)

Operating Expenses:
 Selling, General and Administrative                        $   968,815    $   725,819
 Depreciation And Amortization                              $   223,866    $    29,790
                                                            ------------   ------------
Total Operating Expenses                                    $ 1,192,681    $   755,609
                                                            ------------   ------------

(Loss) From Operations                                      ($  177,666)   ($1,226,567)
   Income tax (benefit)
Other Income and Expenses:
 Interest Expenses                                          $    56,303    $    82,391
                                                            ------------   ------------
 Total Other Income and Expenses                            $    56,303    $    82,391
                                                            ------------   ------------

Net Income (Loss)                                           ($  233,969)   ($1,308,958)
                                                            ============   ============

Net Income (Loss) per share (basic and assuming dilution)   ($.01)         ($.05)

Weighted Average Common Shares Outstanding                  27,388,086     27,388,086

    See accompanying notes to unaudited condensed consolidated financial statements


                         GLOBAL DIGITAL SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                           2004          2003
                                                        ----------    ----------
    NET CASH (USED IN) OPERATING ACTIVITIES             ($70,408)    $  43,333

    NET CASH (USED IN) INVESTING ACTIVITIES                    -             -

    NET CASH PROVIDED BY FINANCING ACTIVITIES           $ 251,440     $ 201,854

Net increase in cash                                    $ 175,047     $ 244,984

Cash, beginning of period                               $  36,704             0
                                                        ----------    ----------
Cash, end of period                                     $ 211,751     $ 244,984
                                                        ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements

                         GLOBAL DIGITAL SOLUTIONS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL
-------

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year June 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the June 30, 2004 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION
----------------------------------

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

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include Global Digital Solutions, Inc. and its wholly owned subsidiary, Pacific Comtel Monterey, Inc. All significant intercompany accounts and transactions have been eliminated upon consolidation.

RECLASSIFICATION
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

LIQUIDITY
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $ 233,969 and $ 1,308,958 during the three months ended September 30, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $ 1,994,920 as of September 30, 2004.

STOCK BASED COMPENSATION
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the subsequent periods. The Company did not grant any stock options and warrants to employees during the periods ended September 30, 2004 and 2003

NOTE B - LINE OF CREDIT

On July 28, 2004, the Company entered into the two part financing agreement with Laurus Mast Fund that provides for a $500,000 secured convertible note and $2,500,000 secured revolving note with an interest rate of WSJ Prime plus 3.0%. The note has a term of three years expiring on July 28, 2007. The note is collateralized with a first lien on all assets of the Company, which shall include, but not limited to accounts receivable, inventory, equipment and general intangibles, subordination of notes payable to stockholders as well as a corporate guarantee of a subsidiary, and stocks pledged the stockholders of the Company.

Availability of the funds are based on accounts receivable at an advance rate of eligible accounts receivable. The determination by Laurus Master Fund of whether an account is an eligible U.S. account receivable shall include, without limitation, a review of cross-aging, customer credit worthiness, concentrations, contra accounts and dilution.

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

The Company is currently in default under the terms of both loan agreements.

On September 27, 2004, Laurus Funds and Global Digital entered into a standstill/forbearance agreement for a period of sixty days.

On August 6, 2004 the Company paid off the outstanding line of credit with Commercial Capital Funding LLC.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share and 100,000, 000 shares of common stock, $0.001 par value per share. There are no preferred shares outstanding at September 30, 2004.

Pursuant to the Merger with Creative, the Company issued an aggregate of 23,879,817 shares of its common stock in exchange for all previously outstanding common stock owned by Global Delaware stockholders.

Pursuant to the Convertible Note Agreement, the Company issued 1,225,714 shares of Common Stock at $.35/share for consideration of $404,650. In addition, 1,225,714 common stock warrants at $.35/share were issued, as additional consideration per the Convertible Note Agreement. The Company has taken a charge of $306,428 for financing costs related to the Convertible Note Agreement. As previously discussed in Note B, Laurus Funds were granted 1,111,111 common stock warrants at $1.07/share. There are 28,600,181 shares of common stock issued and outstanding as of December 8, 2004.

NOTE D - WARRANTS AND STOCK OPTIONS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2004.

                            Warrants Outstanding                              Warrants Exercisable
                            --------------------                              --------------------
                                     Weighted Average        Weighed                       Weighted
                       Number     Remaining Contractual      Average         Number         Average
Exercise Prices     Outstanding        Life (Years)      Exercise Price    Exercisable   Exercise Price
---------------     -----------        ------------      --------------    -----------   --------------
    $ 2.00             100,000             4.5               $ 2.00           100,000       $ 2.00
      1.00             370,000             4.25                1.00           370,000         1.00
      1.07           1,111,111             7.0                 1.07         1,111,111         1.07
       .50           2,100,000             4.25                 .50         2,100,000          .50
       .35           1,225,714              .25                 .35         1,225,714          .35
                   -----------           ------              ------       -----------
                     4,906,825                               $  .35         4,906,825
                   ===========                               ======       ===========

Transactions involving the Company's warrant issuance are summarized as follows:

                                                Number of       Weighted Average
                                                 Shares         Price Per Share
                                               -----------        -----------
       Outstanding at July 1, 2003                     --         $       --
          Granted                                      --                 --
          Exercised                                    --                 --
          Canceled or expired                          --                 --
                                               -----------        -----------
       Outstanding at July 1,2004                      --         $       --
          Granted                               2,570,000                .63
          Exercised                                    --                 --
          Canceled or expired                          --                 --
                                               -----------        -----------
       Outstanding at June 30, 2004             2,570,000         $      .63
                                               ===========        ===========
          Granted                               2,336,825                .69
          Exercised                                    --                 --
          Canceled or expired                          --                 --
                                               -----------        -----------
       Outstanding at September 30, 2004        4,906,825         $      .66
                                               ===========        ===========

The Company did not grant any stock options and warrants to employees during the period ended September 30, 2004 and 2003. If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common shareholders and net loss per share would have been $(.01) and $(.01) for the period ended September 30, 2004 and $(.05) and $(.05) for the period ended September 30, 2003, respectively. The Company granted 2,336,825 of non-compensatory warrants with an intrinsic value of $306,428 during the period ended September 30, 2004. Accordingly, the Company charged $306,428 to operations in connection with the issuance of the warrants during the periods ended September 30, 2004.

NOTE D - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $233,969 and $1,308,958 during the three months ended September 30, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $1,994,920 as of September 30, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the discussion on forward-looking statements that follows this section.

OVERVIEW
--------

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties. There have been no material changes in our critical accounting estimates or our application of these estimates in 2004.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS
---------------------------------------------------------------------------
ENDED SEPTEMBER 30, 2003
------------------------

REVENUE

The Company's total revenue was $1,873,218 for the three-month period ended September 30, 2004 compared to $2,678,043 for the same period ended September 30, 2003, a decrease of $804,825, or 30%. The decrease in revenues is a result of lack of working capital to finance new and existing contracts.

GROSS PROFIT

The Company's gross profit was $1,015,015 or (64%) for the three months ended September 30, 2004 compared to $(470,958) or (-17.5)% for the three months ended September 30, 2003. Changes were made to the organizational structure and measures taken to increase profitability by operations. Management believes that the favorable gross margin attained during the quarter is a one time occurrence and is not indicative of future results and trends.

COSTS AND EXPENSES

Selling, general and administrative ("S G & A") expenses (without including depreciation and amortization which were not minimal) for the three-month period ended September 30, 2004 increased from $725,819 to $968,815, or 25%. The increase is due to increased legal and accounting fees incurred resulting from the private to public transition. Lack of Capital also caused interest rates to increase because of limited choices the company had to obtain financing.

INTEREST EXPENSE

The Company incurred $56,303 of interest expense during the three months ended September 30, 2004 compared to $82,391 during the three months ended September 30, 2003, a $26,088 decrease. The decrease is a result of a lower average loan balance and lower average interest rate during the period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2004, the Company had a working capital deficit of $502,253 The Company generated a deficit in cash flow from operations of $ 70,408 for the three month period ended September 30, 2004. The deficit in cash flow from operating activities for the three month period ended September 30, 2004 is primarily attributable to the Company's net loss from operations of $177,666, adjusted for depreciation and amortization expense of  $223,866

The Company met its cash requirements during the period through proceeds from the issuance of common stock subscribed of $429,150 and $263,622 of advances from officers and loan proceeds, net of loan repayments.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting our operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

CAPITAL EXPENDITURES AND COMMITMENTS

We do not anticipate the sale of any material property , plant or equipment during the next 12 months. Without substantial financial resources we do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

FORWARD-LOOKING STATEMENTS The statements in this Report relating to our expectations, including those relating to implementation of our new business model, our commencing new operations, our expected success in launching our new lines of business, our ability to raise capital and the adequacy of our working capital, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) general domestic and international economic and business conditions including political unrest, currency fluctuations and tariffs, (2) increased competition in our markets and products, (3) our investment bankers' ability to sell our securities and (4) our ability to commercialize our new services and attract customers for them.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

The independent auditor's report on the Company's June 30, 2004 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on this evaluation, Mr. William Delgado, our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

(b) CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

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

         Construction Supply, Inc. v. Pacific Comtel, Inc., San Diego Superior Court Case No. SN029730 (filed on October 1, 2004). Breach of contract case arising out of a materials purchase. The total amount in controversy is less than $5,000. Notice of Entry of Default filed November 11, 2004. The Company anticipates settling this case.

         F. Michael Allen v. Global Digital Solutions, Inc, Department of Industrial Relations Case No. 10-55387 LF (filed October 8, 2004) Labor Board claim arising out of the alleged failure to make reimbursement payments and alleged failure to deliver final paycheck in a timely basis. Hearing scheduled in front of Labor Board in January 2005. The total amount in controversy is less than $15,000. Settlement negotiations are ongoing. The Company plans to contest the amount in dispute and any penalties.

         In the ordinary course of business, the Company may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) None.

     (b) None.

     (c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended September 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                               ISSUER PURCHASES OF EQUITY SECURITIES

Period                 (a)                (b)                     (c)                               (d)
                 Total Number of     Average Price    Total Number of Shares (or       Maximum Number (or Approximate
                Shares (or Units)   Paid per Share    Units) Purchased as Part of    Dollar Value) of Shares (or Units)
                    Purchased)         (or Unit)      Publicly Announced Plans or   that May Yet Be Purchased Under the
                                                             Programs (1)                  Plans or Programs (1)
07/01/04-07/31/04       0                 $0                       0                                 0
08/01/04-08/31/04       0                 $0                       0                                 0
09/01/04-9/30/04        0                 $0                       0                                 0

(1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

     (a) Exhibits

          31.1 Certification of CEO and CFO

          32.1 Section 1350 Certification by CEO and CFO

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLOBAL DIGITAL SOLUTIONS, INC.
                                        (Registrant)

Date: December 14, 2004                 /s/ Wiliam J. Delgado
-----------------------                 ----------------------------------------
                                        William J. Delgado
                                        Chief Executive Officer and Chief
                                        Financial Officer