Form 10QSB
period 2004-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2005-03-18
CIK 1011662

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

                               (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER
31, 2004

                                   OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      TO                 .

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

               Registrant's telephone number: 916-640-1832

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

As of February 18, 2005, the Registrant had 29,826,323 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]
                                                           No [X]

                     GLOBAL DIGITAL SOLUTIONS, INC.
                     ------------------------------

          Quarterly Report on Form 10-QSB for the Quarterly
                  Period Ending December 31, 2004

                          Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet:
            December 31, 2004

         Condensed Consolidated Statements of Losses:
            Three and Six Months Ended December 31, 2004 and 2003

         Condensed Consolidated Statements of Cash Flows:
            Six Months Ended December 31, 2004 and 2003

         Notes to Condensed Consolidated Financial Statements:
            December 31, 2004 and 2003

     Item 2. Management Discussion and Analysis of Interim
         Financial Condition and Results of Operations

     Item 3. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits

                     GLOBAL DIGITAL SOLUTIONS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET
                           December 31, 2004
                              (Unaudited)

Current assets:
  Cash and cash equivalents                                $   16,920
  Accounts receivable, net                                  1,249,349
  Other current assets                                          7,500
  Inventory                                                     1,200
  Costs in Excess of Billings                                  28,262
                                                           ----------
    Total current assets                                    1,303,231

Property, plant and equipment, net of accumulated
  depreciation and amortization                               185,313

Other assets                                                   15,814
                                                           ----------
    TOTAL ASSETS                                           $1,504,358
                                                           ==========


Current liabilities:
  Current portion of notes payable                         $1,295,423
  Current portion of capital leases                            43,251
  Accounts payable                                          2,965,085
  Accrued expenses                                            491,761
  Billings in Excess of Costs                                  19,626
                                                           ----------
    Total current liabilities                               4,815,146
                                                           ----------
            Total Liabilities                               4,815,146
                                                           ----------

Stockholders' Equity:
  Preferred stock,  $0.001 per share, 10,000,000
   shares  authorized;  shares issued and outstanding               -
  Common stock,  authorized 100,000,000 shares;
   $0.001 par value, 29,826,323 issued and outstanding         29,826
  Additional paid in capital                                4,696,566
  Accumulated deficit                                      (8,037,180)
                                                           ----------
    Total deficiency in Stockholders' Equity               (3,310,788)
                                                           ----------
    TOTAL LIABILITIES AND EQUITY                           $1,504,358
                                                           ==========





The accompany notes form an integral part of these consolidated condensed financial statements.

                     GLOBAL DIGITAL SOLUTIONS, INC.
               CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                             (Unaudited)

                                        For the Three Months       For the Six Months
                                         Ended December 31,        Ended December 31,
                                         2004         2003         2004         2003
                                      ----------   ----------   ----------   ----------
Revenue                                  396,988    3,311,717    2,270,206    5,989,760

Cost of sales                            352,023    2,318,860    1,210,226    5,467,861
                                      ----------   ----------   ----------   ----------
Gross profit                              44,965      992,857    1,059,980      521,899

Selling, general and administrative
 expenses                                762,576      743,024    1,731,391    1,439,053
Depreciation and amortization            225,213       29,790      449,079       59,580
                                      ----------   ----------   ----------   ----------
    Total operating expenses             987,789      772,814    2,180,470    1,498,633
                                      ----------   ----------   ----------   ----------

Income (Loss) from operations           (942,824)     220,043   (1,120,490)    (976,734)

Interest expense                         675,183       58,367      731,486      140,758
                                      ----------   ----------   ----------   ----------
Net Loss                              (1,618,007)     161,676   (1,851,976)  (1,117,492)
                                      ==========   ==========   ==========   ==========

Basic and diluted loss per
 common share                            ($0.05)        $0.01       ($0.07)      ($0.04)
                                      ==========   ==========   ==========   ==========

Weighted average common shares
 outstanding                          29,585,440   27,374,467   28,486,763   27,374,467
                                      ==========   ==========   ==========   ==========





The accompany notes form an integral part of these consolidated condensed financial statements.

                     GLOBAL DIGITAL SOLUTIONS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)

                                                 For the Six Months
                                                 Ended December 31,
                                                 2004         2003
                                              ----------   ----------
Net income (loss)                            $(1,851,976) $(1,117,492)

Adjustment to reconcile net loss to cash
provided by (used in) in operating activities
  Amortization of discount on note payable       494,569            -
  Depreciation and amortization                  449,079       59,580
  Issuance of stock warrants for service         374,000            -
  Interest and loan fees                         236,917            -
  Issuance cost of convertible note              302,333            -
  Changes in assets and liabilities
    Accounts receivable                       (1,874,444)   1,149,718
    Inventory                                     (1,200)     (12,824)
    Other current assets                         211,110            -
    Costs in excess                              140,050      806,470
    Deposits and other assets                     69,748      (40,938)
    Accounts payable                             600,457     (462,294)
    Other current liabilities                   (598,038)           -
    Billing in excess                           (137,259)     257,101
                                              ----------   ----------
Net cash provided by (used in)
in operating activities                       (1,584,654)     639,321
                                              ----------   ----------

Cash flow from Investing Activities
  Purchase of property and equipment                   -       (5,116)
                                              ----------   ----------
Net cash provided by (used in) in
investing activities                                   -       (5,116)
                                              ----------   ----------

Cash flow from Financing Activities
  Stock sold for cash                            429,000       (4,117)
  Stock sold for cash upon warrant exercise      205,150            -
  Proceeds from (repayment of) line of credit    580,429   (1,547,211)
  Proceeds from (repayment of) notes payable
   and capital leases                            350,921       (1,626)
  Borrowings under receivables factoring
   arrangement                                         -      712,687
   Advances from (repayments to) Jetcom, Inc.          -     (124,301)
   Capital contribution by Jetcom, Inc.                -      500,000
                                              ----------   ----------
Net cash provided by (used in) in
financing activities                           1,565,500     (464,568)
                                              ----------   ----------
Net Increase (Decrease) in cash                  (19,154)     169,637

                     GLOBAL DIGITAL SOLUTIONS, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS  (Continued)
                             (Unaudited)

                                                 For the Six Months
                                                 Ended December 31,
                                                 2004         2003
                                              ----------   ----------
Cash and cash equivalents at Beginning of year   36,074             -
                                              ----------   ----------
Cash and cash equivalents at End of year      $   16,920   $  169,637
                                              ==========   ==========
Cash paid during the period for:
  Interest                                    $        -   $        -
                                              ==========   ==========
  Taxes                                       $        -   $        -
                                              ==========   ==========

Supplemental disclosure of non-cash transactions:
  Amortization of discount on note payable
   associated with Beneficial conversion
   feature                                    $  494,569   $        -
                                              ==========   ==========
  Interest imputed on note payable            $   81,650   $        -
                                              ==========   ==========
  Issuance cost associated with
   convertible note                           $  302,333   $        -
                                              ==========   ==========
  Shares issued for services                  $  640,000   $        -
                                              ==========   ==========





The accompany notes form an integral part of these consolidated condensed financial statements.

                     GLOBAL DIGITAL SOLUTIONS, INC.
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004
                              (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and six-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year June 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the June 30, 2004 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

Business And Basis Of Presentation
----------------------------------

Global Digital Solutions, Inc. (the "Company"), formerly Creative
Business Solutions, Inc., was formed on August 25, 1995 under the laws of the state of New Jersey. The Company is engaged in the sale, servicing and installation of integrated data and voice communications systems to commercial and industrial users.

During the period November 1, 2002 through February 23, 2004 the
Company completed a two business combinations and corporate restructure (see Note B).

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

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $ 1,851,976 and $1,117,492 during the six months ended December 31, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $3,511,915 as of December 31, 2004.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the subsequent periods. The Company did not grant any stock options and warrants to employees during the periods ended December 31, 2004 and 2003.

During the three months ended December 31, 2004, the Company issued 640,000 shares of common stock to consultants for services rendered during the period. The Company charged the fair market value of $374,000 to operations during the three months ended December 31, 2004.


NOTE B - LINE OF CREDIT

On July 28, 2004, the Company entered into the two part financing agreement with Laurus Master Fund (the "Laurus Agreement") that provides for a $500,000 secured convertible note and $2,500,000 secured revolving note with an interest rate of WSJ Prime plus 3.0 percent.
The interest rate increases by 2 percent should the Company enter into a condition of default of the note. The note has a term of three years expiring on July 28, 2007. The note is collateralized with a first lien on all assets of the Company, which shall include, but not limited to accounts receivable, inventory, equipment and general intangibles, subordination of notes payable to stockholders as well as a corporate guarantee of a subsidiary, and stocks pledged the stockholders of the Company.

Availability of the funds are based on accounts receivable at an advance rate of eligible accounts receivable. The determination by Laurus Master Fund of whether an account is an eligible U.S. account receivable shall include, without limitation, a review of cross-aging, customer credit worthiness, concentrations, contra accounts and dilution.

The initial fixed conversion price to convert the debt to equity was $0.85 per share. Since the Laurus convertible note was executed when the price of the Company's common stock Was $0.81 per share, there was no beneficial conversion feature inherent in the Laurus convertible note at the time of execution. The initial conversion price is subject to change should the Company issue shares of common stock at a price below the initial conversion price. Subsequent to the date of the loan, the Company issued shares of common stock at a price of $0.35 per share, and the conversion price of the Laurus convertible note was reduced to $0.35. This resulted in a beneficial conversion feature with a value of $494,569. This amount has been charged to interest expense during the three months ended December 31, 2004.

Laurus has also been issued a seven-year warrant to purchase 1,111,111 shares of common stock of the Company at an exercise price of $1.07.

The Company is currently in default under the terms of both loan agreements.

On September 27, 2004, Laurus Funds and Global Digital entered into a standstill/forbearance agreement for a period of sixty days. At March 11, 2005, Laurus and Global Digital are in the process of negotiating a settlement to the default situation.


NOTE C - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share and 100,000,000 shares of common stock, $0.001 par value per share. There are no preferred shares outstanding at December 31, 2004.

Pursuant to the Merger with Creative, the Company issued an aggregate of 23,879,817 shares of its common stock in exchange for all previously outstanding common stock owned by Global Delaware stockholders.

Pursuant to the Laurus Agreement, the Company issued 1,225,714 shares of Common Stock at $0.35 per share for consideration of $429,000. In addition, 1,225,714 common stock warrants at $0.35 per share were issued as additional consideration pursuant to the Laurus Agreement. The Company has charged the amount of $302,333 for financing costs related to the Laurus Agreement. As previously discussed in Note B, Laurus Funds were granted warrants to purchase 1,111,111 shares of common stock at $1.07/share.

During the thee months ended December 31, 2004, warrants were exercised representing 586,142 shares of common stock at $0.35 per share for total consideration of $205,150.

Also during the three months ended December 31, 2004, the Company issued 640,000 shares of common stock with a fair value of $374,000 to consultants for services rendered during the period. The shares issued to the consultants and employees were based upon the value of the services received, which did not differ materially from the value of the stock issued.

There are 29,826,323 shares of common stock issued and outstanding as of February 18, 2005.


NOTE D - WARRANTS AND STOCK OPTIONS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2004.

                            Warrants Outstanding         Warrants Exciseable
                                Weighted
                                 Average        Weighted                      Weighted
                                Remaining        Average                       Average
Exercisable         Number     Contractual      Exercise        Number        Exercise
 Prices         Outstanding    Life (Years)       Price       Exercisable       Price
------------   ------------   ------------   ------------   ------------   ------------
 $      2.00        100,000           4.50   $       2.00        100,000   $       2.00
        1.00        370,000           4.25           1.00        370,000           1.00
        1.07      1,111,111           7.00           1.07      1,111,111           1.07
        0.50      2,100,000           4.25           0.50      2,100,000           0.50
        0.35        639,572           0.10           0.35        639,572           0.35
------------   ------------   ------------   ------------   ------------   ------------
                  4,320,683                  $       0.70      4,320,683
                   ===========               ============   ============

Transactions involving the Company's warrant issuance are summarized as follows:
                                                            Weighted
                                                             Average
                                               Number of    Price Per
                                                Shares        Share
                                              ----------   ----------
Outstanding at July 1, 2003                            -   $        -
   Granted                                             -            -
   Exercised                                           -            -
   Canceled or expired                                 -            -
                                              ----------   ----------
Outstanding at July 1,2004                             -   $        -
   Granted                                     2,570,000         0.63
   Exercised                                           -            -
   Canceled or expired                                 -            -
                                             -----------   ----------
Outstanding at June 30, 2004                   2,570,000   $     0.63
                                             ===========   ==========
   Granted                                     2,336,825         0.69
   Exercised                                           -            -
   Canceled or expired                                 -            -
                                              ----------   ----------

Outstanding at September 30, 2004              4,906,825   $     0.66
                                              ==========   ==========
   Granted                                                          -
   Exercised                                     586,142         0.35
   Canceled or expired                                 -            -
                                              ----------   ----------
Outstanding at December 31, 2004               4,320,683         0.70
                                              ==========   ==========

The Company did not grant any stock options and warrants to employees during the period ended December 31, 2004 and 2003. If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common shareholders and net loss per share would have been $(.01) and $(.01) for the period ended December 31, 2004 and $(.05) and $(.05) for the period ended December 31, 2003, respectively. The Company granted 2,336,825 of non-compensatory warrants with an intrinsic value of $302,333 during the period ended September 30, 2004. Accordingly, the Company charged $302,333 to operations in connection with the issuance of the warrants during the periods ended December 31, 2004.


NOTE D - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $1,851,976 and $1,117,492 during the six months ended December 31, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $ 3,511,915 as of December 31, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of December 31, 2004 and for the three-month and six-month periods ended December 31, 2004 and 2003 have been prepared by Global Digital Solutions, Inc.

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

OVERVIEW

Critical Accounting Estimates
-----------------------------

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2004 TO THE THREE MONTHS ENDED DECEMBER 31, 2003

Revenue
-------

The Company's total revenue was $396,988 for the three-month period ended December 31, 2004 compared to $3,311,717 for the same period ended December 31, 2003, a decrease of $2,914,729, or 88 percent. The decrease in revenues is a result of lack of working capital to finance new and existing contracts, and as a result has caused a contraction of the Company's revenue generating activities.

Gross Profit
------------

The Company's gross profit was $44,965 or (11 percent of sales) for the three months ended December 31, 2004 compared to $992,857 (or 30 percent of sales) for the three months ended December 31, 2003. During the period changes were made to the Company's organizational structure and measures undertaken to mitigate the effects of the deterioration of the Company's financial condition. Management believes that the favorable gross margin attained during the quarter is a one time occurrence, resulting from an adjustment to previously recorded contract costs, and is not indicative of future results and trends.

Sales, General and Administrative Expenses
------------------------------------------

Sales, general and administrative ("SG&A") expenses (excluding depreciation and amortization) for the three months ended December 31, 2004 were $762,576, an increase of $19,552 or 3 percent compared to $743,024 for the three-month period ended December 31, 2003. The increase is due to increased legal and accounting fees incurred resulting from the private to public transition. Lack of capital also caused interest rates to increase because of limited choices the company had to obtain financing.

Depreciation and Amortization expense
-------------------------------------

Depreciation and amortization expense was $225,213 for the three months ended December 31, 2004, an increase of $195,423 or 656 percent compared to $29,790 for the three months ended December 31, 2003. The increase is due primarily to a charge of $213,000 for the write-off of intangible assets.

Interest Expense and Finance Charges
------------------------------------

The Company incurred $675,186 of interest expense and finance charges during the three months ended December 31, 2004 compared to $58,367 during the three months ended December 31, 2003, a $616,816 increase. The increase is due primarily to the $494,569 value assigned to the beneficial conversion feature inherent in the Laurus convertible note, and to higher debt balances and to penalties and charges on the Laurus credit line. The Company has accrued penalties of $63,123 through December 31, 2004 for failing to file a registration statement for the common stock underlying the Laurus convertible note.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2004 TO THE SIX MONTHS ENDED DECEMBER 31, 2003

Revenue
-------

The Company's total revenue was $2,270,206 for the six-month period ended December 31, 2004 compared to $5,989,760 for the same period ended December 31, 2003, a decrease of $3,719,554, or 62 percent. The decrease in revenues is a result of lack of working capital to finance new and existing contracts, and as a result has caused a contraction of the Company's revenue generating activities.

Gross Profit
------------

The Company's gross profit was $1,059,980 or (47 percent of sales) for the six months ended December 31, 2004 compared to $521,899 (or 9 percent of sales) for the six months ended December 31, 2003. Changes were made to the organizational structure and measures were undertaken to mitigate the effects of the deterioration of the Company's financial condition. Management believes that the favorable gross margin attained during the quarter is a one time occurrence, resulting from an adjustment to previously recorded contract costs, and is not indicative of future results and trends.

Sales, General and Administrative Expenses
------------------------------------------

SG&A expenses (excluding depreciation and amortization) were $1,804,391 for the six months ended December 31, 2004, an increase of $365,338 or 25 percent compared to $1,439,053 for the six-month period ended
December 31, 2003. The increase is due to increased legal and accounting fees incurred resulting from the private to public transition. Lack of capital also caused interest rates to increase because of limited choices the company had to obtain financing.

Depreciation and Amortization expense
-------------------------------------

Depreciation and amortization expense was $449,079 for the six months ended December 31, 2004, an increase of $389,499 or 654 percent compared to $59,580 for the six months ended December 31, 2003. The increase is due primarily to a charge of $425,000 for the write-off of intangible assets.

Interest Expense and Finance Charges
------------------------------------

The Company incurred $731,486 of interest expense during the six months ended December 31, 2004 compared to $140,758 during the six months ended December 31, 2003, an increase of $590,728. The increase is due primarily to the $494,569 value assigned to the beneficial conversion feature inherent in the Laurus convertible note. Additional causes of the increase in interest expense include higher debt balances, and penalties and charges on the Laurus credit line. The Company has accrued penalties of $63,123 through December 31, 2004 for failing to file a registration statement for the common stock underlying the Laurus convertible note.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had a working capital deficit of $3,511,915. The Company generated a deficit in cash flow from operations of $1,584,654 for the six month period ended December 31, 2004. The deficit in cash flow from operating activities for the six month period ended December 31, 2004 is primarily attributable to the Company's net loss from operations of $1,357,407.

The Company met its cash requirements during the period through proceeds from the issuance of common stock subscribed of $429,150, proceeds from line of credit of $580,429, proceeds from notes payable of $350,921, and cash from the exercise of warrants of $205,150.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) During the thee months ended December 31, 2004, warrants were exercised representing 586,142 shares of common stock at $0.35 per share for total consideration of $205,150. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

(b) None.

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, , 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

          ISSUER PURCHASES OF EQUITY SECURITIES

Period          (a)                 (b)               (c)                 (d)
                                                Total Number of     Maximum Number (or
                                                Shares (or Units)   Approximate Dollar
                                                Purchased as Part   Value) of Shares
           Total Number of     Average Price    of Publicly          that May Yet Be
           Shares (or Units)   Paid Per Share   Announced Plans     Purchased Under the
             Purchased)         (or Unit)       or Programs (1)     Plans or Programs (1)
           ----------------    --------------   ----------------    ---------------------
07/01/04-
  07/31/04         0              $   0                  0                   0
08/01/04-
  08/31/04         0              $   0                  0                   0
09/01/04-
  9/30/04          0              $   0                  0                   0


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


                         GLOBAL DIGITAL SOLUTIONS, INC.
                                  (Registrant)



DATE: March 17, 2005                    /S/ WILIAM J. DELGADO
-----------------------                 -----------------------------
                                        WILLIAM J. DELGADO
                                        CHIEF EXECUTIVE OFFICER AND
                                        CHIEF FINANCIAL OFFICER