Form 10-Q
period 2013-09-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2013-10-22
CIK 1011662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 000-26361
Global Digital Solutions, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	22-3392051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 South Flagler Drive, Suite 800 West West Palm Beach, FL 33401	(561) 515-6163
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 18, 2013 is as follows:
Class	Number of Shares
Common Stock: $0.001 Par Value	91,608,117

GLOBAL DIGITAL SOLUTIONS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unuadited)

	September 30,	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$1,006,285	$385,141
Notes receivable	1,193,741	-
Prepaid expenses	160,572	-
Total current assets	2,360,598	385,141

Assets of discontinued operations	-	395,133
Deposits	198	-
Total assets	$2,360,796	$780,274

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$29,179	$155
Accrued expenses	168,394	191,344
Convertible notes payable	504,309	504,309
Notes payable	25,000	117,600
Total current liabilities	726,882	813,408

Liabilities of discontinued operations	-	33,974

Total Liabilities	726,882	847,382

Commitments and Contingencies (Note 6)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 175,000,000 and 100,000,000 shares authorized, 91,608,117 and 52,263,451 shares issued and outstanding	91,609	52,264
Additional paid-in capital	14,467,107	7,326,336
Accumulated deficit	(12,924,802)	(7,561,122)
Total Global Digital Solutions, Inc. stockholders' equity (deficit)	1,633,914	(182,522)
Non-controlling interest	-	115,414
Total stockholders’ equity (deficit)	1,633,914	(67,108)

Total liabilities and stockholders' equity (deficit)	$2,360,796	$780,274

See the accompanying notes to condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	300

Gross profit (loss)	-	-	-	(300)

Operating expenses
Selling, general and administrative expenses	2,399,223	112,785	4,446,917	256,636
Other (income)/expense
Gain on extinguishment of debt	(31,712)	-	(31,712)	-
Interest income	(18,623)	-	(30,944)	-
Interest expense	-	-	708,198	-
Total costs and expenses	2,348,888	112,785	5,092,459	256,636

Loss from continuing operations before provision for income taxes	(2,348,888)	(112,785)	(5,092,459)	(256,936)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(2,348,888)	(112,785)	(5,092,459)	(256,936)

Loss from discontinued operations	-	(53,100)	(271,221)	(282,774)

Net loss	(2,348,888)	(165,885)	(5,363,680)	(539,710)

Loss attributable to the non-controlling interest	-	(26,019)	-	(132,658)

Net loss attributable to Global Digital Solutions, Inc.	$(2,348,888)	$(139,866)	$(5,363,680)	$(407,052)

Loss per common share attributable to Global Digital Solutions, Inc. common stockholders - basic and diluted:
Loss from continuing operations	$(0.03)	$(0.00)	$(0.07)	$(0.01)
Loss from discontinued operations	-	-	-	(0.01)
Loss attributable to the non-controlling interest	-	-	-	-
Net loss	$(0.03)	$(0.00)	$(0.08)	$(0.01)

Shares used in computing net loss per share:
Basic and diluted	88,827,524	48,389,442	68,674,770	43,077,547

See the accompanying notes to condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Operating Activities
Net loss	$(5,363,680)	$(539,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock- based compensation expense	2,984,797	-
Debt guaranty settled by issuing common stock	360,000	-
Common stock issued in payment of services	542,732	15,000
Amortization of debt discount	676,487	-
Changes in operating assets and liabilities:
Prepaid expenses	(160,572)	-
Accounts payable	29,024	123,332
Accrued expenses	(22,950)	-
Cash provided by discontinued operations	245,745	168,979
Net cash used in operating activities	(708,417)	(232,399)

Investing Activities
Loans to Airtronic USA, Inc.	(1,193,741)	-
Deposits	(198)	-
Net cash used in investing activities	(1,193,939)	-

Financing Activities
Proceeds from the sale of common stock	1,916,100	75,000
Proceeds from the exercise of warrants	300,000	-
Proceeds from short-term debt	374,900	195,000
Payments on short-term debt	(67,500)	(35,000)
Net cash provided by financing activities	2,523,500	235,000

Net increase in cash and cash equivalents	621,144	2,601

Cash and cash equivalents at beginning of year	385,141	668

Cash and cash equivalents at end of period	$1,006,285	$3,269

Supplementary disclosure of non-cash investing and financing activities
Debt settled with shares of common stock	$750,000	$-
Purchase of Bronco with shares of common stock	-	150,116

See the accompanying notes to condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012

Note 1 – Organization and History, Liquidity and Summary of Significant Accounting Policies

Organization and History

Effective as of March 23, 2004, Creative Beauty Supply, Inc., ("Creative"), a New Jersey corporation that was incorporated on August 28, 1995, acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global. Creative changed its name to Global Digital Solutions, Inc. (“We” or the “Company). The Company disposed of its pre-merger assets and liabilities and succeeded to the business of Global. Although Creative was the legal acquiror, Global became the accounting acquiror of the Company for financial statement purposes. On January 8, 2004, Global acquired Pacific ComTel, Inc., a company that provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies.

Our mission was to target the United States government contract marketplace for audio and video services. The U.S. government and commercial marketplaces have budgeted over the long term to upgrade existing telephony, computer, and outsourcing systems across the spectrum of communications, security, and services marketplace segments. Due to significant capital constraints, we wound down the majority of our operations in June of 2005, but continued to operate a small operations team in Northern California.

We changed our fiscal year end from June 30 to December 31 in June, 2009.

On January 1, 2012, we acquired a 51% stake in Bronco Communications, LLC, a Nevada limited liability corporation (“Bronco”), operating in Nevada-California as a regional telecommunications subcontractor located in Folsom, California from a related party. On May 1, 2012, with the support of our major shareholders, we made the decision to wind down and discontinue our operations in the telecommunications area, including the operations of Bronco, and refocus our efforts in the area of small arms manufacturing, knowledge-based and culturally attuned social consulting and security-related solutions in unsettled areas. We continued to operate Bronco through December 31, 2012, although we reflected its results of operations as discontinued operations in the accompanying financial statements. On January 1, 2013 we disposed of our interest in Bronco and no longer hold any interest in Bronco Communications.

In December 2012 we incorporated GDSI Florida LLC, and in January 2013 we incorporated Global Digital Solutions, LLC, both Florida limited liability companies.

Liquidity

We have sustained losses and experienced negative cash flows from operations since inception and at September 30, 2013 had an accumulated deficit of $12,924,802, cash and cash equivalents of $1,006,285, working capital of $1,633,716 and stockholders’ equity of $ 1,633,914. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of our core business. Management’s plans in order to meet our operating cash flow requirements include (i) financing activities such as private placements of common stock, and issuances of debt and convertible debt instruments, (ii) the establishment of strategic relationships which we expect will lead to the generation of additional revenue or acquisition opportunities and (iii) the acquisition of businesses in the areas of small arms manufacturing, knowledge-based and culturally attuned social consulting and security-related solutions in unsettled areas.

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our independent registered accounting firm has expressed, at December 31, 2012, substantial doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue the acquisition of Airtronic as described elsewhere in this Form 10-Q. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue its business.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012

The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the our annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in our Form 10/A filed with the Securities and Exchange Commission on October 7, 2013.

Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and our majority-owned subsidiary. The non-controlling interest at December 31, 2012 represents the 49% of the outstanding voting stock of Bronco not owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of Bronco are included in discontinued operations in our 2012 consolidated financial statements.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally acceptable (“GAAP”) in the United States of America (“U.S.”) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, fair values of financial instruments, useful lives of property and equipment, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Non-Controlling Interest
The Company owned 51% of the outstanding stock of Bronco at December 31, 2012 and disposed of this interest effective January 1, 2013. The financial information related to Bronco was consolidated into our financial statements in 2012, which included an accounting for non-controlling interest.

Debt Issued with Warrants
We account for the issuance of debt and related warrants by allocating the debt proceeds between the debt and warrants based on the relative estimated fair values of the debt security without regard for the warrants and the estimated fair value of the warrants themselves. The amount allocated to the warrants would then be reflected as both an increase to equity, and as a debt discount that would be amortized over the term of the debt. However, in circumstances where warrants must be accounted for as a liability, the full estimated fair value of the warrants is established as both a liability and a debt discount. In some cases, if the value of the warrants is greater than the principal amount received, an immediate interest expense charge is recorded for the excess.

In accounting for convertible debt instruments, the proceeds from issuance of the convertible notes are first allocated between the convertible notes and the warrants. If the amount allocated to convertible notes results in an effective per share conversion price less than the fair value of our common stock on the date of issuance, the intrinsic value of this beneficial conversion feature is recorded as a further discount to the convertible debt with a corresponding increase to additional paid in capital.

Provision for Income Taxes
Income taxes are calculated based upon the asset and liability method of accounting.  Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow for recognition of such an asset.  In addition, realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the recognition of tax benefits recorded in the financial statements, if any, is based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012

Subsequent Events
We evaluate events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure.

Stock Based Compensation
We adopted the fair value recognition provisions of ASC 718, "Compensation – Stock Compensation”.  Under the fair value recognition provisions, we are required to measure the cost of employee services received in exchange for share-based compensation measured at the grant date fair value of the award.  Compensation expense is recorded for all share-based awards granted to either non-employees, or employees and directors on or after January 1, 2013.  Accordingly, compensation expense of $1,921,410 and $2,984,797 for vesting of common stock, restricted stock grants and warrants to consultants and officers and directors is recorded in the accompanying statements of operations for the three and nine-month periods ended September 30, 2013. We had no such expense in 2012.

We account for the issuance of equity instruments (including warrants) to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Application of New or Revised Accounting Standards
On April 5, 2012, the Jump-Start Our Business Startups Act (the JOBS Act) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an "emerging growth company." As an emerging growth company we have elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Note 2 – Financial Instruments

Cash and Cash Equivalents
We  classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of September 30, 2013 and December 31, 2012, the we had uninsured cash amounts.

Our cash and cash equivalents at September 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Cash in bank	$1,006,285	$385,141
Cash and cash equivalents	$1,006,285	$385,141

Note 3 - Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

Level 1 - Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable directly or indirectly.

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

We had no Level 1, Level 2 or Level 3 assets or liabilities at September 30, 2013 and December 31, 2012.

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012

We maintain deposit balances at various financial institutions that, from time to time, may exceed federally insured limits. As of September 30, 2013 and December 31, 2012, we had deposits in excess of the federally insured limit of $250,000. We maintained this balance with a high quality financial institution, which we believe limits this risk.

Note 4 – Notes Receivable

On October 22, 2012, we entered into a Debtor In Possession Note Purchase Agreement (“Bridge Loan”) with Airtronic. We agreed to lend Airtronic up to a maximum of $2,000,000, with an initial advance of $750,000 evidenced by an 8¼% Secured Promissory Note with an original principal amount of $750,000 made by Airtronic in favor of the Company (the “Original Note”) and a Security Agreement securing all of Airtronic’s assets. As of December 31, 2012 we had not advanced any funds to Airtronic under the Bridge Loan and Original Note. The Original Note bears interest at 8¼% per annum, is secured by all of Airtronic’s assets and, unless an event of default shall have previously occurred and be continuing, the full amount of principal and accrued interest under the note shall be due and payable on the date the Bankruptcy Court has discharged the Airtronic bankruptcy case. In March 2013, the Company and Airtronic amended the Bridge Loan to provide for a maximum advance of up to $700,000 in accordance with draws submitted by Airtronic and approved by the Company in accordance with the budget set forth in the amendment.  On June 26, 2013, we agreed to a second modification of the Bridge Loan agreement with Airtronic, and agreed to loan Airtronic up to an additional $550,000 under the Bridge Loan.  On August 5, 2013, we entered into the Second Bridge Loan Modification and Ratification Agreement, a new 8¼% secured promissory note for $550,000 (the “New Note”), and a Security Agreement with the CEO of Airtronic, securing certain intellectual property for patent-pending applications and trademarks that were registered in her name.  On October 10, 2013 we agreed to a third modification of the Bridge Loan agreement with Airtronic, and agreed to loan Airtronic up to an additional $200,000 under the Bridge Loan.  See Note 13 – Subsequent Events.

Note 5 – Notes Payable

Convertible Notes
Convertible notes payable at September 30, 2013 and December 31, 2012 consisted of the following:

Type	Collateral (If any)	Interest Rate	Monthly Payment	Maturity	2013	2012
Laurus Master Fund	None	0.00%	$-	May-13	$504,309	$504,309

Throughout 2004, we issued convertible notes payable and received total proceeds of $1,926,637 from unrelated individuals and an institution. In September 2012 $1,422,328 of the notes were converted into shares of our common stock at a conversion rate of $0.50 per share. The other convertible note, totaling $504,309, held by an institution, is noninterest bearing, and is convertible at a fixed conversion price equal to our share’s average trading closing share price for the ten days prior to the closing of the conversion. At September 30, 2013, this note is in default.

On May 6, 2013, as discussed below, we amended the terms of a $750,000 Note (“Investor Note”) payable to a private investor (“Investor”) and (i) extended the maturity date to July 1, 2013, (ii) provided that the Investor Note may be convertible to shares of our common price at a conversion price of $0.25, and reduced the exercise price of the warrant issued in connection with the Investor Note payable from $0.15 to $0.10.  On July 1, 2013, the $750,000 Note payable was converted into 3,000,000 shares of our common stock. At December 31, 2012 the note balance was $25,100, net of unamortized discount of $350,000.

In connection with the Investor Note issuance, we granted the Investor warrants to purchase 3,000,000 of shares of our common stock (the “Warrant”). The Warrant has an exercise price of $0.10 per share and has a three year term from the Investor Note issuance date. Upon issuance, the relative fair value of the Warrant was determined to be $360,000. The relative fair value was determined utilizing a Black-Scholes pricing model. A beneficial conversion feature of $393,243 resulted from a change in the conversion price of $0.25, while the fair value of the common was $0.30. Both the value assigned to the warrants and the value assigned to the resulting beneficial conversion feature, were recorded as debt discount on the consolidated balance sheet. The debt discount was amortized over the life of the note using the effective interest method. The discount is fully amortized to interest expense at September 30, 2013. The Warrant was exercised on August 19, 2013 and we received proceeds of $300,000.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012

Notes Payable
Notes payable at September 30, 2013 and December 31, 2012 consisted of the following:

Type	Collateral (if any)	Interest Rate	Monthly Payments	Maturity	2013	2012
Private	Assets	8.25%	$-	May-13	$-	$375,100
Private	None	10.00%	$-	May-13	20,000	50,000
Private	None	10.00%	$-	Dec -13	-	37,500
Private	None	5.00%	$-	Demand	5,000	5,000
					25,000	467,600
Less: Unamortized debt discount					-	(350,000)
Notes payable					$25,000	$117,600

In December 2012, we entered into a Promissory Note Purchase Agreement, a Secured Promissory Note (“Note”) and Security Agreement with the Investor to lend us $750,000. The Note bears interest at 8¼%, is secured by all of our assets and is due on May 1, 2013.  In connection with the transaction, we issued to the Investor the Warrant.

We allocated the $360,000 fair value of the Warrant calculated using a Black-Scholes pricing model. We calculated that the fair market value of the beneficial conversion feature (“BCF”) of the Note is $393,243, and we are amortizing the BCF over the life of the loan using the effective interest rate method.

On May 6, 2013, the Company and the Investor amended the Promissory Note Purchase Agreement and the related Secured Promissory Note, Security Agreement and Warrant to:

    (1)   Extend the Note’s maturity date to July 1, 2013;
    (2)   Provide that on or before the maturity date, we may elect to convert the Note into 3,000,000 shares of our common stock at a conversion price of $0.25; and
    (3)   Reduce the exercise of the Warrant from $0.15 to $0.10.

For financial reporting purposes, on May 6, 2013, the Note was considered paid and we recorded a convertible note of $750,000 – see Convertible Notes above.

Note 6 – Commitments and Contingencies

Effective January 1, 2013, we entered into a three-month consulting agreement with a consulting firm pursuant to which the firm would provide investor relations services.  The consulting firm was issued 500,000 shares of restricted shares of common stock valued at $50,000 and the expense was recognized over the three-month service period.

Effective April 3, 2013, we entered into a twelve-month consulting agreement with a consultant pursuant to which the consultant would provide investor relations services.  The consultant was issued 500,000 shares of restricted shares of common stock valued at $50,000 and the expense is being recognized over the term of the agreement. In June 2013, we entered into an amendment to the consulting agreement.  The consultant agreed to provide additional services over the remaining term of the agreement and, in consideration, we issued the consultant 250,000 shares of our restricted common stock valued at $125,000 and we agreed to issue the consultant a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.50, with a fair market value of $250,000.  The warrant was issued on July 1, 2013.

Note 7 - Stockholders’ Equity

Preferred Stock
We are authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.  At September 30, 2013 and December 31, 2012, no shares of preferred stock were outstanding.

Common Stock
We are authorized to issue 175,000,000 shares of common stock, $0.001 par value per share.  At September 30, 2013 and December 31, 2012, 91,608,117 and 52,263,451 shares were issued and outstanding, respectively.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012

During the nine-month period ended September 30, 2013, we issued the following shares of restricted common stock.  At the time of issuance, the issue price was negotiated between the Company and the recipient:

In Consideration For	Date of Issue	Number of Shares	Price		Value
Services	1/1/13	1,000,666	$0.100		$99,700
Stock-based compensation	1/10/13	11,000,000	$0.120	*	11,000
Services	4/15/13	500,000	$0.100		50,000
Private placement	4/15/13	250,000	$0.100		25,000
Private placement	5/31/13	200,000	$0.250		50,000
Private placement	6/6/13	2,150,000	$0.250		537,500
Services	6/25/13	310,000	$0.500		155,000
Stock based compensation	6/25/13	15,000,000	$0.260	*	15,000
Private placement	6/25/13	408,000	$0.450		183,600
Private placement	6/30/13	260,000	$0.500		130,000
Note conversion	7/1/13	3,000,000	$0.250		750,000
Warrant exercise	8/19/13	3,000,000	$0.100		300,000
Private Placement	9/20/13	1,100,000	$0.450		495,000
Private Placement	9/25/13	1,100,000	$0.450		495,000
Services	9/25/13	66,000	$0.450		29,700
		39,344,666			$3,326,500

* - Stock-based compensation was calculated at fair value on the grant date and the expense is being amortized over the vesting period and service period.  $2,245,385 of compensation expense will be recognized over the next twelve months.

Common Stock Warrants
We have issued warrants as follows:

Warrant	Issued in connection with or for	Number	Exercise Price	Date of Issue	Date Vest	Date of Expiration
A-2	Services	1,000,000	$.15	May 2013	May 2014	May 2018
A-3	Services	500,000	$.50	June 2013	June 2014	June 2018

The valuation of the warrants utilized the following assumptions utilizing a Black-Scholes pricing model:

Warrant	Fair Value	Dividend Yield	Volatility	Contractual Lives (Yrs.)	Risk-Free Rate
A-2	$ 300,000	0.00%	593.00%	5.0	0.84%
A-3	$ 250,000	0.00%	598.12%	5.0	1.20%

The fair value of warrants issued during the nine-month period ended September 30, 2013 ranged from $0.15 to $0.50. Our computation of expected volatility is based on our historical volatility. The interest rates are based on the U.S. Treasury Yield curve in effect at the time of grant. We do not expect to pay dividends. The fair values are being amortized over the life of the warrants.

The following is a summary of outstanding and exercisable warrants at September 30, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 9/30/13	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 9/30/13	Weighted Average Exercise Price
$0.15	1,000,000	4.50	$0.15	-	-
$0.50	500,000	4.75	$0.50	-	-
$0.27	1,500,000	4.65	$0.27	-	$-

The intrinsic value of warrants outstanding at September 30, 2013 was $1,245,000.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012

Note 8 – Stock-Based Compensation

We have agreed to issue 5,250,000 shares of restricted stock, not issued under stock incentive plans, to advisors that vest between July 1, 2013 and September, 2014. The fair value of the total compensation expense is $1,957,500. We recorded an expense related to the vested restricted stock issued to advisors of $214,372 and $347,182 for the three and nine-month periods ended September 30, 2013.  We had no such expense in 2012.

Note 9 - Income Taxes

We had an effective tax rate of zero percent for the nine-months ended September 30, 2013 and 2012. We incurred losses before taxes for the nine-months ended September 30, 2013 and 2012. However, we have not recorded a tax benefit for the resulting net operating loss carryforwards, as we determined that a full valuation allowance against our net deferred tax assets was appropriate based primarily on our historical operating results.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  At December 31, 2012, we had no unrecognized tax benefits, or any tax related interest or penalties.  There were no changes in unrecognized tax benefits during the period ended September 30, 2013.  We did not recognize any interest or penalties during 2012 related to unrecognized tax benefits, or through the period ended September 30, 2013.

Note 10 - Loss Per Common Share

Basic and diluted loss per common share for all periods presented is calculated based on the weighted average common shares outstanding for the period. The following potentially dilutive securities were outstanding as of September 30, 2013 and 2012 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

The following common stock equivalents outstanding as of September 30, 2013 and 2012 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2013	2012
Warrants	1,500,000	-
Preferred stock	-	1,000,000
Total common stock equivalents	1,500,000	1,000,000

Note 11 - Acquisitions

Acquisition of Bronco Communications, LLC
In January 2012, we acquired 51% of Bronco in consideration for the issuance of 4,289,029 shares of our restricted common stock valued at $0.035 per share, or $150,116 from a related party. The 49% interest we did not acquire is accounted for as a noncontrolling interest. The purchase price was allocated to the assets acquired based on the fair values at the acquisition date. The goodwill acquired was valued at $351,653. The financial results of Bronco are included in these consolidated financial statements as of January 1, 2012. the date control was acquired, in accordance with the Codification for business combinations.  We subsequently discontinued the operations of Bronco and disposed of its remaining assets in January 2013.  See Note 12 – Discontinued Operations.

Agreement to Acquire Airtronic USA, Inc.
On August 13, 2012, we entered into a Letter of Intent (“LOI”) to acquire 70% of Airtronic USA, Inc. (“Airtronic”), a debtor in possession under chapter 11 of the Bankruptcy Code in a case pending in the US Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court”).  On October 22, 2012, we memorialized the terms of the LOI and entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) to acquire 70% of Airtronic (the “Merger”) upon the effective date that Airtronic’s bankruptcy case is discharged by the Bankruptcy Court. We may acquire the remaining 30% of Airtronic two years after the closing of the Merger based upon a 4 times EBITDA valuation of Airtronic as set forth in the Merger Agreement.

We agreed to contribute to Airtronic, at the closing of the Merger, $2 million less any amounts then outstanding on the Bridge Loan discussed below. We also agreed to issue to the employees of Airtronic options to acquire 4,960,852 shares of our common stock an exercise price of $0.04, the fair market value of our common stock on the date we entered into the LOI, exercisable for a period of ten years.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012

On June 26, 2013 we agreed to enter into a modification of the Merger Agreement (“Modification Agreement”), and on August 5, 2013, we entered into the Modification Agreement, which provides that, contemporaneously with the closing of the Merger, we will contribute a noninterest bearing note to Airtronic in lieu of the $2,000,000 cash contribution set forth in the Merger Agreement (the “Parent Note”).  The initial principal balance of the Parent Note shall be equal to $2,000,000 less the following amounts to be funded or previously funded by the Company:

1.	The outstanding balance of principal, accrued interest and other amounts then due and owing under the terms of Original Note, as defined below.
2.
The total amount of cash and the value of the Company’s shares of common stock that we shall make available for the settlement of any class of claim or claim pursuant to Airtronic’s approved Plan of Reorganization in its bankruptcy proceeding, as discussed below; and

3.	All other amounts funded or advanced by the Company to or for the benefit of Airtronic prior to the closing date of the Merger.

Contemporaneously with the closing of the Merger, the Original Note shall be cancelled; however, the New Note and the Third Note (as discussed in Note 4 - Notes Receivable) shall remain in full force and effect in accordance with their terms, as shall all security agreements, loan agreements and related documents to the extent they secure, supplement, are incorporated in or relate to the New Note.

Airtronic, founded in 1990 and based in Elk Grove Village, Illinois, is an electro-mechanical engineering design and manufacturing company that provides small arms and small arms spare parts to the U.S. Department of Defense, foreign militaries, and the law enforcement market. Airtronic’s products include grenade launchers, rocket propelled grenade launchers, grenade launcher guns, flex machine guns, grenade machine guns, rifles, and magazines.

As more fully discussed in Note 4 – Notes Receivable, on October 22, 2012, we entered into a Bridge Loan with Airtronic, and on August 5, 2013 we entered into the New Note, and on October 10, 2013 we entered into the Third Note.

On August 21, 2013, Airtronic, with our consent, filed an Amended Plan of Reorganization with the Bankruptcy Court (the “Plan”).  The Plan was confirmed by the Bankruptcy Court on October 2, 2013 and will be consummated upon the effective date of our merger with Airtronic. The Plan provides, among other things, that Airtronic’s unsecured creditors may elect to take shares of our common stock, valued at $0.50 per share, saleable after twelve months with “Price Protection”. Creditors with claims totaling $1,180,905 have elected to take shares of our common stock.  At the closing of the merger with Airtronic, we expect to issue 2,361,811 shares of our common stock to Airtronic’s creditors under the Plan.  Price Protection shall mean that if a holder of our common stock issued pursuant to the Amended Plan sells its shares in whole or in part in an arm’s-length transaction for a fair market value less than $0.50 per share after twelve months from the effective date of the Plan, but before twenty-four months from the effective date of the Plan, then the shareholder shall be provided with an amount of new shares of our common stock equal to the result of the following formula: (x) the sales price the shareholder would have received if its shares of our common stock had sold for $0.50 per share minus the actual sales price received by the shareholder for our common stock; divided by (y) the actual price per share received by the shareholder.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012

Note 12 – Discontinued Operations

On May 1, 2012, with the support of our major shareholders, we made the decision to wind down and discontinue our operations in the telecommunications area and refocus our efforts in the area of small arms manufacturing, knowledge-based and culturally attuned social consulting and security-related solutions in unsettled areas. In connection with the decision to discontinue Bronco’s operations, the carrying value of Bronco’s net assets was written down to their estimated fair value and in the first and second quarters of this year we recognized a loss on sale of discontinued operations of approximately $25,000 and $271,000 respectively. Historical revenue related to Bronco and included in the loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2012 totaled approximately $50,000 and $150,000, respectively.

Results of discontinued operations for the three-month period ended September 30, 2012, and the nine-month periods ended September 30, 2013 and 2012 are as follows:

	Three-Months Ended	Nine-Months Ended
	September 30,	September 30,
	2012	2013	2012
Net sales	$-	$-	$149,917
Cost of goods sold	20,204	-	124,929
Gross profit	(20,204)	-	24,988
Selling, general and administrative expenses	32,896	25,477	300,762
Loss on sale of assets of discontinued operations	-	245,744	-
Interest expense	-	-	7,000
Loss before provision for income taxes	(53,100)	(271,221)	(282,774)
Provision for income taxes	-	-	-
Loss from discontinued operations	$(53,100)	$(271,221)	$(282,774)

Note 13 – Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of September 30, 2013, through the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2013, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements and except as described below.

Loan To Airtronic
On October 10, 2013 we agreed to a third modification of the Bridge Loan Agreement with Airtronic, and agreed to loan Airtronic up to an additional $200,000 under the Bridge Loan. On October 10, 2013, we entered into the Third Bridge Loan Modification and Ratification Agreement, and a new 8¼% secured promissory note for $200,000 (the “Third Note”).

Investment Banking Agreement
On October 16, 2013 we entered into a six-month exclusive agreement with an investment banking firm to assist to assist us in raising capital and to provide other strategic advise. As part of the compensation for their services, we issued a three-year warrant to purchase one million shares of our common stock at a purchase price of $1.00 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:

•	our ability to fund our operations and continue as a going concern;
•	our ability to have excess cash available for future actions;
our ability or inability to implement our business plan, including the completion of the acquisition of Airtronic;
•	anticipated trends in our business and demographics;
•	relationships with and dependence on technological partners;
•	our future profitability and liquidity and the impact of the Airtronic Merger on our financial condition, results of operations and cash flows;
•	our ability to preserve our intellectual property and trade secrets and operate without infringing on the proprietary rights of third parties;
•	regulatory, competitive or other economic influences;
•	our operational strategies including, without limitation, our ability to develop or diversify into new businesses;
•	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;
•	our ability to comply with current and future regulations relating to our businesses;
•	our ability or inability to obtain the funds necessary to fund Airtronic’s operations;
•	the impact of new accounting pronouncements;
•	our ability to establish and maintain proper and effective internal accounting and financial controls;
•	the potential of further dilution to our common stock based on transactions effected involving issuance of shares; and
•
our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” beginning on page 5 of our Registration Statement on Form 10/A filed with the Securities and Exchange Commission (“SEC”) on October 7, 2013, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v)  changes in laws, and (vi) other factors, many of which are beyond our control.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “could,” “would,” “anticipates,” “expects,” “attempt,” “intends,” “plans,” “hopes,” “believes,” “seeks,” “estimates” and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Some of these risks and uncertainties are beyond our control. Also, these forward-looking statements represent our estimates and assumptions only as of the date the statement was made.

The information in this quarterly report is as of September 30, 2013, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provided a cautionary discussion of risks and uncertainties in our Registration Statement on Form 10/A, filed with the SEC on October 7, 2013. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully. Other factors besides those listed could also adversely affect us.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in Item 1 of this report as well as our annual financial statements for the year ended December 31, 2012 included in our Registration Statement on Form 10/A filed Annual Report on Form 10-K, filed with the SEC on October 7, 2013.

Overview

Results of Continuing Operations

On January 1, 2012, we acquired a 51% stake in Bronco Communications, LLC, (“Bronco”) a Nevada-California regional telecommunications subcontractor located in Folsom, CA in consideration for 4,289,029 shares of our restricted common stock valued at $0.035 per share, or $150,116, the fair market value of our common stock on the date the agreement was made. On October 15, 2012 we entered into an Amendment to the Purchase Agreement and we agreed to relinquish control of Bronco to its minority shareholders effective as of January 1, 2013 in consideration for the assumption of Bronco’s liabilities, as more fully discussed in Note 7 to the accompanying unaudited condensed consolidated financial statements. The results of operations of Bronco have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements in 2012.

On May 1, 2012, with support from our major shareholders, we made the decision to wind down our operations in the telecommunications area and refocus our efforts in the area of small arms manufacturing, knowledge-based and culturally attuned social consulting and security-related solutions in unsettled areas. Upon completion of the acquisition of Airtronic, discussed below, and until we make further acquisitions, we intend to carry on the business of Airtronic as our sole line of business.

On August 13, 2012, we entered into a Letter of Intent (“LOI”) to acquire 70% of Airtronic USA, Inc. (“Airtronic”). Airtronic, founded in 1990 and based in Elk Grove Village, Illinois, is an electro-mechanical engineering design and manufacturing company that provides small arms and small arms spare parts to the U.S. Department of Defense, foreign militaries, and the law enforcement market. Airtronic’s products include grenade launchers, rocket propelled grenade launchers, grenade launcher guns, flex machine guns, grenade machine guns, rifles, and magazines.

Airtronic is a debtor in possession under chapter 11 of the Bankruptcy Code in a case pending in the US Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court”). On October 2, 2013, the Bankruptcy Court confirmed Airtronic’s Plan of Reorganization, and upon the closing of the Merger discussed below, its bankruptcy will be discharged.

On October 22, 2012, we memorialized the terms of the LOI and entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) to acquire 70% of Airtronic (the “Merger”). On or after the effective date that Airtronic’s bankruptcy case is discharged by the Bankruptcy Court we will merge Airtonic with and into a to be formed subsidiary that we will own 70% of. We may acquire the remaining 30% of Airtronic two years after the closing of the Merger based upon a 4 times EBITDA valuation of Airtronic as set forth in the Merger Agreement. We agreed to contribute to Airtronic, at the closing of the Merger, $2 million less any amounts then outstanding on the Bridge Loan discussed below. We also agreed to issue to the employees of Airtronic options to acquire 4,960,852 shares of our common stock an exercise price of $0.04, the fair market value of our common stock on the date we entered into the LOI, exercisable for a period of ten years.  On June 26, 2013 we agreed to enter into a First Amendment to Agreement of Merger and Plan of Reorganization (“Modification Agreement. The Modification Agreement provides that, contemporaneously with the closing of the Merger, we will contribute a noninterest bearing note to Airtronic in lieu of the $2,000,000 cash contribution set forth in the Merger Agreement (the “Parent Note”), reduced by:

1.
The outstanding balance of principal, accrued interest and other amounts then due and owing under the terms of $700,000 Bridge Loan which, with accrued interest thru September 30, 2013, totaled $726,437.

2.
The total amount of cash and the value of the Company’s shares of common stock that we shall make available for the settlement of any class of claim or claim pursuant to Airtronic’s approved Plan of Reorganization (“Plan”).  We estimate that the maximum amount of cash required to settle these class 5 liabilities is approximately $26,131 as of September 30, 2013.  As of September 30, 2013, class 6 creditors with claims totaling $1,180,905  have elected to take shares of our common stock in settlement of their class 6 claims; and

3.
All other amounts funded or advanced by the Company to or for the benefit of Airtronic prior to the closing date of the Merger.  These amounts include administrative expenses such as legal fees and trustee fees and are not expected to exceed $200,000.

Assuming no changes to the above information, as of September 30, 2013, our projected contribution to Airtronic under the note will be zero, but we will advance sufficient funds to ensure that Airtronic will have adequate working capital to meet its obligations and its business plan.

As a result of the pending Airtronic Merger, our operations now consist primarily of four corporate employees, one outsourced, part-time consultant, two non-employee board members, and three non-employee board advisors. Our headquarters is located in West Palm Beach, Florida. We expect to continue to execute all required filings, tax returns, and maintain insurance and perform other required activities to maintain our standing as a publicly-traded company.

The following table sets forth our results of operations for the three and nine-month periods ended September June 30, 2013 and 2012.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	300

Gross profit (loss)	-	-	-	(300)

Operating expenses
Selling, general and administrative expenses	2,399,223	112,785	4,446,917	256,636
Other (income)/expense
Gain on extinguishment of debt	(31,712)	-	(31,712)	-
Interest income	(18,623)	-	(30,944)	-
Interest expense	-	-	708,198	-
Total costs and expenses	2,348,888	112,785	5,092,459	256,636

Loss from continuing operations before provision for income taxes	(2,348,888)	(112,785)	(5,092,459)	(256,936)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(2,348,888)	(112,785)	(5,092,459)	(256,936)

Loss from discontinued operations	-	(53,100)	(271,221)	(282,774)

Net loss	(2,348,888)	(165,885)	(5,363,680)	(539,710)

Loss attributable to the non-controlling interest	-	(26,019)	-	(132,658)

Net loss attributable to Global Digital Solutions, Inc.	$(2,348,888)	$(139,866)	$(5,363,680)	$(407,052)

Loss per common share attributable to Global Digital Solutions, Inc. common stockholders - basic and diluted:
Loss from continuing operations	$(0.03)	$(0.00)	$(0.07)	$(0.01)
Loss from discontinued operations	-	-	-	(0.01)
Loss attributable to the non-controlling interest	-	-	-	-
Net loss	$(0.03)	$(0.00)	$(0.08)	$(0.01)

Shares used in computing net loss per share:
Basic and diluted	88,827,524	48,389,442	68,674,770	43,077,547

We had focused our efforts on developing our business in the communications sector. We are now focusing our efforts on developing our business in the areas of small arms manufacturing, knowledge-based and culturally attuned social consulting and security-related solutions in unsettled areas. We have entered into an agreement to acquire 70% of Airtronic once it has successfully emerged from bankruptcy.  There can be no assurances that Airtronic’s Amended Plan of Reorganization, filed on August 21, 2013, and confirmed by the bankruptcy court on October 2, 2013, will be consummated, or that we will close the Airtronic acquisition.

We will need to raise additional capital to continue to develop and improve Airtronic’s product line, and to establish adequate marketing, sales, and customer support operations. There can be no assurance that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to our stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to acquire Airtronic and continue our business and operations.

On October 16, 2013 we engaged the services of an investment banking company to assist us with our future capital needs.

Based on the business we anticipate that Airtronic will generate when it emerges from bankruptcy for the sale of its existing products, coupled with the bright future for its MK 777, a lightweight 40mm Grenade Launcher, which, once development is completed by mid 2014, is expected to generate substantial future revenue, we believe that our prospects are good to raise the capital we will require to sustain operations through the end of 2014.  There can however be no assurance that we will be successful, and if we are not, we may not be able to complete the acquisition of Airtronic, or we may complete the acquisition but not have sufficient working capital to timely complete the development of the MK 777, which would delay our growth plans until such financing became available.

Three Months Ended September 30, 2013 and 2012

We had no revenue, or cost of revenue, from continuing operations in the three-month periods ended September 30, 2013 and 2012. Selling, general and administrative (“S, G & A”) were $2,399,223 and $112,785 in three-month periods ended September 30, 2013 and 2012, respectively.  S, G &A was comprised of:

	Three Months Ended September 30,
	2013	2012	Increase/ (decrease)	% Change
Compensation and benefits	$1,921,410	$50,000	$1,871,410	3,742.8%
Professional and filing fees	175,605	4,282	171,323	4,001.0%
Loan and placement fees	156,129	-	156,129	100.0%
Investor relations and marketing	115,292	54,256	61,036	112.5%
Travel and entertainment	15,119	1,425	13,694	961.0%
Office supply and support	11,110	1,817	9,293	511.4%
Communications	2,785	1,005	1,780	177.1%
Facility costs	1,773	-	1,773	100.0%
	$2,399,223	$112,785	$2,286,438	2,027.3%

Compensation and benefits increased by $1,871,410, or 3,742.8%.  In the three-month period ended September 30, 2012 compensation and benefits comprised $50,000 of salary for our then CEO.  In the three-month period ended September 30, 2013 compensation and benefits comprised $1,921,410 of non-cash stock-based compensation to our CEO, CFO, vice presidents and advisors.

Professional and filing fees increased by $171,323, or 4,001.0%.  In the three-month period ended September 30, 2012 they consisted primarily of legal fees and OTC filing fees. In the three-month period ended September 30, 2013 they consisted of:

●	Accounting and auditing fees of $7,650;
●	Consulting fees of $109,149;
●	Legal fees of $51,468;
●	Transfer agent fees of $1,304; and
●	Public company/SEC related fees of $6,034.

Loan and private placement fees were $156,129 in the three-month period ended September 30, 2013 and were paid to third parties in connection with our various loans and private placements.  We had no such expense in the corresponding period in 2012.

Investor relations and marketing expense increased by $61,036, or 112.5%, and in both the three-month periods ended September 30, 2013 and 2012 were primarily for services rendered paid in shares of our common stock.

Office supply and support increased by $9,293, or 511.4%. In the three-month period ended September 30, 2012 they consisted primarily of office expenses.  In the three-month period ended September 30, 2013 they consisted primarily of insurance and office expenses.

Gain on extinguishment of debt was $31,712 in the three-month period ended September 30, 2013 and was in connection with the conversion of convertible notes payable into shares of our common stock.

Interest income was $18,623 in the three-month period ended September 30, 2013 and is the interest accrued on the bridge loan we made to Airtronic. We had no such expense in the corresponding period in 2012.

There is no income tax benefit for the losses for the three-month periods ended September 30, 2013 and 2012, since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Loss from discontinued operations in the three-month period September 30, 2012 was comprised as follows:

2012
Net sales	$-
Cost of goods sold	20,204
Gross profit	(20,204)
Selling, general and administrative expenses	32,896
Loss on sale of assets of discontinued operations
Interest expense
Loss before provision for income taxes	(53,100)
Provision for income taxes	-
Loss from discontinued operations	$(53,100)

Our results of operations for the three-month periods ended September 30, 2013 and 2012 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Nine-month periods ended September 30, 2013 and 2012

We had no revenue, or cost of revenue, from continuing operations in the nine-month periods ended September 30, 2013 and 2012. S, G & A were $4,446,917 and $256,636 in nine-month periods ended September 30, 2013 and 2012, respectively.  S, G &A was comprised of:

	2013	2012	Increase/ (decrease)	% Change
Compensation and benefits	$3,034,797	$157,480	$2,877,317	1,827.1%
Professional and filing fees	427,928	8,921	419,007	4,696.9%
Loan and placement fees	661,310	-	661,310	100.0%
Investor relations and marketing	269,349	83,463	185,886	222.7%
Travel and entertainment	21,336	2,688	18,648	693.8%
Office supply and support	19,617	3,079	16,538	537.1%
Facility costs	8,358	-	8,358	100.0%
Communications	4,222	1,005	3,217	320.1%
	$4,446,917	$256,636	$4,190,281	1,632.8%

Compensation and benefits increased by $2,877,317, or 1,827.1%.  In the nine-month period ended September 30, 2012 compensation and benefits comprised $157,480 of salary for our CEO.  In the nine-month period ended September 30, 2013 compensation and benefits comprised $2,984,797 of stock-based compensation to our CEO, CFO, Vice Presidents and advisors, and salary of $50,000 in Q1 2013 to our then CEO who is now an executive vice president.

Professional and filing fees increased by $419,007, or 4,696.9%.  In the nine-month period ended September 30, 2012 professional and filing fees comprised legal fees and OTC filing fees.  In the nine-month period ended September 30, 2013 professional and filing fees consisted of:

●	Accounting and auditing fees of $38,150;
●	Consulting fees of $226,321;
●	Legal fees of $155,588;
●	Transfer agent fees of $1,835; and
●	Public company/SEC related fees of $6,034.

Loan and placement fees were $661,310 in the nine-month period ended September 30, 2013 and were paid to third parties in connection with our loan and various private placements as follows:

●	Loan fees of $560,000; and
●	Private placement fees of $101,310.

We had no such expense in the corresponding period in 2012.

Investor relations and marketing expense increased by $185,886, or 222.7%.  In the nine-month period ended September 30, 2013 investor relations and marketing expense consisted of the following:

●	Investor relations fees and expenses paid in common stock of $218,332;
●	Public relations and marketing paid in shares of our common stock of $30,774;
●	Press release fees of $13,921; and
●	Other of $6,322.

In the nine-month period ended September 30, 2012 investor relations and marketing expense consisted of $83,463 paid in common stock for investor relations fees and expenses.

Gain on extinguishment of debt was $31,712 in the nine-month period ended September 30, 2013 and was in connection with the conversion of convertible notes payable into shares of our common stock.

Interest income was $30,944 in the nine-month period ended September 30, 2013 and is the interest accrued on the bridge loan we made to Airtronic. We had no such expense in the corresponding period in 2012.

Interest expense was $708,198 in the nine-month period ended September 30, 2013 and is comprised of the beneficial conversion feature of a convertible note payable interest on convertible notes payable. We had no such expense in the corresponding period in 2012.

There is no income tax benefit for the losses for the nine-month periods ended September 30, 2013 and 2012, since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Loss from discontinued operations in the nine-month periods ended September 30, 2013 and 2012 was comprised as follows:
	Nine-Months Ended
	September 30,
	2013	2012
Net sales	$-	$149,917
Cost of goods sold	-	124,929
Gross profit	-	24,988
Selling, general and administrative expenses	25,477	300,762
Loss on sale of assets of discontinued operations	245,744	-
Interest expense	-	7,000
Loss before provision for income taxes	(271,221)	(282,774)
Provision for income taxes	-	-
Loss from discontinued operations	$(271,221)	$(282,774)

Our results of operations for the nine-month periods ended September 30, 2013 and 2012 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents totaling $1,006,285 and working capital of $1,633,716. For the nine-month period ended September 30, 2013, we incurred a net loss of $5,363,380, and at September 30, 2013, we had an accumulated deficit of $12,924,802 and total stockholders’ equity of $1,633,914. We expect to incur losses for the remainder of fiscal 2013. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

Other than the Bridge Loan to, and acquisition of, Airtronic, we do not have any material commitments for capital expenditures during the next twelve months.  Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

Cash Flows

Cash used in operating activities

Net cash used in operating activities totaled $708,417 for the nine-month period ended September 30, 2013 compared to $232,399 for the nine-month period ended September 30, 2012.

In the nine-month period ended September 30, 2013, cash was used to fund a net loss of $5,363,680 and changes in operating assets and liabilities of $154,498, reduced by non-cash stock-based compensation of $2,984,797, common stock issued for a debt guaranty of $360,000, common stock based payments for services of $542,732, amortization of debt discount of $676,487, and cash provided by discontinued operations of $245,745.

In the nine-month period ended September 30, 2012, cash was used to fund a net loss of $539,710, reduced by non-cash common stock based payments for services of $15,000, changes in operating assets and liabilities totaling $123,332 and cash provided by discontinued operations of $168,979.

Cash used in investing activities

Net cash used in investing activities for the nine-month period ended September 30, 2013 totaled $1,193,939 and comprised $1,193,741 of advances to Airtronic under the bridge loan and $198 for deposits.  We had no investing activities in the nine-month period ended September 30, 2012.

Cash from financing activities

Net cash provided by financing activities totaled $2,523,500 for the nine-month period ended September 30, 2013 compared to $235,000 for the nine-month period ended September 30, 2012. In the nine-month period ended September 30, 2013, we received proceeds from the sale of common stock of $1,916,100,  $300,000 of proceeds from the exercise of warrants and $374,900 of proceeds from short-term debt, reduced by repayments of short-term debt of $67,500.  In the nine-month period ended September 30, 2012, we received proceeds of $75,000 from the sale of common stock and $195,000 of proceeds from short-term debt, reduced by repayments of short-term debt of $35,000.

Financial condition

September 30, 2013

As of September 30, 2013, we had cash and cash equivalents totaling $1,006,285, working capital of $1,633,716 and stockholders equity of $1,633,914. We do not have a line of credit facility and have relied on short-term borrowings and the sale of common stock to provide cash to finance our operations.  We believe that we will need to raise additional capital in 2013 to sustain our operations.  We plan to seek additional equity and debt financing to provide funding for operations and to complete the acquisition of Airtronic.

Other than the bridge loan to, and acquisition of, Airtronic, we do not have any material commitments for capital expenditures during the next twelve months.  Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We have committed to contribute $2 million to Airtronic as a capital contribution in exchange for 70% of Airtronic’s equity at the closing of the acquisition/merger in the form of a note.  However, GDSI expects to make payments on behalf of Airtronic before or at the time the merger is completed totaling at least $2 million.  Thus, it is expected that at closing, the amount that will be contributed to Airtronic under the note will be $2 million less the following:

1.
The outstanding balance of principal, accrued interest and other amounts then due and owing under the terms of $700,000 Bridge Loan which, with accrued interest thru September 30, 2013, totaled $726,437.

2.
The total amount of cash and the value of the Company’s shares of common stock that we shall make available for the settlement of any class of claim or claim pursuant to Airtronic’s approved Plan of Reorganization (“Plan”).  We estimate that the maximum amount of cash required to settle these class 5 liabilities is approximately $26,131 as of September 30, 2013.  As of September 30, 2013, class 6 creditors with claims totaling $1,180,905 have elected to take shares of our common stock in settlement of their class 6 claims; and

3.
All other amounts funded or advanced by the Company to or for the benefit of Airtronic prior to the closing date of the Merger.  These amounts include administrative expenses such as legal fees and trustee fees and are not expected to exceed $200,000.

Assuming no changes to the above information, as of September 30, 2013, our projected contribution to Airtronic under the note will be zero, but we will advance sufficient funds to ensure that Airtronic will have adequate working capital to meet is obligations and its business plan.

We expect to fund the projected ambitious growth plans we have established for Airtronic, and the cash we project we will require for corporate, as set forth in the following table:

	Note	Q4 2013	Q1 2014	Q2 2014	Q3 2014	Q4 2014	Q1 2015	Q2 2015	Q3 2015	Q4 2015	Q1 2016	Q2 2016
Projected sources of cash
Projected equity raises		$990,000	$7,500,000	$-	$-	$-	$-	$-	$-	$-	$-	$-
Projected Airtronic revenue		1,168,330	2,178,550	2,652,650	4,431,945	3,413,327	4,875,140	5,362,653	5,898,919	6,488,811	7,137,692	7,851,461
Total projected cash inflows		2,158,330	9,678,550	2,652,650	4,431,945	3,413,327	4,875,140	5,362,653	5,898,919	6,488,811	7,137,692	7,851,461

Projected uses of cash
Projected cash required to fund Airtronic operations	1	973,374	1,995,901	2,597,910	4,027,869	4,383,359	3,900,112	4,321,811	4,678,038	5,102,117	5,500,457	5,935,276
Projected cash required to fund Airtronic development of MK 777	1	500,000	680,000	500,000	-	-	-	-	-	-	-	-
Projected cash required to fund Airtronic Administrative Expenses	2	200,000	-	-	-	-	-	-	-	-	-	-
Projected cash required to fund Airtronic Class 5 Creditors	3	27,000
Projected cash required to settle creditors claims from profits		-	-	-	-	-	-	267,331	-	-	-	267,331
Projected cash to fund corporate overhead		315,784	396,536	866,687	869,190	868,186	885,550	903,261	921,326	939,753	958,548	977,719
Total projected cash outflows		2,016,158	3,072,437	3,964,597	4,897,059	5,251,545	4,785,662	5,492,403	5,599,364	6,041,869	6,459,005	7,180,325
Projected increase/(decrease) in cash for the period		142,172	6,606,113	(1,311,947)	(465,114)	(1,838,218)	89,478	(129,750)	299,555	446,941	678,687	671,136
Projected cash, beginning of period		100,000	242,172	6,848,286	5,536,339	5,071,225	3,233,007	3,322,485	3,192,735	3,492,290	3,939,232	4,617,918
Projected cash, end of period		$242,172	$6,848,286	$5,536,339	$5,071,225	$3,233,007	$3,322,485	$3,192,735	$3,492,290	$3,939,232	$4,617,918	$5,289,054

Notes:

1.        The projected development costs for the MK 777 are in addition to the projected cash to fund Airtronic’s operations.
2.        This amount is projected to be paid by the Company on behalf of Airtronic before the acquisition/merger with Airtronic is completed.
3.        This amount is projected to be paid by the Company on behalf of Airtronic when the acquisition/merger is completed.

We recently sold 2.2 million shares of our common stock and raised $990,000 from private investors. On October 16, 2013 we engaged the services of an investment banking company to assist us in raising up to seven and a half million dollars over the next six months. We believe that raising that cash will allow us to meet the targets set forth above.

The foregoing cash flow projection has been prepared by the management of the Company and has not been prepared to comply with the guidelines for prospective financial statements published by the American Institute of Certified Public Accountants, or the rules and regulations of the SEC. The Company’s independent accountants have neither examined nor compiled the foregoing cash flow projection and accordingly they do not express an opinion or any other form of assurance with respect to this cash flow projection, assume no responsibility for the cash flow projection and disclaim any association with it.

This cash flow projection assumes and contains statements that are forward-looking. These statements are subject to a number of assumptions, risks, and uncertainties, many of which are beyond the control of the Company or Airtronic, including the consummation of Airtronic’s Plan which was conformed on October 2, 2013, the continuing availability of our ability to fund Airtronic, raising the equity capital we project when needed, achieving the sales we project and the costs we anticipate, maintaining good employee relations, existing and future military and governmental relationships, and weathering regulations and actions of governmental bodies, industry-specific risk factors and other market and competitive conditions that we may face. Forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company and Airtronic undertake no obligation to update any such statements, unless as required by law.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Tabular Disclosure of Contractual Obligations

As a small reporting company, we are not required to provide this information and have elected not to provide it.

Critical Accounting Policies

Management is responsible for the integrity of the financial information presented herein.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Where necessary, they reflect estimates based on management's judgment.  When selecting or evaluating accounting alternatives, management focuses on those that produce from among the available alternatives information most useful for decision-making.  We believe that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Revenue Recognition

We follow the revenue recognition guidance in the Revenue Recognition Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). We recognize product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts and is billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Revenue is recognized at the time services or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable.

Fair Value Measurements

The carrying amounts of our financial instruments, including cash and cash equivalents, notes receivable, accounts payable, and short-term debt approximate fair value due to their relatively short maturities.

Income Taxes

We recognize income taxes under the liability method. We recognize deferred income taxes for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured to determine the actual amount of benefit to recognize in our financial statements.

Stock Based Compensation

We adopted the fair value recognition provisions of ASC 718, "Compensation – Stock Compensation”.  Under the fair value recognition provisions, we are required to measure the cost of employee services received in exchange for share-based compensation measured at the grant date fair value of the award.

Emerging Growth Company Status

The Jumpstart our Business Startups Act of 2012, or the JOBS Act, permits an "emerging growth company" such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to "opt out" of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Impact of Recently Issued Accounting Standards

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the Codification are communicated through issuance of an Accounting Standards Update (“ASU”).

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For Global, this ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2011, the FASB issued guidance that requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance removes the option to present the components of other comprehensive income (“OCI”) as part of the statement of equity. This guidance is effective for our fiscal year 2012, and must be applied retrospectively for all periods presented in the consolidated financial statements. The new guidance does not apply to entities that have no items of OCI in any period presented. We do not anticipate that this new guidance will have a material impact on its consolidated financial statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended September 30, 2013. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our third fiscal quarter of 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 19, 2013, we issued 3,000,000 shares of our common stock, $.001 par value, in connection with the exercise of a warrant.  We received gross proceeds of $300,000.  The securities issued in connection with the exercise of the warrant were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

Between September 20, 2013 and September 25, 2013, we accepted subscriptions for a total of 2,200,000 shares of our common stock in a private placement from 4 investors. We received gross proceeds of $990,000. The private placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. The securities sold in the private placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

On September 25, 2013 we issued 66,000 shares of our common stock to a consultant for investor services valued at $29,700. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

On October 16, 2013, we issued a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share to an investment banking company for services to be rendered. The warrant was issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder. The warrant agreement contained representations from the holder of the warrant to support the Company's reasonable belief that the holder acquired the warrant for its own account and not with a view to distribution in violation of the Securities Act, and that the holder is an "accredited investor" as defined in Regulation D.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Digital Solutions, Inc. (Registrant)
Date: October 22, 2013	By:	/s/ David A. Loppert
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS+	XBRL Instance Document
EX-101.SCH+	XBRL Taxonomy Extension Schema Document
EX-101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
** Furnished herewith.
+     These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.