Form 10-K
period 2013-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2014-03-28
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-26361

GLOBAL DIGITAL SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3392051
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

777 South Flagler Drive, Suite 800 West Tower West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 515-6163
(Registrants Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $47,355,630.  For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2014, there were 99,524,117 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Form 10-K, we are referring to Global Digital Solutions, Inc. and its wholly-owned subsidiaries.

History
Effective as of March 23, 2004, Creative Beauty Supply, Inc., ("Creative"), a New Jersey corporation that was incorporated on August 28, 1995, acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global. Creative changed its name to Global Digital Solutions, Inc. We disposed of our pre-merger assets and liabilities and succeeded to the business of Global. Although Creative was the legal acquiror, Global became the accounting acquiror of the Company for financial statement purposes. On January 8, 2004, Global had acquired Pacific ComTel, Inc., a company that provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies.

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

Change in business direction
On May 1, 2012, with support from our major shareholders, we made the decision to wind down our operations in the telecommunications area and refocus our efforts in the area of small arms manufacturing, knowledge-based and culturally attuned social consulting and security-related solutions in unsettled areas as discussed below.

We changed our fiscal year end from June 30 to December 31, in June 2009.

On August 6, 2013, we filed a Certificate of Amendment to Certificate of Incorporation to increase the number of our authorized shares of capital stock from 110,000,000 shares to 185,000,000 shares, divided into two classes: 175,000,000 shares of common stock, par value $.001 per share (the “common stock”), and 10,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”).

Emerging Growth Company

We are an "emerging growth company" as that term is used in the Jumpstart Our Business Startups Act of 2012 and, as such, have elected to comply with certain reduced public company reporting requirements report and future filings.

As a company with less than $1.0 billion in revenue during our most recently completed fiscal year, we qualify as an "emerging growth company" as defined in Section 2(a) of the Securities Act of 1933, as amended, which we refer to as the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies. These provisions include:

•	Reduced disclosure about our executive compensation arrangements;
•	No non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;
•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting; and
•	Reduced disclosure of financial information in this Form 10-K, including two years of audited financial information.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the Securities and Exchange Commission, or if we issue more than $1.0 billion of non-convertible debt over a three-year-period.

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to "opt out" of this provision.

Acquisition and Disposition of Bronco Communications, LLC
On January 1, 2012, we acquired a 51% stake in Bronco Communications, LLC, (“Bronco”) a Nevada-California regional telecommunications subcontractor located in Folsom, CA in consideration for 4,289,029 shares of our restricted common stock valued at $0.035 per share, or $150,116, the fair market value of our common stock on the date the agreement was made. One of our directors and executive officer owns a 10% membership interest in Bronco. On October 15, 2012, we entered into an Amendment to the Purchase Agreement, in which we agreed to relinquish control of Bronco to its minority shareholders effective as of January 1, 2013, in consideration for the assumption of Bronco’s liabilities. Thus, as of January 1, 2013, we no longer held any interest in Bronco. The foregoing description of the acquisition and disposition of Bronco does not purport to be complete and is qualified in its entirety by reference to the complete text of the (i) Purchase Agreement, which is filed as Exhibit 2.1 hereto, and (ii) the Amendment to Purchase Agreement, which is filed as Exhibit 2.2 hereto, each of which is incorporated herein by reference.

Formation of subsidiaries
In December 2012 we incorporated GDSI Florida LLC, and in January 2013 we incorporated Global Digital Solutions, LLC, both Florida limited liability companies. In November 2013, we incorporated GDSI Acquisition Corporation, a Delaware corporation. We pay administrative expense for our Florida office through GDSI Florida LLC; it has no other business operations.  We do not conduct any business through Global Digital Solutions LLC or GDSI Acquisition Corporation at this time.

Other Proposed Acquisitions
Set forth below is information concerning several proposed acquisitions. The Company does not intend or undertake to update the information set forth below in respect of any such transaction unless and until a more definitive and/or binding arrangement is entered into by the Company in respect of any such transaction, and subject to any obligations of confidentiality which may be undertaken by the Company with respect thereto.

The Freedom Group Proposal.  We submitted a non-binding proposal, dated January 27, 2014, for the acquisition of Remington Outdoor Company, Inc., also known as Freedom Group, Inc. (“Freedom”).  We received no response to such proposal and, by its terms, it expired on February 17, 2014.  In order to facilitate discussions, we revised our proposal by leaving certain basic terms open for future negotiations and submitted a revised non-binding proposal, dated March 10, 2014. Under the proposal, the Company would offer consideration valued at eight times the 2013 consolidated EBITDA of Freedom and its specified subsidiaries less long term indebtedness. The Company estimates such EBITDA at $237.5 million and such long- term indebtedness at $818 million, which would result in total consideration of $1.082 billion.  Such amount would be subject to determination and adjustment as described in the proposal.  Freedom has estimated that its net sales for 2013 will be in the range of $1.250 billion to $1.275 billion and that its adjusted EBITDA will be in the range of $235 million to $240 million.

Freedom describes itself as the world's leading innovator, designer, manufacturer and marketer of firearms, ammunition and related products for the hunting, shooting sports, law enforcement and military markets. It indicates that, as one of the largest manufacturers in the world of firearms and ammunition, it has some of the most globally recognized brands including Remington®, Bushmaster® Firearms, DPMS/Panther Arms™, Marlin®, H&R®, The Parker Gun™, Mountain Khakis®, Advanced Armament Corp. ®, Dakota Arms®, Para™ USA and Barnes® Bullets.  Additional information concerning Freedom is available on its website at http://www.freedom-group.com. Information on that website shall not be deemed to be incorporated in, or to be a part of, this report.

The Company estimates that there are 166,989 shares of common stock of Freedom outstanding.  On this basis, the consideration per share offered in the transaction would be cash in the amount of $4,479.67 plus 1,000 shares of the Company’s common stock.  Total consideration would be approximately $750 million in cash and 160 million shares of the Company’s common stock.

The proposal is subject to various conditions, including (1) satisfactory completion of due diligence by the Company, (2) mutual agreement on the terms of an acquisition agreement, (3) successful completion by the Company of equity and debt offerings to provide necessary funding for the transaction, (4) receipt of required governmental and other third party approvals and (5) other customary conditions.

The Company has not received a response to this proposal. However, the Company intends to continue efforts to enter into discussions with a view to moving forward with this proposal.  As indicated above, the Company is not able to predict the likelihood of completion of this transaction or of any other transaction involving Freedom.

Private Company 1 Letter of Intent.  We entered into a non-binding letter of intent with a private company (“PC1”), in Q4 2013, under which we would acquire PC1 at a price, to be paid in cash, equal to six times PC1’s 2013 EBITDA, determined as described in the letter of intent, and subject to adjustment based on the audited financial statements of PC1 for 2013. PC1’s unaudited revenue for 2013 was approximately $30 million and unaudited EBITDA was approximately $2.6 million. Based on the Company’s estimate of the EBITDA determined pursuant to the letter of intent, the purchase price would be $15.62 million.

PC1 is involved in the supply of military and law enforcement equipment.  The PC1 acquisition was subject to satisfactory completion of due diligence by the Company, which the Company recently completed. It is also subject to completion of a satisfactory acquisition agreement and other customary conditions. As indicated above, the Company is not able to predict the likelihood of completion of this transaction or of any other transaction involving PC1.

Private Company 2 Letter of Intent.  We also entered into a non-binding letter of intent with another private company (“PC2”), in Q4 2013, under which the Company would initially acquire 80% of the outstanding shares of PC2 for a purchase price, payable partly in cash and partly in shares of the Company, based on a ten times multiple of the EBITDA of PC2 for specified fiscal years, to be determined, and subject to adjustment, as described in the letter of intent.

PC2 offers product technology and development services in various industries, including military, aerospace, alternative energy and aviation, among others. PC2 had unaudited revenue of approximately $25 million in 2013 and unaudited EBITDA of approximately $4.5 million in 2013. Based on the Company’s estimate of the EBITDA of PC2 for the applicable period, an initial payment of $30 million would be made at the closing, of which $24 million would be paid in cash and $6 million in shares of common stock of the Company, valued at $1 per share for this purpose.  Additional payments of up to $5 million each would be made on the first and second anniversaries of the closing, subject to specified EBITDA targets, which would be paid 80% in cash and 20% in shares of the Company, valued at $1 per share.

On the fourth anniversary of the closing, the shareholders of PC2 would have the right to put the remaining 20% of their shares in PC2 to the Company, at a purchase price per share equal to ten times the EBITDA per share of PC2 for the preceding three fiscal years, to be paid 50% in cash and 50% in shares of common stock of the Company.  For this purpose, the shares of the Company would be valued at the weighted average closing price for the 20 trading days preceding the date of determination.

For any shares of the Company issued in the transaction, the Company would provide to the sellers a guarantee as to the minimum market price of the shares for the two years following receipt, and such shares would be subject to restrictions on transfer for twelve months following receipt.

Following completion of the acquisition, as long as the selling shareholders continue to hold 20% of the shares of PC2, they would be entitled to designate two of the three members of the board of PC2.

The PC2 acquisition is subject to satisfactory completion of due diligence by both parties, which is currently in progress, completion of a satisfactory acquisition agreement and other customary conditions. As indicated above, the Company is not able to predict the likelihood of completion of this transaction or of any other transaction involving PC2.

On March 21, 2014 we received a letter from Midtown Partners & Company, LLC (“Midtown”) stating that Midtown is “highly confident” of its ability to arrange debt and equity financing for the two private company proposed acquisitions outlined above, subject to certain conditions, including:  (i) satisfactory market conditions and no material adverse change in the business or prospects of the Company; (ii) satisfactory completion of Midtown’s due diligence on the Company, and (iii) approval from Midtown’s internal committees.

Airtronic USA, Inc.
On October 22, 2012, we entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) to acquire 70% of Airtronic USA, Inc. (“Airtronic”), a debtor in possession under chapter 11 of the Bankruptcy Code in a case pending in the US Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”) once Airtronic successfully reorganized and emerged from bankruptcy (the “Merger”).

Contemporaneously, on October 22, 2012, we entered into a Debtor In Possession Note Purchase Agreement (“Bridge Loan”) with Airtronic. We agreed to lend Airtronic a maximum of $2,000,000, with an initial advance of $750,000 evidenced by an 8¼% Secured Promissory Note made by Airtronic in favor of the Company (the “Original Note”) and a Security Agreement pledging all of Airtronic’s assets. As of December 31, 2012 we had not advanced any funds to Airtronic under the Bridge Loan and Original Note. The Original Note bears interest at 8¼% per annum, and, unless an event of default shall have previously occurred and be continuing, the full amount of principal and accrued interest under the note shall be due and payable on the consummation of Airtronic’s plan of reorganization.  In March 2013, the Company and Airtronic amended the Bridge Loan to provide for a maximum advance of up to $700,000 in accordance with draws submitted by Airtronic and approved by the Company in accordance with the budget set forth in the amendment.  On June 26, 2013, we agreed to a second modification of the Bridge Loan agreement with Airtronic, and agreed to loan Airtronic up to an additional $550,000 under the Bridge Loan.  On August 5, 2013, we entered into the Second Bridge Loan Modification and Ratification Agreement, received a new 8¼% secured promissory note in principal amount of $550,000 (the “Second Note”), and entered into a Security Agreement with the CEO of Airtronic, which granted a security interest in certain intellectual property for patent-pending applications and trademarks that were registered in the CEO’s name.  On October 10, 2013, we entered into a third modification of the Bridge Loan Agreement, and agreed to loan Airtronic up to an additional $200,000. On October 10, 2013, we entered into the Third Bridge Loan Modification and Ratification Agreement, and received a new 8¼% secured promissory note for $200,000 (the “Third Note”).

On October 2, 2013, Airtronic’s amended plan of reorganization (the “Plan”) was confirmed by the Court, but the Plan was never substantially consummated and has now been terminated.  Under the terms of the Plan, Airtronic needed to close the Merger with the Company within 60 days following the confirmation date, i.e., on or before December 2, 2013, to obtain the funds necessary to pay its creditors in accordance with the Plan.  Nevertheless, Airtronic refused to close the Merger with the Company on or before December 2, 2013, and as a result the Plan terminated and the reorganized Airtronic re-vested in the bankruptcy estate of Airtronic as debtor in possession.

On December 5, 2013, the Company filed a motion with the Court to declare the Original Note, the Second Note and the Third Note to be in default.  A supplemental motion was filed with the Court on January 6, 2014. On February 23, 2014, Airtronic filed a modified plan of reorganization (“Modified Plan”) that provides, among other things, for the full repayment of the Original Note, the Second Note and the Third Note together with all accrued interest thereon, subject to confirmation of the Modified Plan.  On March 3, 2014, a creditor of Airtronic, Airtronic Acquisition, LLC, filed a separate proposed plan of reorganization (“The AAC Plan”).  The AAC Plan also provides, among other things, for the full repayment of the Original Note, the Second Note and the Third Note together with all accrued interest thereon, subject to confirmation of the AAC Plan  On March 26, 2014, the Court approved an order fixing the time for filing, acceptance or rejection of the proposed plans of reorganization, and set April 28, 2014 as the date for the hearing to confirm either the Modified Plan or the AAC Plan. The Company is not able to predict the likelihood of confirmation of either the Modified Plan or the AAC Plan or of any other transaction involving Airtronic.

Convertible Note Payable
In December 2012, we entered into a Promissory Note Purchase Agreement, under which the Investor loaned us $750,000 evidenced by our secured promissory note (the “Note”) and a Security Agreement with an Investor (“Investor”) to lend us $750,000. The Note bears interest at 8¼%, is secured by all of our assets and had a maturity date of  May 1, 2013.  In connection with the transaction, we issued to the Investor a warrant to acquire 3,000,000 shares of our common stock at an exercise price of $0.15, exercisable for a period of three years (the “Warrant”).

On May 6, 2013, the Company and the Investor entered into an amendment (the “Amendment”) with the Investor, which:

(1)	Extended the Note’s maturity date to July 1, 2013;
(2)	Provided that on or before the maturity date, we may elect to convert the Note into 3,000,000 shares of our common stock at a conversion price of $0.25; and
(3)	Reduced the exercise price of the Warrant from $0.15 to $0.10.

On July 1, 2013, the Investor converted the Note into 3,000,000 shares of our restricted common stock. On December 18, 2013, the Investor partially exercised the Warrant and we issued 1,250,000 shares of our restricted common stock in consideration for $125,000.

Private Placements
Between January 1, and December 31, 2013, we sold 5,634,000 shares of our common stock in private placements to accredited investors for gross proceeds of $2,011,100.

Changes to the Board of Directors and Executive Officers
On August 12, 2013, our Board of Directors (the “Board”) approved the appointments of Richard J. Sullivan, Arthur F. Noterman and Stephanie C. Sullivan to serve on our Board. William J. Delgado continues to serve as a director. In addition, effective as of August 12, 2013, the Board appointed the following to serve as our officers in the capacities set forth next to their names:

Name	Title
Richard. J. Sullivan	President, Chief Executive Officer and Assistant Secretary
William J. Delgado	Executive Vice President
David A. Loppert	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Our Board presently consists of four members.  The number may be fixed from time to time by the Board or our stockholders, and after the acquisition of Airtronic it is expected to consist of 5 persons. A vacancy on our Board and may be filled by the vote of a majority of the directors holding office. All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by the Board and serve at the discretion of the Board.

Advisory Board
Our advisory board consists of the following individuals:

Edwin J. Wang	Chairman, Advisory Board
Jennifer S. Carroll (1)	Senior Advisor
Senator Scott P. Brown	Senior Advisor
Matthew K. Kelley	Senior Advisor
__________
(1) - If the acquisition of one or more of the companies with whom we have entered into LOIs is completed, we expect that Ms. Carroll will be appointed Chief Operating Officer.  Ms. Carroll was until recently the Lt. Governor of the State of Florida, has served in the military, and has significant managerial experience.

Executive Offices
Our executive officers are located at 777 South Flagler Drive, Suite 800 West, West Palm Beach, FL 33410 and our telephone number is 561-515-6163.

Patents, Trademarks, and Licenses
We do not own any patents or trademarks and we have not entered into any license agreements.

Environmental Laws and Regulation
In the future we expect that we will be subject to various federal, state, local, provincial and foreign laws and regulations governing the protection of human health and the environment.  In 2013, we did not make any significant capital expenditures for equipment required by environmental laws and regulations.

Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.gdsi.co when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing or any registration statement that incorporates this Form 10-K by reference. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Employees
As of December 31, 2013, we employed four full-time employees.  We also use professionals on an as-needed basis. We have no collective bargaining agreements and believe our relations with our employees are good.

Item 1A.	Risk Factors.

Our operations could be affected by various risks, many of which are beyond our control. Based on current information, we believe that the following identifies the most significant risks that could affect our business. Investors should carefully consider the following risk factors, together with all of the information included in this Form 10-K, in evaluating our company, our business and our prospects.

Risks Relating to Our Business

There is substantial doubt about our ability to continue as a going concern.
Our independent registered public accounting firm has issued an opinion on our December 31, 2013, financial statements that states that the financial statements were prepared assuming we will continue as a going concern.  As discussed in Note 1 to the financial statements, we had a net loss of $9,297,253 for the year ended December 31, 2013, and used net cash of $983,345 for operating activities. Additionally, at December 31, 2013, we had an accumulated deficit of $16,858,375.  These matters raise substantial doubt about our ability to continue as a going concern.  Our plan in regards to these matters is also described in Note 1 to our financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future is dependent on our ability to meet our financing requirements, and complete other identified and  unidentified acquisitions. If we fail for any reason, we might not be able to continue as a going concern.

We have a limited operating history and may continue to incur losses.
There can be no assurance that our business will be profitable in the future. We may continue to incur losses and negative cash flows from operations. This would have a material adverse affect on our financial condition.

We will need additional financing to fully implement our business plan, and we cannot assure you that we will be successful in obtaining such financing or in continuing our operations.
We previously focused our efforts on developing our business in the communications sector. We are now focusing our efforts on developing our business in the areas of small arms manufacturing and distribution, knowledge-based and culturally attuned social consulting and security-related solutions in unsettled areas. We have entered into non-binding Letters of Intent (“LOI”) with two private companies in this area of business, but there can be no assurance that we will successfully close either of these transactions, or that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us to close the transactions. Any additional equity financing may be dilutive to our stockholders and holders of such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

While part of our strategy is to pursue strategic acquisitions, we may not be able to identify businesses that we can acquire on acceptable terms, we may not be able to obtain necessary financing or may face risks due to additional indebtedness, and our acquisition strategy may incur significant costs or expose us to substantial risks inherent in the acquired business’s operations.
Our strategy of pursuing strategic acquisitions may be negatively impacted by several risks, including the following:

●
We may not successfully identify companies that have complementary product lines or technological competencies or that can diversify our revenue or enhance our ability to implement our business strategy.

●	We may not successfully acquire companies if we fail to obtain financing, or to negotiate the acquisition on acceptable terms, or for other related reasons.
●
We may incur additional expenses due to acquisition due diligence, including legal, accounting, consulting and other professional fees and disbursements.  Such additional expenses may be material, will likely not be reimbursed and would increase the aggregate cost of any acquisition.

●	Any acquired business will expose us to the acquired company’s liabilities and to risks inherent to its industry. We may not be able to ascertain or assess all of the significant risks.
●	We may require additional financing in connection with any future acquisition. Such financing may adversely impact, or be restricted by, our capital structure.
●
Achieving the anticipated potential benefits of a strategic acquisition will depend in part on the successful integration of the operations, administrative infrastructures and personnel of the acquired company or companies in a timely and efficient manner.  Some of the challenges involved in such an integration include:

●	demonstrating to the customers of the acquired company that the consolidation will not result in adverse changes in quality, customer service standards or business focus;
●	preserving important relationships of the acquired company;
●	coordinating sales and marketing efforts to effectively communicate the expanded capabilities of the combined company; and
●	coordinating the supply chains.

Any integration is expected to be complex, time-consuming and expensive and may harm the newly-consolidated company’s business, financial condition and results of operations.

New federal and state laws and regulations may restrict our ability in the future to sell the products that potential acquisition targets currently sell into the domestic commercial market, which could materially adversely affect our future revenues.
Since December 2012, there has been an extremely sharp increase in political and public support for new “gun control” laws and regulations in the United States.  Some proposed legislation, including legislation that has been introduced and is under active consideration in Congress and in state legislatures, would ban and/or restrict the sale of military and law enforcement firearms, in their current configurations, into the commercial market, either throughout the United States or in particular states.  It is also possible that the President of the United States could issue Executive Orders that would adversely affect our ability to sell, or customers’ ability to purchase, our products.  The political environment for enactment of new “gun control” measures at the federal, state and local level is evolving rapidly and additional significant change in the domestic legal and regulatory environment during 2014 is likely.

In light of the uncertain and evolving political, legal and regulatory environment, it is not clear what measures might be necessary in order to redesign products to comply with applicable law, nor whether it will even be possible in every instance to do so.  To the extent that redesigns of products are possible, we may need to spend significant amounts of capital in order to effectuate such redesigns and may incur associated sales, marketing, legal and administrative costs in connection with the introduction of new models.  Furthermore, there is no assurance that customers will accept redesigned product.

A substantial decline in the domestic commercial market for any of these reasons would have a material adverse effect on the businesses we acquire.

We depend upon our senior management and our business may be adversely affected if we cannot retain them.
Our success depends upon our ability to attract and retain experienced senior management with specialized industry and technical knowledge and/or industry relationships. On August 12, 2013, Richard J. Sullivan was appointed Chairman and CEO of the Company and David A. Loppert was appointed CFO.  Mr. Sullivan and Mr. Loppert have significant experience as CEO and CFO, respectively, of public companies.  Once the acquisition of one or more of the companies with whom we have entered into LOI’s is completed, we expect that Jennifer Carroll will be appointed COO. Ms. Carroll was until recently the Lt. Governor of the State of Florida, has served in the military, and has significant managerial experience. We might not be able to find or replace qualified individuals to fill the slots of senior management that we anticipate if their services do not become available to us or are no longer available to us; accordingly the inability to fill, or the loss of critical members of our anticipated senior management team could have a material adverse effect on our ability to effectively pursue our business and acquisition strategy. We do not have key-man life insurance policies covering any of our employees at this time.

If we are unable to manage future growth, our business may be negatively affected.
We are continuing to pursue a strategy of rapid growth, and plan to expand significantly our capability and devote substantial resources to our marketing, sales, administrative, operational, financial and other systems and resources. Such expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to:

●	manage our business and our subsidiaries as a cohesive enterprise;
●	manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures;
●	add internal capacity, facilities and third-party sourcing arrangements as and when needed;
●	maintain service quality controls; and
●	attract, train, retain, motivate and manage effectively our employees.

There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.  In addition, we may incur substantial expenses identifying, investigating and developing appropriate products and services in the small arms business markets. There can be no assurance that any expenditures incurred in identifying, investigating and developing such products and services will ever be recouped.

We will need additional capital to fund ongoing operations, future acquisitions, and to respond to business opportunities, challenges, acquisitions or unforeseen circumstances.  If such capital is not available to us, our business, operating results and financial condition may be harmed.
At December 31, 2013, we had $509,224 cash on hand.  Our limited operating history makes it difficult to accurately forecast revenues and expenses, and in conjunction with other Risk Factors, raises substantial doubt about our ability to continue as a going concern.  Since January 1, 2013, we have closed on a loan, various private placements and warrant exercises and have received gross proceeds of $3,186,100.   We will continue to seek equity financing to provide funding for operations but there is no assurance that we will be successful in these efforts.  If we are not successful in raising additional equity capital or generate sufficient cash flows to meet our obligations as they come due, we may not be able to complete the acquisition of Airtronic, and/or fully fund our ambitious growth plans. We may then be required to reduce our overhead expenses by the reduction of headcount and other available measures.

We may face strong competition from larger, established companies.
We likely will face intense competition from other companies that provide the same or similar small arms manufacturing and distribution services, knowledge-based and culturally attuned social consulting and security-related solutions we expect to provide, virtually all of whom can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, R&D facilities and manufacturing and marketing experience than we have. There can be no assurance that developments by our potential competitors will not render our existing and future products or services obsolete.  In addition, we expect to face competition from new entrants into the arms business, knowledge-based and culturally attuned social consulting business, and security-related solutions business. As the demand for products and services grows and new markets are exploited, we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services. We may not have sufficient resources to maintain our research and development, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

If we are unable to keep up with technological developments, our business could be negatively affected.
If we are successful in acquiring the companies we have entered into LOI’s with, the markets for our anticipated products and services are expected to be characterized by rapid technological change and be highly competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the sale of our products and services will depend significantly upon the technological quality of our products and services relative to those of our competitors, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner.  In order to develop such new products and services, we will depend upon close relationships with those companies, existing customers and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that we will be able to develop and market our new products and services successfully or respond effectively to technological changes or new product and service offerings of our potential competitors in the arms business. We may not be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to protect intellectual property that we expect to acquire, which could adversely affect our business.
The companies that we expect to acquire rely on patent, trademark, trade secret and copyright protection to protect their technology. We believe that technological leadership can be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as patents. We may not secure future patents; and patents that we may secure may become invalid or may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" our products, or, if patents are issued to us, design around such patents.  We also expect to rely upon a combination of copyright, trademark, trade secret and other intellectual property laws to protect our proprietary rights by entering into confidentiality agreements with our employees, consultants and vendors, and by controlling access to and distribution of our technology, documentation and other proprietary information. There can be no assurance, however, that the steps to be taken by us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide a competitive advantage to us. Any such circumstance could have a material adverse effect on our business, financial condition and results of operations.  While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and subject us to significant liabilities to third parties, any of which could have a material adverse effect on our business.

We may not be able to protect our trade names and domain names.
We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain name "www.gdsi.co" and we use GDSI as a trade name. Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superseded, in some cases, by laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office and certain other common law rights. If the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's trade name or trademark, we could be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

The effects of the sequester may adversely impact our business, operating results or financial condition.
The sequester and its associated cutbacks in the military and support services has resulted in furloughs and delays in processing and approving of foreign orders that are approved by the United States Department of Defense. This, coupled with continuing changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of a continuing recession, increases in the rates of default and bankruptcy and extreme volatility in the credit and equity markets, may lead our customers to cease doing business with us or to reduce or delay that business or their payments to us, and our results of operations and financial condition could be adversely affected by these actions.  These challenging economic conditions also may result in:

●	increased competition for less spending;
●	pricing pressure that may adversely affect revenue;
●	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers; or
●	customer financial difficulty and increased risk of doubtful accounts receivable.

We are unable to predict the duration and severity of the sequester and its adverse economic impact on conditions in the U.S. and other countries.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our revenues and operating results could vary significantly from quarter to quarter and year-to-year because of a variety of factors, many of which are outside of our control.  As a result, comparing our operating results on a period-to-period basis may not be meaningful.  In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

●	our ability to accurately forecast revenues and appropriately plan our expenses;
●	the impact of worldwide economic conditions, including the resulting effect on consumer spending;
●	our ability to maintain an adequate rate of growth;
●	our ability to effectively manage our growth;
●	our ability to attract new customers;
●	our ability to successfully enter new markets and manage our expansion;
●	the effects of increased competition in our business;
●	our ability to keep pace with changes in technology and our competitors;
●	our ability to successfully manage any future acquisitions of businesses, solutions or technologies;
●	the success of our marketing efforts;
●	changes in consumer behavior and any related impact on the advertising industry;
●	interruptions in service and any related impact on our reputation;
●	the attraction and retention of qualified employees and key personnel;
●	our ability to protect our intellectual property;
●	costs associated with defending intellectual property infringement and other claims;
●	the effects of natural or man-made catastrophic events;
●	the effectiveness of our internal controls; and
●	changes in government regulation affecting our business.

As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance, and any unfavorable changes in these or other factors could have a material adverse effect on our business, financial condition and results of operation.

Growth may place significant demands on our management and our infrastructure.
We plan for substantial growth in our business, and this growth would place significant demands on our management and our operational and financial infrastructure.  If our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure to meet customer demand. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase.  Continued growth could also strain our ability to maintain reliable service levels for our customers and meet their expected delivery schedules, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
In order to protect our proprietary technology and processes, we will rely in part on confidentiality agreements with our employees, customers, potential customers, independent contractors and other advisors.  These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information.  In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We will continue to incur increased costs as a result of being a public reporting company and our management expects to devote substantial time to public reporting company compliance programs.
As a public reporting company, we will incur significant legal, insurance, accounting and other expenses that we would not incur as a non-reporting public company. We expect to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management's time and attention from product development activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We maintain directors' and officers' insurance coverage, which increases our insurance cost. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

In addition, in order to comply with the requirements of being a public reporting company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our ordinary shares could decline.

As discussed below, because we are an emerging growth company, we are exempt from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002, but that does not preclude us from complying with certain of these rules, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. We have begun the costly and challenging process of implementing the system and processing documentation needed to comply with such requirements.

We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

Our independent registered public accounting firm will not be required to formally attest to effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the Commission following the date we are no longer an "emerging growth company" as defined in the JOBS Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Risks Related to our Common and Preferred Stock

We are eligible to be treated as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an "emerging growth company", as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley, (2) reduced disclosure obligations regarding executive compensation in this Form 10-K and our other periodic reports,  and registration and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time (i.e., we become a large accelerated filer) or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company" which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not emerging growth companies.

We may be unable to register for resale all of the shares of common stock sold in private placements, in which case purchasers in the private placements will need to rely on an exemption from the registration requirements in order to sell such shares.
In connection with our various private placements, we are obligated to include all such common stock sold in our next “resale” registration statement with the SEC. Nevertheless, it is possible that the SEC may not permit us to register all of such shares of common stock for resale. In certain circumstances, the SEC may take the view that the private placements require us to register the resale of the securities as a primary offering. Investors should be aware of the existence of risks that interpretive positions taken with respect to Rule 415, or similar rules or regulations including those that may be adopted subsequent to the date of this report, that could impede the manner in which the common stock may be registered or our ability to register the common stock for resale at all or the trading in our securities. If we are unable to register some or all of the common stock, or if shares previously registered are not deemed to be freely tradable, such shares would only be able to be sold pursuant to an exemption from registration under the Securities Act, such as Rule 144.

We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future.  Any return on investment may be limited to the value of our common stock.
We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently a limited liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.
To date there has been a nominal liquid trading market for our common stock.  We cannot predict how liquid the market for our common stock might become.  Our common stock is quoted for trading on the OTCQB Marketplace (“OTCQB”).  As soon as is practicable, we anticipate applying for listing of our common stock on either the American Stock Exchange, The Nasdaq Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange.  We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains listed on the OTCQB or suspended from the OTCQB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are traded in the OTCQB, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock may be deemed a "penny stock," which would make it more difficult for our investors to sell their shares.
Our common stock may be subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in our private placements upon the effectiveness of the registration statement we expect to file, or upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of common stock sold in our private placements will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares, or (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.

Investor Relations Activities, Nominal “Float” and Supply and Demand Factors May Affect the Price of our Stock.
We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for the Company.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We have and we will continue to provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning the Company.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by the Company or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.

The SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  The Company and its shareholders may be subjected to enhanced regulatory scrutiny due to the relatively small number of holders who own the registered shares of the Company’s common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTCQB Marketplace.  Until such time as the common stock sold in the private placements are registered and until such time as the restricted shares of the Company are registered or available for resale under Rule 144, there will continue to be a large percentage of shares held by a relatively small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, that will constitute the entire available trading market.  The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. The supply of Company common stock for sale has been and may continue to be limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that the Company’s or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

We may apply the proceeds of private placements to uses that ultimately do not improve our operating results or increase the value of your investment.
We have used and intend to use the net proceeds from private placements for general working capital purposes. Our management has and will have broad discretion in how we use these proceeds. These proceeds could be applied in ways that do not ultimately improve our operating results or otherwise increase the value of the investment in shares of our common stock sold.

Because our current directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of subscribers in our private placements.
Our current directors and executive officers own or control approximately 38% of our issued and outstanding shares of common stock.  Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.  The interests of such persons may differ from the interests of our other stockholders.  As a result, in addition to their board seats and offices, such persons may have significant influence over and may control corporate actions requiring stockholder approval, irrespective of how the Company's other stockholders may vote, including the following actions:

●	to elect or defeat the election of our directors;
●	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
●	to effect or prevent a transaction, sale of assets or other corporate transaction; and
●	to control the outcome of any other matter submitted to our stockholders for vote.

Such persons' stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Exercise of warrants may have a dilutive effect on our common stock.
If the price per share of our common stock at the time of exercise of any options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2013, we had outstanding warrants to acquire 4,250,000 shares of our common stock at exercise prices ranging from $0.10 to $1.00. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.
Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders a preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our corporate headquarters are located in West Palm Beach, Florida.  In August 2013 we entered into a twelve-month lease for a virtual office in West Palm Beach, Florida at a monthly rental of $299 plus taxes.

Item 3.	Legal Proceedings.

From time to time, we may become involved in litigation relating to our business as either Plaintiff or Defendant.

The Company is plaintiff in two actions:

●
On November 21, 2013, the Company filed a complaint against Airtronic USA, Inc. (“Airtronic”) in connection with Airtronic’s pending Chapter 11 bankruptcy proceeding.  Airtronic’s bankruptcy proceeding is pending in the United States Bankruptcy Court for the Northern District of Illinois as case number 12-09776.  The adversary proceeding is captioned Global Digital Solutions, Inc. v. Airtronic USA, Inc. and is adversary proceeding number 13-01330.  The Company’s complaint arises out of Airtronic’s refusal to complete a merger transaction with the Company as contemplated under the terms of Airtronic’s Amended Plan of Reorganization (the “Plan”) and a certain Agreement of Merger and Plan of Reorganization dated as of December 12, 2012, as amended by the First Amendment to Agreement and Plan of Reorganization dated as of August 5, 2013 (collectively, the “Merger Agreement”). The Plan and Merger Agreement called for the consummation of a transaction on or before December 2, 2013, by and among the Company; Airtronic Acquisition Corp., a to-be-formed subsidiary of the Company; and Airtronic, pursuant to which, among other things: (a) Airtronic Acquisition Corp. was to be merged with and into Airtronic, with Airtronic being the surviving corporation; (b) the Company was to make capital available to Airtronic of up to $2,000,000.00 (subject to adjustments for certain advances provided to or for the benefit of Airtronic and/or its creditors prior to the confirmation of the Plan or otherwise); and (c) seventy percent (70%) of the issued and outstanding common stock of Airtronic was to be issued to the Company.  In its adversary complaint, the Company alleges Airtronic wrongfully refused to complete the contemplated merger transaction.  The Company sought an order requiring Airtronic to complete the merger transaction and an award of reasonable attorneys’ fees and costs incurred by it in connection with the adversary proceeding.  The case is stayed pending other motions before the Bankruptcy Court.

●
On January 9, 2014, the Company filed a lawsuit against Merriellyn Kett Murphy (“Kett”) asserting three causes of action against her: Tortious Interference with Contract and/or with Prospective Economic Advantage; Fraudulent Inducement; and Negligent Misrepresentation.  Kett is the CEO, President and sole director and stockholder of Airtronic. The Company had entered into a merger agreement with Airtronic and Kett had made numerous representations to the Company that she would close the merger if the Company met her personal demands, which the Company did.  Nonetheless, Kett refused to close the merger.  The case, captioned Global Digital Solutions, Inc. v. Merriellyn Kett Murphy, was filed in Palm Beach County Circuit Court and Kett later removed it to Federal Court in the Southern District of Florida.  The case number is 14-cv-80190-DTKH and is in its early stages.  The Company is seeking a judgment against Kett, damages, costs and such other relief as may be awarded by the court.  Kett filed a Motion to Dismiss or Transfer Venue and is seeking a court stay pending the motion.  The Company opposes Kett’s motions and is vigorously pursuing all claims against Kett.

To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our business, financial condition and operating results.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB Marketplace (“OTCQB”) or pink sheets maintained by the OTC Markets Group under the symbol “GDSI”.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2013 price range per common share	$.87- $.26	$1.11 - $.70	$1.39 - $.09	$.14 - $.07

Fiscal 2012 price range per common share	$.17 - $.02	$.095 - $.01	$.12 - $.04	$.31 - $.055

The last reported sales price of our Common Stock on the OTCQB on December 31, 2013, was $0.45 and on March 26, 2014, the last reported sales price was $0.61.

Holders
As of December 31, 2013, there were approximately 191 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy
We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

Securities Authorized for Issuance under Equity Compensation Plans
None.

Recent Sales of Unregistered Securities/Recent Purchase of Securities
Except as set forth below, we have not sold any unregistered securities, which sales have not previously been disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

●
On October 16, 2013, we issued a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share to Midtown Partners, LLC, an investment banking company, for services to be rendered per an investment banking agreement. The agreement provides for a term of six months, a cash fee of $25,000 and customary transactions fees based on the success of each transaction.. The warrant was issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

●
On October 16, 2013, we accepted subscriptions for a total of 100,000 shares of our common stock in a private placement from one investor.  We received gross proceeds of $50,000. The private placement was made an “accredited investor,” as that term is defined in Regulation D under the Securities Act. The securities sold in the private placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

●
On December 18, 2013, Gabriel De Los Reyes partially exercised a warrant and we issued 1,250,000 shares in connection with the exercise of this warrant.  We received gross proceeds of $125,000.  The securities issued in connection with the exercise of the warrant were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

We did not repurchase any shares of our Common Stock during the year ended December 31, 2013.

We did not repurchase any shares of our Common Stock during the year ended December 31, 2013.

Item 6.	Selected Financial Data.
Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the other sections of this registration statement on Form S-1, including “Risk Factors,” “Description of Our Business” and the accompanying consolidated financial statements and related notes in Item 8 – "Financial Statements and Supplementary Data". As discussed in Note 1 to our consolidated financial statements, our ability to continue as a going concern is dependent upon our ability to meet our financing requirements, and the future success of our operations.  Our plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Report as well as other matters over which we have no control. See “Forward-Looking Statements”. Our actual results may differ materially.

Overview

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2013 and 2012.

	For the Years Ended
	December 31,
	2013	2012
Revenue	$-	$-
Cost of revenue	-	300
Gross profit (loss)	-	(300)
Operating expenses
Selling, general and administrative expenses	8,384,247	301,284
Other (income)/expense
Gain on extinguishment of debt	(31,712)	-
Interest income	(59,701)	-
Interest expense	733,198	10,000
Other income	-	(600)
Total costs and expenses	9,026,032	310,684
Loss from continuing operations before provision for income taxes	(9,026,032)	(310,984)
Provision for income taxes	-	-
Loss from continuing operations	(9,026,032)	(310,984)
Loss from discontinued operations	(271,221)	(208,922)
Net loss	(9,297,253)	(519,906)
Loss attributable to the noncontrolling interest		(28,815)
Net loss attributable to Global Digital Solutions, Inc.	$(9,297,253)	$(491,091)
Loss per common share attributable to Global Digital Solutions, Inc.
common stockholders - basic and diluted:
Loss from continuing operations	$(0.12)	$(0.01)
Loss from discontinued operations	-	-
Loss attributable to the noncontrolling interest	-	-
Net loss	$(0.12)	$(0.01)
Shares used in computing net loss per share:
Basic and diluted	74,484,164	45,302,055

We had focused our efforts on developing our business in the communications sector. We are now focusing our efforts on developing our business in the areas of small arms manufacturing and distribution, knowledge-based and culturally attuned social consulting and security-related solutions in unsettled areas. See “Other Acquisitions” in Item 1 above.

Year ended December 31, 2013 and 2012
We had no revenue from continuing operations in either 2013 or 2102.  Cost of revenue from continuing operations was $0 in 2013 compared to $300 in 2012.  Selling, general and administrative expenses (“S,G & A”) were $8,384,247 in 2013 compared to $301,284 in 2012, a $8,082,963 increase, or 2682.8%.  S,G & A was comprised of:

	2013	2012	Increase/ (decrease)	% Change
Communications	$5,016	$1,226	$3,790	309.1%
Compensation and benefits	5,443,707	200,000	5,243,707	2,621.9%
Debt issuance costs	1,385,000	-	1,385,000	100.0%
Facility expense	13,275	-	13,275	100.0%
Investment expense	514,808	-	514,808	100.0%
Investor relations and marketing	380,944	81,125	299,819	369.6%
Office supply and support	55,231	3,205	52,026	1,623.3%
Professional and filing fees	554,408	11,075	543,333	4,905.9%
Travel and entertainment	31,858	4,653	27,205	584.7%
	$8,384,247	$301,284	$8,082,963	2,682.8%

Compensation and benefits increased by $5,243,707, or 2,621.9%.  In 2013 we granted restricted stock awards to our senior officers and advisors and amortized the fair market value  - $5,158,207 - over the vesting period. We had no such expense in 2012. Salaries and consulting fees to officers were $285,500 in 2013 compared to $200,000 in 2012.

Debt issuance costs increased by $1,385,000.  We had no such expense in 2012.  In connection with the issuance of notes payable and convertible notes payable, we issued warrants and restricted stock to the lender and certain consultants who facilitated the loan.  The fair value of the warrants and restricted stock was determined using the Black-Scholes valuation model and the expense was amortized over the life of the debt.

Investment expense in 2013 includes (i) $400,000 of amortization of the fair market value of a warrant issued to an investment bank for services to be rendered, (ii) and placement fees of $43,200 settled in shares of our common stock. We had no such expense in 2012.

Investor relations and marketing expense increased by $299,819 or 369.6%, and were primarily for services rendered paid in shares of our common stock.

Professional and filing fees increased by $543,333, or 4,905.9%.  In the year ended December 31, 2012 they consisted primarily of legal fees, Edgar filing and OTC filing fees.  In the year ended December 31, 2013, such fees consisted of:

●	Accounting and & auditing fees of $99,802;
●	Consulting fees of $92,369;
●	Legal fees of $353,978;
●	Public company/SEC related fees and expenses of $6,325; and
●	Transfer agent fees of $1,934.

Gain on extinguishment of debt was $31,712 in 2013 and was in connection with the conversion of convertible notes payable into shares of our common stock.

Interest income was $59,701 in 2013 and is the interest on the bridge loans we made to Airtronic.  We had no such interest income in 2012.

Interest expense was $733,198 in 2013 and is comprised as follows:

●	Interest on notes payable and convertible notes payable of $56,712; and
●	The beneficial conversion feature of convertible notes payable of $676,486.

We had no such interest expense in 2012.

There is no income tax benefit for the losses for the years ended December 31, 2013 and 2012, since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Loss from discontinued operations in the years ended December 31, 2013 and 2012 was comprised as follows, and related to the operations of Bronco:

Net sales	$-	$144,337
Cost of goods sold	-	114,071
Gross profit	-	30,266
Selling, general and administrative expenses	25,477	236,564
Loss on sale of assets of discontinued operations	245,744	-
Interest expense	-	7,000
Other income	-	(4,376)
Loss before provision for income taxes	(271,722)	(208,922)
Provision for income taxes	-	-
Loss from discontinued operations	$(271,722)	$(208,922)

Our results of operations for the years ended December 31, 2013 and 2012 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents totaling $509,224 and working capital of $1,211,052. For the year ended December 31, 2013, we incurred a net loss of $9,297,253, and at December 31, 2013, we had an accumulated deficit of $16,858,375 and total stockholders’ equity of $1,211,250. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

As of December 31, 2013, we did not have any material commitments for capital expenditures during the next twelve months, except for the potential acquisitions described in Part I, Item 1, “Other Acquisitions”.  Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

Cash Flows

Cash used in operating activities

Net cash used in operating activities totaled $983,345 for the year ended December 31, 2013, compared to $215,627 for the year ended December 31, 2012.

In the year ended December 31, 2013, cash was used to fund a net loss of $9,297,253, reduced by non-cash stock-based compensation of $5,158,208, common stock issued for a debt guaranty of $660,000, common stock based payments for services of $1,080,230, amortization of debt discount and warrant expenses of $1,126,487, changes in operating assets and liabilities of $43,238 and cash provided by discontinued operations of $245,745.

In the year ended December 31, 2012, cash was used to fund a net loss of $519,906, reduced by non-cash common stock based payments for services of $66,500, amortization of debt discount of $10,000, changes in operating assets and liabilities totaling $114,485 and cash provided by discontinued operations of $113,294.

Cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2013, totaled $1,446,874 and comprised $1,465,874 of advances to Airtronic under a bridge loan and $198 for deposits.  We had no investing activities in the year ended December 31, 2012.

Cash from financing activities

Net cash provided by financing activities totaled $2,573,500 for the year ended December 31, 2013, compared to $60,100 for the year ended December 31, 2012. In the year ended December 31, 2013, we received proceeds from the sale of common stock of $1,966,100, $300,000 of proceeds from the exercise of warrants and $374,900 of proceeds from the issuance of short-term debt, reduced by repayments of short-term debt of $67,500.  In the year ended December 31, 2012, we received proceeds of $150,000 from the sale of common stock, and $572,600 of proceeds from the issuance of short-term debt, reduced by repayments of short-term debt of $122,500.

Financial condition

As of December 31, 2013, we had cash and cash equivalents totaling $509,224, working capital of $1,211,052 and stockholders equity of $1,211,250. We do not have a line of credit facility and have relied on short-term borrowings and the sale of common stock to provide cash to finance our operations. We believe that we will need to raise additional capital in 2014 to sustain our operations. We plan to seek additional equity and debt financing to provide funding for operations.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2013, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls
The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, and based on the Company’s assessment, management has concluded that its internal control over financial reporting were not effective as of December 31, 2013, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP a result of the identified material weaknesses in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as or December 31, 2013:

Resources: As of December 31, 2013, our Chief Financial Officer performed all accounting functions. As a result, there is a lack of proper segregation of duties.

Audit Committee: We do not have, and are not required, to have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

Management's Remediation Initiatives

As we expand, we plan to hire additional accounting staff and implement systems where we have adequate segregation of duties. We also plan to add an audit committee financial expert to our board and create an audit committee made up of one or more of our independent directors.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as such report is not required for non-accelerated filers such as us because we are an “emerging growth company” pursuant to the JOBS Act.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

On August 12, 2013, our Board of Directors (the “Board”) approved the appointments of Richard J. Sullivan, Arthur F. Noterman and Stephanie C. Sullivan to serve on our Board. William J. Delgado continues to serve as a director. In addition, effective as of August 12, 2013, the Board appointed the following to serve as our officers in the capacities set forth next to their names:

Name	Title
Richard J. Sullivan	President, Chief Executive Officer and Assistant Secretary
William J. Delgado	Executive Vice President
David A. Loppert	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Richard J. Sullivan (age 74) is responsible for the Company’s strategy, leadership and day-to-day operational activities.  Mr. Sullivan founded and since 1993 has served as Chairman and CEO of Solutions, Inc., a private investment banking company that specializes in advising corporations on acquiring other business entities and assisting owners and management who are considering selling all or part of their business.  Mr. Sullivan founded and from 1993 to 2003 served as Chairman and Chief Executive Officer of Applied Digital Solutions, Inc., a Nasdaq listed technology company that spawned two other successful listed companies of which he was Chairman of the Board, Digital Angel Corporation (AMEX) and VeriChip Corporation (Nasdaq). Management believes that Mr. Sullivan’s many years as Chairman and CEO of public companies qualifies him for his positions with the Company.

Arthur F. Noterman (age 71) is a Chartered Life Underwriter. Mr. Noterman has owned an investment and insurance business for over 40 years located in Massachusetts and is a registered FINRA Broker affiliated with a Cincinnati, Ohio Broker/ Dealer.  Mr. Noterman served on the Board of Directors of Applied Digital Solutions Inc. from 1997 to 2003, serving on the Audit and Compensation Committees.  Mr. Noterman attended Northeastern University, Boston, MA from 1965-1975 and obtained the Chartered Life Underwriter Professional Designation in 1979 from The American College, Bryn Mawr, Pennsylvania.  Management believes that Mr. Noterman’s many years as a director of public companies, his financial background, and his many years serving on audit and compensation committees uniquely qualifies him for his position as a director of the Company.

Stephanie C. Sullivan (age 25) is a business entrepreneur and has served, since May 2011, as financial manager at Alexis Miami, a privately held upscale women’s fashion designer and manufacturer.   Ms. Sullivan graduated from the University of Miami in May 2011 with a Bachelor of Arts in Business Administration. Management believes that Ms. Sullivan’s marketing and financial background bring a new and young approach that the Board will benefit from.

William J. Delgado (age 54) served as President, Chief Executive Officer and Chief Financial Officer from August 2004 to August 2013. Effective August 12, 2013, Mr. Delgado assumed the position of Executive Vice President, and is responsible, along with Mr. Sullivan, for business development. Mr. Delgado has over 33 years of management experience including strategic planning, feasibility studies, economic analysis, design engineering, network planning, construction and maintenance. He began his career with Pacific Telephone in the Outside Plant Construction. He moved to the network engineering group and concluded his career at Pacific Bell as the Chief Budget Analyst for the Northern California region. Mr. Delgado founded All Star Telecom in late 1991, specializing in OSP construction and engineering and systems cabling. All Star Telecom was sold to International FiberCom in April of 1999. After leaving International FiberCom in 2002, Mr. Delgado became President/CEO of Pacific Comtel in San Diego, California. After the Company acquired Pacific Comtel in 2004, Mr. Delgado became Director, President, CEO and CFO of the Company. Management believes that Mr. Delgado’s many years of business experience uniquely qualifies him for his positions with the Company.

David A. Loppert (age 59) is responsible for the Company’s finance and administrative functions. He is a financial executive with over 30 years experience. He previously served as chief financial officer, secretary and treasurer of rVue Holdings, Inc. (OTCQB: RVUE), from May 2010 until June 2012.  Prior thereto he served as Argo Digital Solutions, Inc.’s senior vice president from March 2009 through January 2010, and from March 2010 through May 2010.  He was formerly a director, executive vice president and chief financial officer of Surgical Outcome Support, Inc. from August 2006 through March 2009. From October 2003 through July 2006 he was an independent financial consultant to public and private companies.  From June 2001 until September 2003, he was a vice president and director of QSGI Inc. (OTCBB: QSGI). From February 1997 through December 2000, he was vice president, chief financial officer and assistant secretary of Applied Digital Solutions, Inc. (NASDAQ: DIGA) and also served as chief executive officer of SysComm International Corporation, (NASDAQ: SYCM) a network and systems integrator, and an affiliate of Applied Digital.  Mr. Loppert began his financial career with Price Waterhouse, an international accounting firm, in 1978 in Johannesburg, South Africa, before moving to its Los Angeles Office in 1980 where over time he became a senior manager. Mr. Loppert earned bachelor's degrees in commerce in 1978 and in accounting in 1980, and a higher diploma in accounting in 1980, all from the University of the Witwatersrand, Johannesburg, South Africa, and was designated a Chartered Accountant (South Africa) in 1980.

Neither Mr. Noterman nor Ms. Sullivan have been involved in any transaction with the Company that would require disclosure under Item 404(a) of the Regulation S-K.

In December 2012 we entered into an agreement with an investor to lend us $750,000. As part of that agreement, Bay Acquisition LLC, an entity controlled by Richard J. Sullivan, a director and officer of the Company, agreed to pledge certain collateral as additional security for the loan.  In consideration for this pledge of collateral, we agreed to issue to Bay Acquisition LLC 3,000,000 shares of our restricted common stock valued at $360,000.

On January 1, 2012, we acquired a 51% stake in Bronco Communications, LLC, (“Bronco”) a Nevada-California regional telecommunications subcontractor located in Folsom, CA in consideration for 4,289,029 shares of our restricted common stock valued at $0.035 per share, or $150,116. William J. Delgado, a director and officer of the Company, owns a 10% membership interest in Bronco. On October 15, 2012, we entered into an Amendment to Purchase Agreement, and we agreed to relinquish control of Bronco to its minority shareholders effective as of January 1, 2013, in consideration for the assumption of liabilities. Thus, at January 1, 2013, we no longer have an interest in Bronco.

In January 2013, we granted Richard J. Sullivan and David A. Loppert restricted stock grants of 3,000,000 and 5,000,000 shares of common stock, respectively.  In June 2013, we granted Richard J. Sullivan, David A. Loppert and William J. Delgado restricted stock grants of 10,000,000, 3,000,000 and 1,000,000 shares of common stock, respectively. The grants vested in January 2014.

Neither Mr. Noterman, Mr. Delgado nor Mr. Loppert has any family relationship with any officer or director of the Company. Stephanie C. Sullivan is the daughter of Richard J. Sullivan.

A vacancy on our board of directors may be filled by the vote of a majority of the directors holding office. All directors hold office for one-year terms and until the election and qualification of their successors. Officers are appointed by the board of directors and serve at the discretion of the board.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Directors’ and Officers’ Liability Insurance

We maintain directors' and officers' liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions.  Such insurance also insures us against losses which we may incur in indemnifying our officers and directors.  In addition, we have entered into indemnification agreements with key officers, directors and consultants, and such persons shall also have indemnification rights under applicable laws, and our Certificate of Incorporation and Bylaws.

Corporate Governance

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interest of GDSI and its shareholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of GDSI. The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees

We intend to appoint such persons to the Board and committees of the Board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange. We intend to appoint directors in the future so that a majority of our directors will be independent directors, of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the SEC. We have not appointed an audit committee, compensation committee, or nominating committee although we expect to do so in the near future.

Code of Ethics

Our Board has approved, and we have adopted, a Code of Conduct and Ethics that applies to all of our directors, officers, employees, consultants and agents. We will provide a copy of the Code of Conduct and Ethics free of charge upon request to any person submitting a written request to our chief executive officer.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Although there are many other factors, the Board seeks individuals with experience on public company boards as well as experience with advertising, marketing, legal and accounting skills.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Through our policies, our Code of Conduct and Ethics and our Board’s review of financial and other risks, our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks.  Mr. Sullivan, a director and our chief executive officer, and Mr. Loppert, our chief financial officer, work closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent director may conduct the assessment. Presently, the primary risks affecting GDSI include our ability to close acquisitions and raise sufficient capital to scale our business. The Board focuses on these key risks and interfaces with management on seeking solutions.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years ended December 31, 2013 and 2012, the compensation earned by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($) (4)	All other compensation ($) (5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(i)	(j)
Richard J. Sullivan (1),	2013	$-	$-	$2,635,000	$157,000	$2,792,000
Chairman, CEO, President and Assistant Secretary	2012	$-	$-			$-

David A. Loppert (2),	2013	$-	$-	$1,282,500	$78,500	$1,361,000
Executive Vice President, CFO, Treasurer and Secretary	2012	$-	$-	$-	$-	$-

William J. Delgado (3),	2013	$50,000	$-	$227,500	$-	$277,500
Director, Former President, Chief Executive Officer & Chief Financial Officer, currently Executive Vice President	2012	$199,990	$-	$-	$-	$199,990
_______________
(1)	Mr. Sullivan was appointed Chairman, CEO, President and Assistant Secretary on August 12, 2013. Mr. Sullivan acted as a consultant from January 2013 to August 2013.
(2)	Mr. Loppert was appointed Executive Vice President, CFO, Treasurer and Secretary on August 12, 2013. Mr. Loppert acted as a consultant from January 2013 to August 2013.
(3)	Mr. Delgado was appointed Executive Vice President on August 12, 2013. Prior thereto he served as our CEO, President and CFO.
(4)
The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718. These amounts represent restricted stock awards granted to the named executive officers, and do not reflect the actual amounts that may be realized by those officers.

(5)	Paid as consulting fees.

Options Granted to Named Executives
No option awards were granted in 2013 or 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as of December 31, 2013 regarding restricted stock held by the named executive officers.  There are no outstanding stock options held by the named executive officers.

Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)

Richard J. Sullivan	13,000,000	$5,850,000	-	$-

David A. Loppert	8,000,000	$3,600,000	-	$-

William J. Delgado	1,000,000	$450,000	-	$-
__________
(1)	All restricted stock granted to the named executives vested in January 2014.
(2)	Computed by multiplying the closing market price of a share of our common stock on December 31, 2013, or $0.45, by the number of shares of common stock that have not vested.

Director Compensation
We do not have a compensation arrangement in place for members of our Board and we have not finalized any plan to compensate directors in the future for their services as directors.  We anticipate that we will develop a compensation plan for our independent directors in order to attract qualified persons and to retain them. We expect that the compensation arrangements will be comprised of equity awards and cash for reimbursement of expenses only.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Part II, Item 5, under the heading, “Securities Authorized for Issuance under Equity Compensation Plans” for information at December 31, 2013, on compensation plans under which our equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 26, 2014, by (i) those persons known by us to be owners of more than 5% of our Common Stock, (ii) each director (iii) our Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) our executive officers and directors as a group.  Except as otherwise indicated, the address of each stockholder listed below is: c/o Global Digital Solutions, Inc. 777 South Flagler Drive, Suite 800W, West Palm Beach, FL 33401.

Name and Address of Beneficial Owner	Number of shares of Common Stock Beneficially Owned (1)	Percent of Class (%)
Officers and Directors:
Richard J. Sullivan (2)	27,240,000	27.4%
David A. Loppert (3)	8,000,000	8.0%
William J. Delgado (4)	5,390,029	5.4%
Arthur F. Noterman	0	0.0%
Stephanie C. Sullivan	500,000	*
All Directors and Officers	38,130,029	38.3%

5% or Greater Shareholders:
Gabriel De Los Reyes/ Maria Lourdes De Los Reyes (5)	7,250,000	7.3%
17795 SW 158th Street
Miami, FL 33187

* Less than 1%.
(1) - Applicable percentages are based on 99,524,117 shares outstanding as of March 26, 2014. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting power.

(2) - Includes (a) 13,000,000 shares of restricted stock issued under restricted stock grants, (b) 3,000,000 shares owned by Bay Acquisition Corp., an entity controlled by Mr. Sullivan, and (c) 530,000 shares owned by Mr. Sullivan's minor son.

(3) Includes 8,000,000 shares of restricted stock issued under restricted stock grants.
(4) - Includes (a) 1,000,000 shares of restricted stock issued under a restricted stock grant, (b) 4,289,029 shares owned by Bronco Communications, LLC, an entity which Mr. Delgado controls and (c) 100,000 shares owned by Mr. Delgado's minor daughter.

(5) - Includes 1,750,000 currently exercisable warrants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of our fiscal year 2012, there has not been, and there is not currently proposed, any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

On January 1, 2012, we acquired a 51% stake in Bronco Communications, LLC, (“Bronco”) a Nevada-California regional telecommunications subcontractor located in Folsom, CA in consideration for 4,289,029 shares of our restricted common stock valued at $0.035 per share, or $150,116, the fair market value of our common stock on the date the agreement was made. One of our directors and an executive officer owns a 10% membership interest in Bronco. On October 15, 2012, we entered into an Amendment to Purchase Agreement, and we agreed to relinquish control of Bronco to its minority shareholders effective as of January 1, 2013.

In December 2012 we entered into a Promissory Note Purchase Agreement with an investor to lend us $750,000. In consideration we granted the investor a warrant to acquire 3,000,000 shares of our common stock at $0.15 per share.  On May 6, 2013, the parties amended the Promissory Note Purchase Agreement and the related Secured Promissory Note, Security Agreement and Warrant to:

(1)	Extend the Note’s maturity date to July 1, 2013;
(2)	Provide that on or before the maturity date, we may elect to convert the Note into 3,000,000 shares of our common stock at a conversion price of $0.25; and
(3)	Reduce the exercise price of the Warrant from $0.15 to $0.10.

On July 1, 2013, we elected to convert the Note and issued the investor 3 million shares of our restricted common stock valued at $750,000.  On December 18, 2013, the Warrant was partially exercised and we received proceeds of $125,000 in consideration for the issuance of 1,250,000 shares of our restricted common stock.

As part of the agreement with the investor, Bay Acquisition LLC., an entity controlled by Richard J. Sullivan, our Chairman and CEO, agreed to pledge certain collateral as additional security for the loan.  In consideration for this pledge of collateral, we agreed to issue to Bay Acquisition 3,000,000 shares of our restricted common stock valued at $360,000.

In January 2013, we granted Richard J. Sullivan and David A. Loppert restricted stock grants of 3,000,000 and 5,000,000 shares of common stock, respectively.  In June 2013, we granted Richard J. Sullivan, David A. Loppert and William J. Delgado, restricted stock grants of 10,000,000, 3,000,000 and 1,000,000 shares of common stock, respectively. The grants vested in January 2014.

Item 14.	Principal Accounting Fees and Services.

Our Board of Directors reviews and pre-approves audit and permissible non-audit services performed by our independent registered public accounting firm PMB Helin Donovan LLP (“PMB”) as well as the fees charged for such services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

In its review of non-audit service and its appointment of PMB as our independent registered public accounting firm, Our Board considered whether the provision of such services is compatible with maintaining independence.

The following table shows the fees for services provided by PMB for the years ended December 31, 2013 and 2012:

	2013	2012
Audit Fees (1)	$32,500	$32,500
Audit Related Fees (2)	2,465	-
Tax Fees (tax-related services)	-	-
All other fees (3)	58,556	-
Total Fees	$93,521	$32,500
__________
(1)	Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees — these fees relate to assistance with a registration statement.
(3)	All other fees – these fees relate to fees incurred in connection with the proposed acquisition of Airtronic and the audit of its historical financial statements.

All services performed by PMB were performed by full-time, permanent employees.  All services provided by and all fees paid to PMB in fiscal 2013 and 2012 were pre-approved by our Board of Directors. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIGITAL SOLUTIONS, INC.

By:	/s/ Richard J. Sullivan
Richard J. Sullivan
Chief Executive Officer
Date:	March 28, 2014

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard J. Sullivan and David A. Loppert, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Sullivan	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 28, 2014
Richard J. Sullivan

/s/ David A. Loppert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2014
David A. Loppert

/s/ William J. Delgado	Director, Executive Vice President	March 28, 2014
William J. Delgado

/s/ Arthur F. Noterman	Director	March 28, 2014
Arthur F. Noterman

/s/ Stephanie C. Sullivan	Director	March 28, 2014
Stephanie C. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Digital Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Global Digital Solutions, Inc. (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, consolidate statements of stockholders’ equity (deficit) and  consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Digital Solutions, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has sustained a net loss from operations and has an accumulated deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
Seattle, Washington
March 28, 2014

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$509,224	$385,141
Notes receivable	1,465,874	-
Prepaid expenses	122,056	-
Total current assets	2,097,154	385,141

Assets of discontinued operations	-	395,133
Deposits	198	-
Total assets	$2,097,352	$780,274

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$166,256	$155
Accrued expenses	165,537	191,344
Convertible notes payable	529,309	504,309
Notes payable	25,000	117,600
Total current liabilities	886,102	813,408
Liabilities of discontinued operations	-	33,974
Total Liabilities	886,102	847,382

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 175,000,000 shares authorized, 93,024,117 and 52,263,451 shares issued and outstanding	93,025	52,264
Additional paid-in capital	17,976,600	7,326,336
Accumulated deficit	(16,858,375)	(7,561,122)
Total Global Digital Solutions, Inc. stockholders' equity (deficit)	1,211,250	(182,522)
Noncontrolling interest	-	115,414
Total stockholders’ equity (deficit)	1,211,250	(67,108)

Total liabilities and stockholders' equity	$2,097,352	$780,274

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012

Revenue	$-	$-

Cost of revenue	-	300

Gross profit (loss)	-	(300)

Operating expenses
Selling, general and administrative expenses	8,384,247	301,284
Other (income)/expense
Gain on extinguishment of debt	(31,712)	-
Interest income	(59,701)	-
Interest expense	733,198	10,000
Other income	-	(600)
Total costs and expenses	9,026,032	310,684

Loss from continuing operations before provision for income taxes	(9,026,032)	(310,984)

Provision for income taxes	-	-

Loss from continuing operations	(9,026,032)	(310,984)

Loss from discontinued operations	(271,221)	(208,922)

Net loss	(9,297,253)	(519,906)

Loss attributable to the noncontrolling interest	-	(28,815)

Net loss attributable to Global Digital Solutions, Inc.	$(9,297,253)	$(491,091)

Loss per common share attributable to Global Digital Solutions, Inc. common stockholders - basic and diluted:
Loss from continuing operations	$(0.12)	$(0.01)
Loss from discontinued operations	-	-
Loss attributable to the noncontrolling interest	-	-
Net loss	$(0.12)	$(0.01)

Shares used in computing net loss per share:
Basic and diluted	74,484,164	45,302,055

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2013

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2011	1,000,000	$1,000	33,111,054	$33,111	$5,045,429	$(7,100,022)	$-	$(2,020,482)
Shares issued for Bronco acquisition	-	-	4,289,029	4,289	145,827	-	-	150,116
Assumption of Bronco's assets	-	-	-	-	1,009,657	(685,321)	-	324,336
Assumption of Bronco's equity	-	-	-	-	(859,541)	715,312	144,229	-
Private placements of common stock	-	-	1,666,667	1,667	148,333	-	-	150,000
Common stock issued for conversion of debt	-	-	11,546,701	11,547	1,410,781	-	-	1,422,328
Common stock issued for rent	-	-	150,000	150	13,350	-	-	13,500
Common stock issued for services	-	-	1,000,000	1,000	52,000	-	-	53,000
Warrants issued	-	-			360,000	-	-	360,000
Conversion of preferred stock to common stock	(1,000,000)	(1,000)	500,000	500	500	-	-	-
Net loss	-	-	-	-	-	(491,091)	(28,815)	(519,906)
Balance, December 31, 2012	-	-	52,263,451	52,264	7,326,336	(7,561,122)	115,414	(67,108)
Loss on disposal of discontinued operations	-	-	-	-	-	-	(115,414)	(115,414)
Stock-based compensation expense	-	-	26,000,000	26,000	5,792,208	-	-	5,818,208
Shares or warrants issued for services	-	-	1,876,666	1,877	1,078,353	-	-	1,080,230
Sale of common stock	-	-	5,634,000	5,634	1,960,466	-	-	1,966,100
Issuance of warrant included in the convertible debt	-	-	-	-	776,487	-	-	776,487
Common stock issued upon conversion of debt	-	-	3,000,000	3,000	747,000	-	-	750,000
Common stock issued upon exercise of warrants	-	-	4,250,000	4,250	420,750	-	-	425,000
Stock subscription receivable	-	-	-	-	(125,000)	-	-	(125,000)
Net loss	-	-	-	-		(9,297,253)	-	(9,297,253)
Balance, December 31, 2013	-	$-	93,024,117	$93,025	$17,976,600	$(16,858,375)	$-	$1,211,250

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012
Operating Activities
Net loss	$(9,297,253)	$(519,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock- based compensation expense	5,158,208
Debt guaranty settled by issuing common stock	660,000
Common stock and warrants issued in payment of services	1,080,230	66,500
Amortization of debt discount warrant expense	1,126,487	10,000
Changes in operating assets and liabilities:
Prepaid expenses	(122,056)
Accounts payable	166,101	(26,858)
Accrued expenses	(807)	141,343
Cash provided by discontinued operations	245,745	113,294
Net cash used in operating activities	(983,345)	(215,627)

Investing Activities
Loans to Airtronic USA, Inc.	(1,465,874)	-
Deposits	(198)	-
Net cash used in investing activities	(1,466,072)	-

Financing Activities
Proceeds from the sale of common stock	1,966,100	150,000
Proceeds from the exercise of warrants	300,000	-
Proceeds from short-term debt	374,900	572,600
Payments on short-term debt	(67,500)	(122,500)
Net cash provided by financing activities	2,573,500	600,100

Net increase in cash and cash equivalents	124,083	384,473
Cash and cash equivalents at beginning of year	385,141	668

Cash and cash equivalents at end of period	$509,224	$385,141
	-	-
Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities
Purchase of Bronco with common shares	$-	$150,116
Debt settled with shares of common stock	$750,000	$1,422,328

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 1 – Organization, Liquidity and Summary of Significant Accounting Policies

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

On January 1, 2012, we acquired a 51% stake in Bronco Communications, LLC (“Bronco”), a Nevada-California regional telecommunications subcontractor located in Folsom, California. See Note 11.  On May 1, 2012, with the support of our major shareholders, we made the decision to wind down and discontinue our operations in the telecommunications area, including the operations of Bronco, and refocus our efforts in the area of small arms manufacturing, knowledge-based and culturally attuned social consulting and security-related solutions in unsettled areas. We continued to operate Bronco through December 31, 2012, although we reflected its results of operations as discontinued operations in the accompanying financial statements. On January 1, 2013 we disposed of our interest in Bronco and no longer hold any interest in Bronco Communications.

In December 2012 we incorporated GDSI Florida LLC, and in January 2013 we incorporated Global Digital Solutions, LLC, both Florida limited liability companies. In November 2013, we incorporated GDSI Acquisition Corporation, a Delaware corporation.

Liquidity

We have sustained losses and experienced negative cash flows from operations since inception. At December 31, 2013, we had cash and cash equivalents of $509,224, working capital of $1,211,052 and an accumulated deficit of ($16,858,375). These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of our core business. Management’s plans in order to meet our operating cash flow requirements include (i) financing activities such as private placements of common stock, and issuances of debt and convertible debt instruments and (ii) the establishment of strategic relationships which we expect will lead to the generation of additional revenue or acquisition opportunities, and (iii) the acquisition of businesses in the areas of small arms manufacturing, military and law enforcement supplies, product technology and development services in various industries, including military, aerospace, alternative energy and aviation, and knowledge-based and culturally attuned social consulting and security-related solutions in unsettled areas.

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

The Company’s accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue pending acquisitions and raise the funds necessary to complete such acquisitions as described in this Form 10-K. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Non-Controlling Interest
The Company owned 51% of the outstanding stock of Bronco at December 31, 2012 and disposed of this interest effective January 1, 2013. The financial information related to Bronco was consolidated into our financial statements in 2012, which included an accounting for non-controlling interest of the 49% not owned by us.

Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable
We record accounts receivable at the invoiced amount and we do not charge interest. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.

Long-lived Assets
We review our long-lived assets, including property and equipment, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Examples of such events could include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business.

An impairment test involves a comparison of undiscounted cash flows from the use of the asset to the carrying value of the asset.  Measurement of an impairment loss is based on the amount that the carrying value of the asset exceeds its fair value.  No impairment losses were incurred in the periods presented.

Goodwill
Goodwill and indefinite-lived intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Contracts in place, is the only intangible asset with an indefinite life on our consolidated balance sheets.  We have elected December 31 as the date to perform our annual impairment test.

Goodwill is included in the accompanying financial statements as a component of Assets of Discontinued Operations because we never realized the benefits of the acquired Goodwill.

Fair Value Measurements
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value due to their relatively short maturities.

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

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Revenue Recognition
We follow the revenue recognition guidance in the Revenue Recognition Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). We recognize product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts and is billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Revenue is recognized at the time services or goods are provided, and revenue from short-term rentals is recognized over the rental period which typically ranges from two to four weeks. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable.

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

Basic and Fully Diluted Loss Per Share
Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since we have incurred losses attributable to common stockholders during each of the two years ended December 31, 2013 and 2012, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of convertible preferred stock and incremental shares issuable upon exercise of warrants to the extent that the average fair value of our common stock for each period is greater than the exercise price of the warrants.

Stock Based Compensation
We adopted the fair value recognition provisions of ASC 718, "Compensation – Stock Compensation”.  Under the fair value recognition provisions, we are required to measure the cost of employee services received in exchange for share-based compensation measured at the grant date fair value of the award.  Compensation expense is recorded for all share-based awards granted to either non-employees, or employees and directors on or after January 1, 2013

We account for the issuance of equity instruments (including warrants) to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Subsequent Events
We evaluate events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure.

Application of New or Revised Accounting Standards
On April 5, 2012, the Jump-Start Our Business Startups Act (the JOBS Act) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an "emerging growth company." As an emerging growth company the Company has elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the Codification are communicated through issuance of an Accounting Standards Update (“ASU”).

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is effective for the Company’s first quarter of fiscal year 2015.  We do not believe the adoption of ASU 2013-04 will have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012.  We do not believe the adoption of ASU 2013−02 in the first quarter of fiscal year 2014 will have a material impact on the measurement of net earnings or other comprehensive income.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard did not have a material effect on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments” to the FASB Accounting Standards Codification (the “Codification”). The corrections and improvements include technical corrections based on feedback on the Codification and conforming amendments primarily related to fair value in areas outside of ASC 820. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics and became effective for the Company on December 20, 2012.  The adoption of ASU 2012-04 did not have a material effect on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012−02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material effect on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011−12, Comprehensive Income. The amendments in ASU 2011-12 supersede certain pending paragraphs in ASU 2011−05, Presentation of Comprehensive Income to effectively defer only those changes in ASU 2011−05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements became effective in the first quarter of fiscal 2013.  The adoption of ASU 2011−12 did not impact the measurement of net earnings or other comprehensive income.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 2 – Financial Instruments

Cash and Cash Equivalents

Our cash and cash equivalents, at December 31, 2013 and 2012, consisted of the following:

	2013	2012
Cash in bank	$509,224	$385,141
Cash and cash equivalents	$509,224	$385,141

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit. As of December 31, 2013 and 2012, we had uninsured cash amounts. We maintained this balance with a high quality financial institution, which we believe limits this risk.

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable.

Note 3 – Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable directly or indirectly.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

We had no Level 1, Level 2 or Level 3 assets or liabilities at December 31, 2013, or 2012.

Note 4 – Acquisition of Airtronic and Notes Receivable from Airtronic

On October 22, 2012, we entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) to acquire 70% of Airtronic USA, Inc. (“Airtronic”), a debtor in possession under chapter 11 of the Bankruptcy Code in a case pending in the US Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”) once Airtronic successfully reorganized and emerged from bankruptcy, (the “Merger”).

Contemporaneously, on October 22, 2012, we entered into a Debtor In Possession Note Purchase Agreement (“Bridge Loan”) with Airtronic. We agreed to lend Airtronic up to a maximum of $2,000,000, with an initial advance of $750,000 evidenced by an 8¼% Secured Promissory Note with an original principal amount of $750,000 made by Airtronic in favor of the Company (the “Original Note”) and a Security Agreement securing all of Airtronic’s assets. As of December 31, 2012 we had not advanced any funds to Airtronic under the Bridge Loan and Original Note. The Original Note bears interest at 8¼% per annum, is secured by all of Airtronic’s assets and, unless an event of default shall have previously occurred and be continuing, the full amount of principal and accrued interest under the note shall be due and payable on the consummation of Airtronic’s plan of reorganization.  In March 2013, the Company and Airtronic amended the Bridge Loan to provide for a maximum advance of up to $700,000 in accordance with draws submitted by Airtronic and approved by the Company in accordance with the budget set forth in the amendment.  On June 26, 2013, we agreed to a second modification of the Bridge Loan agreement with Airtronic, and agreed to loan Airtronic up to an additional $550,000 under the Bridge Loan.  On August 5, 2013, we entered into the Second Bridge Loan Modification and Ratification Agreement, a new 8¼% secured promissory note for $550,000 (the “Second Note”), and a Security Agreement with the CEO of Airtronic, securing certain intellectual property for patent-pending applications and trademarks that were registered in her name.  On October 10, 2013 we agreed to a third modification of the Bridge Loan Agreement with Airtronic, and agreed to loan Airtronic up to an additional $200,000 under the Bridge Loan. On October 10, 2013, we entered into the Third Bridge Loan Modification and Ratification Agreement, and a new 8¼% secured promissory note for $200,000 (the “Third Note”).

On October 2, 2013, Airtronic’s amended plan of reorganization (the “Plan”) was confirmed by the Court, but the Plan was never substantially consummated and has now been terminated.  Under the express terms of the Plan, Airtronic needed to close the Merger with the Company within 60 days following the confirmation date, i.e. on or before December 2, 2013 to obtain the funds necessary to pay its creditors in accordance with the Plan.  Nevertheless, Airtronic refused to close the Merger with the Company on or before December 2, 2013 and as a result the Plan terminated and the reorganized Airtronic re-vested in the bankruptcy estate of Airtronic as debtor in possession.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On December 5, 2013, the Company filed a motion with the Court to declare the Original Note, the Second Note and the Third Note to be in default.  A supplemental motion was filed with the Court on January 6, 2014. On February 23, 2014, Airtronic filed a modified plan of reorganization (“Modified Plan”) that provides, among other things, for the full repayment of the Original Note, the Second Note and the Third Note together with all accrued interest thereon, subject to confirmation of the Modified Plan.  On March 3, 2014, a creditor of Airtronic, Airtronic Acquisition, LLC, filed their proposed plan of reorganization (“The AAC Plan”).  The AAC Plan also provides, among other things, for the full repayment of the Original Note, the Second Note and the Third Note together with all accrued interest thereon, subject to confirmation of the AAC Plan. On March 26, 2014, the Court approved an order fixing the time for filing, acceptance or rejection of the proposed plans of reorganization, and set April 28, 2014 as the date for the hearing to confirm either the Modified Plan or the AAC Plan. The Company is not able to predict the likelihood of confirmation of either the Modified Plan or the AAC Plan or of any other transaction involving Airtronic.

Note 5 – Notes Payable

Convertible Notes Payable
Convertible notes payable at December 31, 2013 and December 31, 2012 consisted of the following:

Type	Collateral (If any)	Interest Rate	Monthly Payment	Maturity	2013	2012
Laurus Master Fund	None	5.00%	$-	May-13	$529,309	$504,309

Throughout 2004, we issued convertible notes payable and received total proceeds of $1,926,637 from unrelated individuals and an institution. In September 2012 $1,422,328 of the notes were converted into shares of our common stock at a conversion rate of $0.50 per share. The other convertible note, totaling $504,309, held by an institution, is non interest bearing, and is convertible at a fixed conversion price equal to our share’s average trading closing share price for the ten days prior to the closing of the conversion. Imputed interest at 5% is included in the balance.

On May 6, 2013, as discussed below, we amended the terms of a $750,000 Note (“Investor Note”) payable to a private investor (“Investor”) and (i) extended the maturity date to July 1, 2013, (ii) provided that the Investor Note may be convertible to shares of our common price at a conversion price of $0.25, and reduced the exercise price of the warrant issued in connection with the Investor Note payable from $0.15 to $0.10.  On July 1, 2013, the $750,000 Note payable was converted into 3,000,000 shares of our common stock and on conversion we recognized a gain of $31,712 as a result of the forgiveness of accrued but unpaid interest on the note. At December 31, 2012 the note balance was $25,100, net of unamortized discount of $350,000.

Notes Payable
Notes payable at December 31, 2013 and 2012 consisted of the following:

Type	Collateral (if any)	Interest Rate	Monthly Payments	Matur-ity	2013	2012
Private	Assets	8.25%	$-	May-13	$-	$375,100
Private	None	10.00%	$-	May-13	20,000	50,000
Private	None	10.00%	$-	Dec -13	-	37,500
Private	None	5.00%	$-	Demand	5,000	5,000
					25,000	467,600
Less: Unamortized debt discount					-	(350,000)
Notes payable					$25,000	$117,600

In December 2012, we entered into a Promissory Note Purchase Agreement, a Secured Promissory Note (“Note”) and Security Agreement with the Investor to lend us $750,000. The Note bears interest at 8¼%, is secured by all of our assets and is due on May 1, 2013.  In connection with the transaction, we issued to the Investor the Warrant.

The $360,000 fair value of the Warrant was calculated using a Black-Scholes pricing model. We calculated that the fair market value of the beneficial conversion feature (“BCF”) of the Note is $393,243, and we amortized the BCF over the life of the loan using the effective interest rate method.  At December 31, 2013 the discount was fully amortized to interest expense.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On May 6, 2013, the Company and the Investor amended the Promissory Note Purchase Agreement and the related Secured Promissory Note, Security Agreement and Warrant which:

(1)	Extended the Note’s maturity date to July 1, 2013;
(2)	Provided that on or before the maturity date, we may elect to convert the Note into 3,000,000 shares of our common stock at a conversion price of $0.25; and
(3)	Reduced the exercise price of the Warrant from $0.15 to $0.10.

The note was converted into 3,000,000 shares of common stock on July 1, 2013. – see Convertible Notes Payable above.

Note 6 – Commitments and Contingencies

Consulting Agreements
Effective May 9, 2012, we entered into a one-year “referral compensation agreement” with a third party consulting firm pursuant to which the firm would facilitate meetings and introductions on our behalf with certain potential investors in return for our agreement to pay the consulting firm compensation for these introduction.  The consulting firm was issued 250,000 shares of restricted shares of commons stock valued at $15,000.

Effective May 15 2012, we entered into a one-year “referral compensation agreement” with a third party consulting firm pursuant to which the firm would facilitate meetings and introductions on our behalf with certain potential investors in return for our agreement to pay the consulting firm compensation for these introduction.  The consulting firm was issued 500,000 shares of restricted shares of commons stock valued at $25,000.

Effective July 27 2012, we entered into a one-year “referral compensation agreement” with a third party consulting firm pursuant to which the firm would facilitate meetings and introductions on our with certain potential investors in return for our agreement to pay the consulting firm compensation for these introduction.  The consulting firm was issued 250,000 shares of restricted shares of commons stock valued a $13,000.

Effective January 1, 2013, we entered into a three-month consulting agreement with a consulting firm pursuant to which the firm would provide investor relations services.  The consulting firm was issued 500,000 shares of restricted shares of common stock valued at $50,000 and the expense was recognized over the three-month service period.

Effective April 3, 2013, we entered into a twelve-month consulting agreement with a consultant pursuant to which the consultant would provide investor relations services.  The consultant was issued 500,000 shares of restricted shares of common stock valued at $50,000 and the expense is being recognized over the term of the agreement. In June 2013, we entered into an amendment to the consulting agreement.  The consultant agreed to provide additional services over the remaining term of the agreement and, in consideration, we issued the consultant 250,000 shares of our restricted common stock valued at $125,000 and we agreed to issue the consultant a warrant to purchase 500,000 shares of our common stock at an exercise price of $.50, with a fair market value of $250,000.  The warrant was issued on July 1, 2013.

Office Lease

In August 2013 we entered into a twelve-month lease for a virtual office in West Palm Beach, Florida at a monthly rental of $299 plus taxes.  Future minimum lease payments at December 31, 2013 are $2,093.

Note 8 - Stockholders’ Equity

Preferred Stock
We are authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.  At December 31, 2013 and 2012, no shares of preferred stock were outstanding.

Common Stock
We are authorized to issue 175,000,000 shares of common stock, $0.001 par value per share.  At December 31, 2013 and 2012, 93,024,117 and 52,263,451 shares were issued and outstanding, respectively.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

During the years ended December 31, 2012 and 2013, we issued the following shares of restricted common stock.  At the time of issuance, the issue price was negotiated between the Company and the recipient.

In Consideration For	Date of Issue	Number of Shares	Issue Price		Value
2012
Bronco Acquisition	01/01/12	4,289,029	$0.035		$150,116
Debt Conversion	04/28/12	3,300,000	$0.002		$6,600
Debt Conversion	05/21/12	6,043,801	$0.052		$314,278
Debt Conversion	09/10/12	2,202,900	$0.500		$1,101,450
Private Placement for Working Capital	01/16/12	416,667	$0.060		$25,000
Private Placement for Working Capital	05/18/12	250,000	$0.100		$25,000
Private Placement for Working Capital	05/21/12	250,000	$0.100		$25,000
Private Placement for Working Capital	10/15/12	750,000	$0.100		$50,000
Preferred Stock Conversion	10/15/12	500,000	$0.002		$1,000
Rent	12/31/12	150,000	$0.090		$13,500
Services	05/21/12	250,000	$0.052		$13,000
Services	10/15/12	500,000	$0.050		$25,000
Services	10/15/12	250,000	$0.052		$13,000

2013
Services	01/01/13	1,000,666	$0.100		$99,700
Stock-based compensation	01/10/13	11,000,000	$0.120	*	$11,000
Services	04/15/13	500,000	$0.100		$50,000
Private placement	04/15/13	250,000	$0.100		$25,000
Private placement	05/31/13	200,000	$0.250		$50,000
Private placement	06/06/13	2,150,000	$0.250		$537,500
Services	06/25/13	310,000	$0.500		$155,000
Stock based compensation	06/25/13	15,000,000	$0.260	*	$15,000
Private placement	06/25/13	408,000	$0.450		$183,600
Private placement	06/30/13	260,000	$0.500		$130,000
Note conversion	07/01/13	3,000,000	$0.250		$750,000
Warrant exercise	08/19/13	3,000,000	$0.100		$300,000
Private Placement	09/20/13	1,100,000	$0.450		$495,000
Private Placement	09/25/13	1,100,000	$0.450		$495,000
Services	09/25/13	66,000	$0.450		$29,700
Private Placement	11/11/13	100,000	$0.050		$50,000
Services	12/11/13	66,000	$0.001		$66
Warrant Exercise	12/18/13	1,250,000	$0.010		$125,000

* - Stock-based compensation was calculated at fair value on the grant date and the expense is being amortized over the vesting period and service period.  $1,682,280 of compensation expense will be recognized over the next twelve months.

Common Stock Warrants
We have issued warrants, which are fully vested and available for exercise, as follows:

Class of Warrant	Issued in connection with or for	Number		Exercise Price	Date of Issue	Date Vest	Date of Expiration
A-1	Debt	1,750,000	(1)	$0.10	December 2012	December 2013	December 2015
A-2	Services	1,000,000		$0.15	May 2013	May 2014	May 2018
A-3	Services	500,000		$0.50	June 2013	June 2014	June 2018
A-4	Services	1,000,000		$1.00	October 2013	October 2013	October 2016

(1)
1,250,000 shares were exercised on December 18, 2013. We issued the shares in the name of the investor on December 18, 2013 in anticipation of payment. At December 31, 2013 we had not received payment and recorded a stock subscription receivable form the investor. On January 24, 2014 we received the proceeds and released the shares to the investor.

The valuation of the warrants utilized the following assumptions utilizing a Black-Scholes pricing model:

Warrant	Fair Value	Dividend Yield	Volatility	Contractual Lives (Yrs.)	Risk-Free Rate
A-1	$1,050,000	0.00%	593.00%	2.0	1.58%
A-2	$300,000	0.00%	593.00%	5.0	0.84%
A-3	$250,000	0.00%	598.12%	5.0	1.20%
A-4	$800,000	0.00%	647.97%	3.0	0.64%

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The fair value of warrants issued during the twelve-month period ended December 31, 2013 ranged from $0.15 to $1.00. Our computation of expected volatility is based on our historical volatility. The interest rates are based on the U.S. Treasury Yield curve in effect at the time of grant. We do not expect to pay dividends. The fair values are being amortized over the life of the warrants.

The following is a summary of outstanding and exercisable warrants at December 31, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 12/31/13	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/13	Weighted Average Exercise Price
$0.10	1,750,000	2.00	$0.10	1,750,000	$0.10
$0.15	1,000,000	4.50	$0.15	-	-
$0.50	500,000	4.75	$0.50	-	-
$1.00	1,000,000	4.50	$1.00	1,000,000	$1.00
$0.37	4,250,000	3.90	$0.37	2,750,000	$0.43

The intrinsic value of warrants outstanding at December 31, 2013 was $912,500.

Note 9 - Income Taxes

We have incurred losses since inception, which have generated net operating loss carryforwards. Pre-tax losses were $9,297,253 for the year ended December 31, 2013 and $519,906 for the year ended December 31, 2012, which includes a pre-tax loss of $310,984 from continuing operations and a pre-tax loss of $208,922 from discontinued operations.  At December 31, 2013, we had a federal net operating loss carryforward of approximately $4,473,000 that will expire beginning in 2024.  Current or future ownership changes may limit the future realization of these net operating losses.  Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of January 1, 2013, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in our unrecognized tax benefits during the year ended December 31, 2013. We did not recognize any interest or penalties during 2013 or 2012 related to unrecognized tax benefits.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carryforwards.  We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets.  There is no income tax benefit for the losses for the years ended December 31, 2013 and 2012, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

At December 31, 2013 and 2012, the significant components of our deferred tax assets and liabilities were as follows:

	2013	2012
Deferred tax assets:
Net operating loss	$1,781,765	$103,368
Stock compensation	2,075,853	21,112
Accrued expenses	65,941	96,377
Accrued interest receivable	(23,782)	-
Gross deferred tax assets	3,899,777	220,857
Less: Valuation Allowance	(3,899,777)	(220,857)
Net deferred tax assets	$-	$-

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

A reconciliation of the Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.8%	5.8%
Decrease in income taxes resulting from:
Change in valuation allowance	-39.8%	-39.8%
Effective tax rate	0.0%	0.0%

Note 10 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period.  Since we incurred losses attributable to common stockholders during the years ended December 31, 2013 and 2012, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the years ended December 31, 2013 and 2012.  Dilutive common shares consist of shares issuable on the conversion of preferred stock and incremental shares issuable upon the exercise of warrants to the extent that the average fair value of our common stock for each period is greater than the exercise price of the warrant.

The following table sets forth the computation of basic and diluted loss per common share:

	2013	2012
Numerator:
Loss from continuing operations	$(9,026,032)	$(310,984)
Loss from discontinued operations	(271,221)	(208,922)
Loss attributable to the noncontrolling interest	-	(28,815)
Net loss	$(9,297,253)	$(519,906)

Denominator:
Weighted-average shares outstanding	74,484,164	45,302,055
Effect of dilutive securities (1)	-	-
Weighted-average diluted shares	74,484,164	45,302,055

Loss per common share – basic and diluted:
Continuing operations	$(0.12)	$(0.01)
Discontinued operations	(0.00)	(0.00)
Attributable to the noncontrolling interest	(0.00)	(0.00)
Total – basic and diluted	$(0.12)	$(0.01)
______
(1)
 The following common stock equivalents outstanding as of December 31, 2013 and 2012 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2013	2012
Warrants	4,250,000	3,000,000
Preferred stock	-	-
Total common stock equivalents	3,000,000	3,000,000

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 11  - Acquisition and Disposition of Bronco Communications, LLC and Discontinued Operations

Acquisition of Bronco Communications, LLC
In January 2012, we acquired 51% of Bronco in consideration for the issuance of 4,289,029 shares of our restricted common stock valued at $0.035 per share, or $150,116. The 49% interest we did not acquire is accounted for as a noncontrolling interest. The purchase price was allocated to the assets acquired based on the fair values at the acquisition date. The goodwill acquired was valued at $351,653. The financial results of Bronco are included in these consolidated financial statements as of January 1, 2012, the date control was acquired, in accordance with the Codification for business combinations.  We subsequently discontinued the operations of Bronco and disposed of its remaining assets in January 2013 as discussed below.

The purchase price was allocated as follows:

Cash and cash equivalents	$5,325
Accounts receivable	53,342
Property and equipment	63,792
Total Assets	$122,459
Accounts payable and accrued expenses	$79,536
Notes payable	71,498
Total Liabilities	$151,034
Goodwill	$351,653
Net Assets Acquired	$323,078

Fair value of common stock issued	$150,116
Fair value of non-controlling interest	$172,962
Fair value of net assets acquired	$323,078

Discontinued Operations
In accordance with ASC Topic 205, “Presentation of Financial Statements-Discontinued Operations”, we have presented the results of operations of Bronco as discontinued operations for the years ended December 31, 2013 and 2012. The following table details the operating results included of discontinued operations:

	Years Ended December 31,
	2013	2012
Net sales	$-	$144,337
Cost of goods sold	-	114,071
Gross profit	-	30,266
Selling, general and administrative expenses	25,477	236,564
Loss on sale of assets of discontinued operations	245,744	-
Interest expense	-	7,000
Other income	-	(4,376)
Loss before provision for income taxes	(271,722)	(208,922)
Provision for income taxes	-	-
Loss from discontinued operations	$(271,722)	$(208,922)

December 31, 2012
Assets
Cash and cash equivalents	$96
Property and equipment, net	43,384
Goodwill	351,653
Assets of discontinued operations	$395,133

Liabilities
Accounts payable and accrued expenses	$33,974
Liabilities of discontinued operations	$33,974

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 12 – Subsequent Events

We have completed an evaluation of all subsequent events after the audited balance sheet date of December 31, 2013 through the date this Annual Report on Form 10-K was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2013, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date / Period End	Exhibit Number
2.1	Purchase Agreement, dated as of January 1, 2012, by and between Global Digital Solution, Inc., and Bronco Communications, LLC	10	8/9/13	2.1
2.2	Amendment to Purchase Agreement dated October 15, 2012, by and between Global Digital Solution, Inc., and Bronco Communications, LLC	10	8/9/13	2.2
2.3	Agreement of Merger and Plan of Reorganization dated as of October __, 2012, by and between Global Digital Solution, Inc., and Airtronic USA, Inc.	10	9/20/13	2.3
2.4	First Amendment to Agreement of Merger and Plan of Reorganization dated as of August 5, 2013, by and between Global Digital Solution, Inc., and Airtronic USA, Inc.	10	9/20/13	2.4
3.1	Certificate of Incorporation	10	8/9/13	3.1
3.2	Articles of Merger	10	8/9/13	3.2
3.3	Certificate of Amendment to the Certificate of Incorporation	10	8/9/13	3.3
3.4	Bylaws	10	8/9/13	3.4
10.1	Debtor In Possession Note Purchase Agreement by and between the Company and Airtronic USA, Inc. dated October 22, 2012	10	8/9/13	10.1
10.2	8 1/4% Secured Promissory Note in the original principal amount of $750,000 dated October 22, 2012 in favor of the Company	10	8/9/13	10.2
10.3	Security Agreement by and between the Company and Airtronic USA, Inc. dated October 22, 2012	10	8/9/13	10.3
10.4	Bridge Loan Modification and Ratification Agreement by and between the Company and Airtronic USA, Inc. dated March __, 2013	10	9/20/13	10.4
10.5	Second Bridge Loan Modification and Ratification Agreement by and between the Company and Airtronic USA, Inc. dated as of August 5, 2013	10	9/20/13	10.5
10.6	8 1/4% Secured Promissory Note in the original principal amount of $550,000 dated August 5, 2013, in favor of the Company	10	9/20/13	10.6
10.7	Intellectual Property Security Agreement dated as of August 5, 2013, by and between Merriellyn Kett and the Company	10	9/20/13	10.7
10.8	Promissory Note Purchase Agreement by and between the Company and the investors listed therein dated December __, 2012	10	8/9/13	10.8
10.9	Secured Promissory Note in the original principal amount of $750,000 dated December __, 2012 in favor of Gabriel De Los Reyes	10	8/9/13	10.9
10.10	Security Agreement dated December __, 2012 by and between the Company, Bay Acquisition, LLC and the noteholder identified on Schedule A	10	8/9/13	10.10
10.11	Warrant dated December __, 2012 for 3,000,000 shares of common stock	10	8/9/13	10.11
10.12	Amendment dated May 6, 2013, by and between the Company and Gabriel De Los Reyes	10	8/9/13	10.12

Exhibit No.		Description	Form	Filing Date / Period End	Exhibit Number
10.13		Form of Subscription Agreement and Securities Purchase Agreement	10	8/9/13	10.13
10.14		Form of Indemnification Agreement	10	8/9/13	10.14
10.15*	*	8 1/4% Secured Promissory Note in the original principal amount of $200,000 dated October 10, 2013, in favor of the Company
10.16*	*	Third Bridge Loan Modification and Ratification Agreement by and between the Company and Airtronic USA, Inc. dated as of October 10, 2013
10.17*	*	Investment banking agreement with Midtown Partners & Co, LLC
14*	*	Code of Ethics
21*	*	List of Subsidiaries
24.1*	*	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1*	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS***		XBRL Instance
101.SCH***		XBRL Taxonomy Extension Scheme
101.CAL***		XBRL Taxonomy Extension Calculation
101.DEF***		XBRL Taxonomy Extension Definition
101.LAB***		XBRL Taxonomy Extension Labels
101.PRE***		XBRL Taxonomy Extension Presentation
* -	Filed herewith
** -	Furnished herewith.
*** -
XBRL information is furnished and not filed or a part of a registration statement or prospectus of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.