Form 10-Q
period 2014-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2014-05-09
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 8, 2014 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	101,024,117

GLOBAL DIGITAL SOLUTIONS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$271,776	$509,224
Notes receivable	1,494,876	1,465,874
Prepaid expenses	73,055	122,056
Total current assets	1,839,707	2,097,154
Deposits	198	198
Total assets	$1,839,905	$2,097,352

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$29,643	$166,256
Accrued expenses	193,586	165,537
Convertible notes payable	535,559	529,309
Notes payable	25,000	25,000
Total current liabilities	783,788	886,102

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 175,000,000 shares authorized, 101,024,117 and 93,024,117 shares issued and outstanding	101,025	93,025
Additional paid-in capital	20,649,396	17,976,600
Accumulated deficit	(19,694,304)	(16,858,375)
Total stockholders’ equity	1,056,117	1,211,250
Total liabilities and stockholders' equity	$1,839,905	$2,097,352

See the accompanying notes to condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Revenue	$-	$-

Cost of revenue	-	-

Gross profit (loss)	-	-

Operating expenses
Selling, general and administrative expenses	2,858,681	679,200
Other (income)/expense
Interest income	(29,002)	(1,905)
Interest expense	6,250	45,896
Total costs and expenses	2,835,929	723,191

Loss from continuing operations before provision for income taxes	(2,835,929)	(723,191)

Provision for income taxes	-	-

Loss from continuing operations	(2,835,929)	(723,191)

Loss from discontinued operations	-	(245,744)

Net loss	$(2,835,929)	$(968,935)

Loss per common share - basic and diluted:
Loss from continuing operations	$(0.03)	$(0.01)
Loss from discontinued operations	-	-
Net loss	$(0.03)	$(0.01)

Shares used in computing net loss per share:
Basic and diluted	98,551,895	53,252,998

See the accompanying notes to condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Operating Activities
Net loss	$(2,835,929)	$(968,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock- based compensation expense	2,018,298	221,538
Common stock and warrants issued in payment of services and rent	537,498	99,700
Amortization of debt discount and warrant expense	-	184,286
Accrued interest receivable	(29,002)	(1,905)
Changes in operating assets and liabilities:
Prepaid expenses	49,001	(22,500)
Accounts payable	(136,614)	59,850
Accrued expenses	34,300	69,424
Cash provided by discontinued operations	-	245,745
Net cash used in operating activities	(362,448)	(112,797)

Investing Activities
Loans to Airtronic USA, Inc.	-	(256,741)
Net cash used in investing activities	-	(256,741)

Financing Activities
Proceeds from the exercise of warrants	125,000	-
Proceeds from short-term debt	-	374,900
Net cash provided by financing activities	125,000	374,900

Net increase (decrease) in cash and cash equivalents	(237,448)	5,362
Cash and cash equivalents at beginning of year	509,224	385,141
Cash and cash equivalents at end of period	$271,776	$390,503

See the accompanying notes to condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2012

Note 1 –Organization and Summary of Significant Accounting Policies

Global Digital Solutions, Inc., formerly know as Creative Beauty Supply, Inc., was incorporated on August 28, 1995 in the State of New Jersey. Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Form 10-Q, we are referring to Global Digital Solutions, Inc. and its wholly-owned subsidiaries.

Our mission was to target the United States government contract marketplace for audio and video services. However, due to significant capital constraints, we wound down the majority of our operations in June of 2005, but continued to operate a small operations team in Northern California. On May 1, 2012, with support from our major shareholders, we made the decision to wind down our operations in the telecommunications area and refocus our efforts in the area of small arms manufacturing, knowledge-based and culturally attuned social consulting and security-related solutions in unsettled areas.

Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K (the “2013 Form 10-K”).  The unaudited condensed consolidated statement of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, fair values of financial instruments, useful lives of capitalized software development costs and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made.

Presentation and Going Concern
The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and at March 31, 2014 had an accumulated deficit of $19,694,304, cash and cash equivalents of $271,776, working capital of $1,055,919 and stockholders’ equity of $1,056,117. We have funded our activities to date almost exclusively from equity and debt financings.  These factors raise substantial doubt about our ability to continue as a going concern.

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

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2012

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable.

Stock-Based Compensation
At March 31, 2014, we had one stock-based employee compensation plan. The awards granted are valued at fair value and compensation cost is recognized on a straight-line basis over the service period of each award.

Income Taxes
We adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as amortization of intangible assets, deferred officers' compensation and stock-based compensation. A valuation allowance is provided against net deferred tax assets where we determine realization is not currently judged to be more likely than not. We recognize and measure uncertain tax positions through a two-step process in accordance with the Income Taxes Topic of the Codification. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, we report a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

Loss Per Common Share and Common Share Equivalent
Basic and diluted loss per common share has been computed by dividing the loss by the weighted average number of common shares outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of March 31, 2014, the Company had warrants for the purchase of 4,250,000 common shares, options to purchase 5,500,000 common shares and the potential of 353,016 common shares being issued for convertible debt, which have not been included in the calculation of loss per share as the effects would be anti-dilutive in periods in which a net loss in incurred.

Application of New or Revised Accounting Standards
On April 5, 2012, the Jump-Start Our Business Startups Act (JOBS Act) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an "emerging growth company." As an emerging growth company we have elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Impact of Recently Issued Accounting Standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC” or “Codification”) are communicated through issuance of an Accounting Standards Update (“ASU”).  ”). The Company does not expect any recently issued pronouncement to have a material effect on our financial position, results of operations, or cash flows.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2012

Note 2 – Financial Instruments

Cash and Cash Equivalents
Our cash and cash equivalents at March 31, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Cash in bank	$271,776	$509,224
Cash and cash equivalents	$271,776	$509,224

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit. As of March 31, 2014 and December 31, 2013, we had uninsured cash amounts. We maintained this balance with a high quality financial institution, which we believe limits this risk.

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

We had no Level 1, Level 2 or Level 3 assets or liabilities at March 31, 2014 or December 31, 2013.

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

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2012

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

On December 5, 2013, the Company filed a motion with the Court to declare the Original Note, the Second Note and the Third Note to be in default.  Supplemental motions were filed with the Court on January 6, 2014 and April 10, 2014. On February 23, 2014, Airtronic filed a modified plan of reorganization (“Modified Plan”) that provides, among other things, for the full repayment of the Original Note, the Second Note and the Third Note together with all accrued interest thereon, subject to confirmation of the Modified Plan.  On March 3, 2014, a creditor of Airtronic, Airtronic Acquisition, LLC, filed their proposed plan of reorganization (“The AAC Plan”).  The AAC Plan also provides, among other things, for the full repayment of the Original Note, the Second Note and the Third Note together with all accrued interest thereon, subject to confirmation of the AAC Plan.

On March 31, 2014, (i) Airtronic filed a First Amended Modified Plan of Reorganization (“First Modified Plan”), and (ii) AAC withdrew the AAC Plan. On April 28, 2014 the Court confirmed the First Modified Plan, which provides, among other things, for the full repayment of the Original Note, the Second Note and the Third Note together with all accrued interest thereon.

Note 5 – Notes Payable

Convertible Notes

Convertible notes payable at March 31, 2014 and December 31, 2013 consisted of the following:

Type	Collateral (If any)	Interest Rate	Monthly Payment	Maturity	2014	2013
Laurus Master Fund	None	5.00%	$-	May-13	$535,559	$529,309

Throughout 2004, we issued convertible notes payable and received total proceeds of $1,926,637 from unrelated individuals and an institution. In September 2012 $1,422,328 of the notes were converted into shares of our common stock at a conversion rate of $0.50 per share. The other convertible note, totaling $504,309, held by an institution, is non interest bearing, and is convertible at a fixed conversion price equal to our share’s average trading closing share price for the ten days prior to the closing of the conversion. At March 31, 2014 and December 31, 2013 the Company imputed interest at 5% which is included in the balance.

Notes Payable

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

Notes payable at March 31, 2014 and December 31, 2013 consisted of the following:

Type	Collateral (if any)	Interest Rate	Monthly Payments	Maturity	2014	2013
Private	None	10.00%	$-	May-13	$20,000	$20,000
Private	None	5.00%	$-	Demand	5,000	5,000
Notes payable					$25,000	$25,000

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2012

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

Office Lease

In August 2013 we entered into a twelve-month lease for a virtual office in West Palm Beach, Florida at a monthly rental of $299 plus taxes.  Future minimum lease payments at March 31, 2014 are $1,196.

Note 7 - Stockholders’ Equity and Stock Based Compensation

Preferred Stock
We are authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.  At March 31, 2014 and December 31, 2013, no shares of preferred stock were outstanding.

Common Stock
We are authorized to issue 175,000,000 shares of common stock, $0.001 par value per share.  At March 31, 2014 and December 31, 2013, 101,024,117 and 93,024,117 shares were issued and outstanding, respectively.

During the three-month period ended March 31, 2014, we issued the following shares of restricted common stock.  At the time the award was granted, the issue price was equal to the fair market value.

In Consideration For	Award Date	Date of Issue	Number of Shares	Price		Par Value
Stock based compensation	01/01/14	01/01/14	1,500,000	$0.88	*	$1,500
Stock based compensation	04/30/13	02/04/14	5,000,000	$0.17	*	5,000
Stock based compensation	02/04/14	02/04/14	1,500,000	$0.64	*	1,500
			8,000,000			$8,000

* - Stock-based compensation was calculated at fair value on the grant date and the expense is being amortized over the vesting period and service period.  $1,962,802 of compensation expense will be recognized through January 31, 2015.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2012

Common Stock Warrants
We have issued warrants as follows:

Class of Warrant	Issued in connection with or for	Number		Exercise Price	Date of Issue	Date Vest	Date of Expiration
A-1	Debt	1,750,000	(1)	$0.10	December 2012	December 2013	December 2015
A-2	Services	1,000,000		$0.15	May 2013	May 2014	May 2018
A-3	Services	500,000		$0.50	June 2013	June 2014	June 2018
A-4	Services	1,000,000		$1.00	October 2013	October 2013	October 2016

1.
1,250,000 shares were exercised on December 18, 2013. We issued the shares in the name of the investor on December 18, 2013 in anticipation of payment. At December 31, 2013 we had not received payment and recorded a stock subscription receivable from the investor. On January 24, 2014 we received the proceeds and released the shares to the investor.

The valuation of warrants is estimated at the grant date based on the fair-value as calculated by the Black-Scholes Merton (“BSM”) pricing model. The BSM pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The Company’s computation of expected life is based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. The Company’s computation of expected volatility is based on comparable companies’ average historical volatility. The Company does not expect to pay dividends. While the Company believes these estimates are reasonable, the estimated compensation expense would increase if the expected life was increased or a higher expected volatility was used. The Company recognizes warrant expense cost as expense on a straight-line basis over the requisite service period.

The following is a summary of outstanding and exercisable warrants at March 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 03/31/14	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 03/31/14	Weighted Average Exercise Price
$0.10	1,750,000	1.75	$0.10	1,750,000	$0.10
$0.15	1,000,000	4.17	$0.15	-	-
$0.50	500,000	4.25	$0.50	-	-
$1.00	1,000,000	2.58	$1.00	1,000,000	$1.00
$0.37	4,250,000	4.00	$0.37	2,750,000	$0.43

The aggregate intrinsic value of warrants outstanding at March 31, 2014 was $1,550,000. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

Equity Awards

Stock Incentive Plans
2014 Global Digital Solutions Equity Incentive Plan

On February 2, 2014 our board of directors approved the 2014 Global Digital Solutions Equity Incentive Plan (the “Plan”) and reserved 20,000,000 shares of our common stock for issuance pursuant to awards under the Plan. The Plan, which requires shareholder approval by December 31, 2014, is intended as an incentive, to retain in the employ of and as directors, our officers, employees, consultants and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2012

A summary of the Company’s stock option activity for the three-month period ended March 31, 2014 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Options	Share	Term	Value
Balance at December 31, 2013	-
Options granted	5,500,000
Options exercised	-
Options forfeited	-
Balance at March 31, 2014	5,500,000	$0.64	9.9	$220,000
Exercisable at March 31, 2014	-	-	-	-
Expected to vest after March 31, 2014	5,500,000	$0.64	9.9	$220,000

Stock-Based Compensation

Stock Options
Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value as calculated BSM option-pricing model utilizing the assumptions discussed above. The Company recognizes stock-based compensation cost as expense on a straight-line basis over the requisite service period.

We granted 5,500,000 options during the three-month period ended March 31, 2014 resulting in stock- based compensation expense of $693,332 for the three months ended March 31, 2014. The options are exercisable at $0.64 and expire in March 2024. As of March 31, 2014, there was $2,826,672 of total unrecognized stock-based compensation cost related to these stock options that will be recognized over a period of six months.

The significant weighted average assumptions relating to the valuation of the Company’s options for the period ended March 31, 2014 were as follows:

Dividend yield	0.00%
Expected life (years)	5.25
Expected volatility	718.70%
Risk free interest rate	1.80%

Restricted Stock Grants
We issued 31,000,000 shares of restricted stock, not issued under stock incentive plans, to officers and advisors that vest between January 2014 and January 2015 and have agreed to issue an additional 2,500,000 shares of restricted stock, not issued under stock incentive plans, to advisors that vest between February 2014 and January 2015. We recorded stock-based compensation expense related to this restricted stock of $1,324,966 and $221,538 for the three-month periods ended March 31, 2014 and 2013, respectively.  As of March 31, 2014 there was $1,962,802 of total unrecognized stock-based compensation expense related to these restricted stock grants that will be recognized through January 2015.

GLOBAL DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2012

Note 8 - Loss Per Common Share

Basic and diluted loss per common share for the three months ended March 31, 2014 is calculated based on the weighted average common shares outstanding for the period.  The following table sets forth the computation of basic and diluted loss per common share:

	2014	2013
Numerator:
Loss from continuing operations	$(2,835,929)	$(723,191)
Loss from discontinued operations	-	(245,744)
Net loss	$(2,835,929)	$(968,935)

Denominator:
Weighted-average shares outstanding	98,551,895	53,252,998
Effect of dilutive securities (1)	-	-
Weighted-average diluted shares	98,551,895	53,252,998

Loss per common share – basic and diluted:
Continuing operations	$(0.03)	$(0.01)
Discontinued operations	(0.00)	(0.00)
Total – basic and diluted	$(0.03)	$(0.01)

(1)           The following common stock equivalents outstanding as of March 31, 2014 and 2013 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2014	2013
Warrants	4,250,000	3,000,000
Options	5,500,000	-
Total common stock equivalents	9,750,000	3,000,000

Note 9 – Discontinued Operations

In January 2012, we acquired 51% of Bronco Communications LLC.  We subsequently discontinued the operations of Bronco and disposed of its remaining assets in January 2013.  In accordance with ASC Topic 205, Presentation of Financial Statements - Discontinued Operations, we have presented the loss on sale of the net assets of Bronco of $245,744 as a loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013.

Note 10 – Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of March 31, 2014 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2014, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require disclosure except as disclosed within these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:

●	our ability to fund our operations and continue as a going concern;
●	our ability to have excess cash available for future actions;
●	our ability or inability to implement our business plan, including the completion of the acquisitions of companies under letters of intent;
●	anticipated trends in our business and demographics;
●	relationships with and dependence on technological partners;
●	our future profitability and liquidity and the impact of potential future acquisitions on our financial condition, results of operations and cash flows;
●	our ability to preserve our intellectual property and trade secrets and operate without infringing on the proprietary rights of third parties;
●	regulatory, competitive or other economic influences;
●	our operational strategies including, without limitation, our ability to develop or diversify into new businesses;
●	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;
●	our ability to comply with current and future regulations relating to our businesses;
●	the impact of new accounting pronouncements;
●	our ability to establish and maintain proper and effective internal accounting and financial controls;
●	the potential of further dilution to our common stock based on transactions effected involving issuance of shares; and
●
our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” set forth in Item 1A of our 2013 Annual Report on Form 10-K (“2013 Form 10-K”), (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v)  changes in laws, and (vi) other factors, many of which are beyond our control.

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

The information in this quarterly report is as of March 31, 2014, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in Item 1 of this report as well as our annual financial statements for the year ended December 31, 2013 included in the 2013 Form 10-K.

Results of Continuing Operations

Three Months Ended March 31, 2014 and 2013

We had no revenue, or cost of revenue, from continuing operations in the three-month periods ended March 31, 2014 and 2013. Selling, general and administrative (“S, G & A”) were $2,858,681 and $679,200 in three-month periods ended March 31, 2014 and 2013, respectively.  S, G &A was comprised of:

	Three Months Ended March 31,
	2014	2013	Increase/ (decrease)	% Change
Compensation and benefits	$2,069,298	$305,538	$1,763,760	577.3%
Debt issuance costs	75,000	229,286	(154,286)	-67.3%
Investment banking fees	412,500	-	412,500	100.0%
Investor relations and marketing	101,497	69,124	32,373	46.8%
Office support and supply	23,093	6,838	16,255	237.7%
Professional and filing fees	169,931	61,447	108,484	176.5%
Other	7,362	6,967	395	5.7%
	$2,858,681	$679,200	$2,179,481	320.9%

Compensation and benefits increased by $1,763,760, or 577.3% % to $2,069,298 in 2014 compared to $305,538 in 2013. In the three-month period ended March 31, 2014 compensation and benefits comprised $1,967,298 of non-cash stock-based compensation to our CEO, CFO, vice presidents and advisors, and $51,000 of cash compensation to our CEO, CFO and a vice president.  In the three-month period ended March 31, 2013 compensation and benefits comprised $221,538 of non-cash stock-based compensation to our CEO and CFO and $84,000 of cash compensation to our CEO, CFO and vice presidents.

Debt issuance costs decreased by $(154,286), or 67.3%  from $229,286 in 2013 to $75,000 in 2014.  In connection with the issuance of notes payable and convertible notes payable in prior years, we paid fees to two consultants that facilitated the loan, issued a warrant to a consultant and restricted stock to an affiliate of our CEO for guaranteeing the loan. In three-month period ended March 31, 2014 we expensed $75,000 for amortization of the warrant.  In three-month period ended March 31, 2013, $75,000 was for loan fees paid and and $154,286 for amortization of the restricted stock.  The fair value of the warrant was determined using the Black-Scholes valuation model and the expense of the warrant is being amortized over its vesting period and the expense of the restricted stock was amortized over the life of the debt.

Investment banking fees increased by $412,500, or 100%.  In the three-month period ended March 31, 2014, the expense includes (i) $400,000 of amortization of the fair market value of a warrant issued to an investment bank for services to be rendered, (ii) and fees of $12,500 paid in cash.  We had no such expense in the three-month period ended March 31, 2013.

Investor relations and marketing expense increased by $32,373 or 46.8% to $101,497 in 2014 compared to $9,124 in 2013, and were primarily for services rendered and paid in shares of our common stock or compensation through the issuance of a warrant which is being amortized over the term of the consulting agreement.

Office supply and support expenses increased by $16,255, or 237.7% to $23,093 in 2014 compared to $6,838 in 2013.  In the three-month period ended March 31, 2014, the expense included $13,608 of directors and officers liability insurance and key man life insurance of $7,249.  In the three-month period ended March 31, 2013, the expense included $6,250 of web development fees.

Professional and filing fees increased $108,484, or 176.5% to $169,931 in 2014 compared to $61,447 in 2013.  In the three-month periods ended March 31, 2014 and 2013, such fees consisted of:

	2014	2013
Accounting and & auditing fees	$31,450	$14,500
Consulting fee	20,447	10,000
Legal fees	113,076	36,947
Public company/SEC related fees and expenses	1,150	-
Transfer agent fees	3,808	-
	$169,931	$61,447

Interest income was $29,002 in 2014 compared to $1,905 in 2013 and is the interest on the bridge loans we made to Airtronic.

Interest expense was $6,250 in 2014 and $45,896 incurred on notes payable.

There is no income tax benefit for the losses for the three-month periods ended March 31, 2014 and 2013 since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Loss from discontinued operations in the three-month period ended March 31, 2013 was $245,744 and represented the loss on disposal of assets of discontinued operations.

Our results of operations for the three-month periods ended March 31, 2014 and 2013 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents totaling $271,776 and working capital of $1,055,919. For the three-month period ended March 31, 2014, we incurred a net loss of $2,835,929, and at March 31, 2014, we had an accumulated deficit of $19,694,304 and total stockholders’ equity of $1,056,117. We expect to incur losses for the remainder of fiscal 2014. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We do not have any material commitments for capital expenditures during the next twelve months.  Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

Cash Flows

Cash used in operating activities

Net cash used in operating activities totaled $362,448 for the three-month period ended March 31, 2014 compared to $112,797 for the three-month period ended March 31, 2013.

In the three-month period ended March 31, 2014, cash was used to fund a net loss of $2,835,929 and changes in operating assets and liabilities of $53,313, reduced by non-cash stock-based compensation of $2,018,298, common stock and warrants issued for services of $537,498 and accrued interest receivable of $29,002.

In the three-month period ended March 31, 2013, cash was used to fund a net loss of $968,935, reduced by non-cash stock-based compensation of $221,538, common stock and warrants issued for services of $99,700, amortization of debt discount of $184,286, accrued interest receivable of $1,905, and changes in operating assets and liabilities totaling $106,774 and cash provided by discontinued operations of $245,745.

Cash used in investing activities

Net cash used in investing activities for the three-month periods ended March 31, 2014 and 2013 totaled $0.00 and $256,741, respectively, which was an advance to Airtronic under the bridge loan during the period ended March 31, 2013.

Cash from financing activities

Net cash provided by financing activities totaled $125,000 for the three-month period ended March 31, 2014 compared to $374,900 for the three-month period ended March 31, 2013. In the three-month period ended March 31, 2014, we received proceeds from the exercise of warrants of $125,000.  In the three-month period ended March 31, 2013, we received proceeds of $374,900 from short-term debt, reduced by repayments of short-term debt.

Financial condition

As of March 31, 2014, we had cash and cash equivalents totaling $271,776, working capital of $1,055,919 and stockholders equity of $1,056,117. We do not have a line of credit facility and have relied on short-term borrowings and the sale of common stock to provide cash to finance our operations. We believe that we will need to raise additional capital in 2014 to sustain our operations. We plan to seek additional equity and debt financing to provide funding for operations.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies

Our 2013 Form 10-K contains further information regarding our critical accounting policies.

Impact of Recently Issued Accounting Standards

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our accompanying unaudited condensed consolidated financial statements

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1937, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer, we have concluded that, as of the end of such period, these controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in litigation relating to our business as either Plaintiff or Defendant.

The Company is plaintiff in two actions:

●
On November 21, 2013, the Company filed a complaint against Airtronic USA, Inc. (“Airtronic”) in connection with Airtronic’s pending Chapter 11 bankruptcy proceeding.  Airtronic’s bankruptcy proceeding is pending in the United States Bankruptcy Court for the Northern District of Illinois as case number 12-09776.  The adversary proceeding is captioned Global Digital Solutions, Inc. v. Airtronic USA, Inc. and is adversary proceeding number 13-01330.  The Company’s complaint arises out of Airtronic’s refusal to complete a merger transaction with the Company as contemplated under the terms of Airtronic’s Amended Plan of Reorganization (the “Plan”) and a certain Agreement of Merger and Plan of Reorganization dated as of December 12, 2012, as amended by the First Amendment to Agreement and Plan of Reorganization dated as of August 5, 2013 (collectively, the “Merger Agreement”). The Plan and Merger Agreement called for the consummation of a transaction on or before December 2, 2013, by and among the Company; Airtronic Acquisition Corp., a to-be-formed subsidiary of the Company; and Airtronic, pursuant to which, among other things: (a) Airtronic Acquisition Corp. was to be merged with and into Airtronic, with Airtronic being the surviving corporation; (b) the Company was to make capital available to Airtronic of up to $2,000,000.00 (subject to adjustments for certain advances provided to or for the benefit of Airtronic and/or its creditors prior to the confirmation of the Plan or otherwise); and (c) seventy percent (70%) of the issued and outstanding common stock of Airtronic was to be issued to the Company.  In its adversary complaint, the Company alleges Airtronic wrongfully refused to complete the contemplated merger transaction.  The Company sought an order requiring Airtronic to complete the merger transaction and an award of reasonable attorneys’ fees and costs incurred by it in connection with the adversary proceeding.  On April 28, 2014 the Court approved Airtronic’s Modified Plan of Reorganization which provides among other things that the Company will dismiss the adversary proceeding with prejudice upon the satisfaction and repayment of the Company’s loans to Airtronic.

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

On September 9, 2013, we granted a restricted stock grant of 1,500,000 shares of our common stock to Scott Brown a senior advisor to the Company. The restricted stock grant vests between January 2014 and September 2014. The shares were valued at $0.88 per share, the fair market value on the grant date. On January 1, 2014 we issued the shares of common stock. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

On February 4, 2014 we issued 5,000,000 shares to three senior advisors to the Company under restricted stock grants that were issued for services rendered in April 2013 and that vested in January 2014. The shares were valued at $0.17 per share, the fair market value on the grant date. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

On February 4, 2014, we issued 1,500,000 shares under a restricted stock grant that vest over a period of twelve months commencing in February 2014 to Cross Pacific Partners, LLC, an entity designated and controlled by Edwin J. Wang, a senior advisor to the Company.  The shares were valued at $0.64, the fair market value on the grant date. The securities were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

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

Global Digital Solutions, Inc. (Registrant)

Date: May 9, 2014	By:	/s/ David A. Loppert
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS+	XBRL Instance Document
EX-101.SCH+	XBRL Taxonomy Extension Schema Document
EX-101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+
These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.