Form 10-Q
period 2014-06-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2014-08-19
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 18, 2014 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	100,669,278

GLOBAL DIGITAL SOLUTIONS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$353,087	$509,224
Accounts receivable, net	370,481	-
Inventory	840,519
Notes receivable	-	1,465,874
Prepaid expenses	59,901	122,056
Costs and estimated earnings in excess of billings on uncompleted contracts	668,561	-
Total current assets	2,292,549	2,097,154
Property and equipment, net	67,648
Deposits	198	198
Intangible assets	1,466,344
Goodwill	832,674
Total assets	$4,659,413	$2,097,352

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$178,695	$166,256
Accrued expenses	723,175	165,537
Convertible notes payable	-	529,309
Notes payable	305,453	25,000
Due to NACSV sellers	816,373	-
Total current liabilities	2,023,696	886,102
Contingent consideration	1,955,293	-
Total liabilities	3,978,989	886,102

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 450,000,000 shares authorized, 100,669,278 and 93,024,117 shares issued and outstanding	100,670	93,025
Additional paid-in capital	23,667,935	17,976,600
Accumulated deficit	(23,088,181)	(16,858,375)
Total stockholders’ equity	680,424	1,211,250
Total liabilities and stockholders' equity	$4,659,413	$2,097,352

See the accompanying notes to condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$111,405	$-	$111,405	$-

Cost of revenue	69,346	-	69,346	-

Gross profit	42,059	-	42,059	-

Operating expenses
Selling, general and administrative expenses	3,834,260	1,368,497	6,690,676	2,047,696
Other (income)/expense
Gain on extinguishment of debt	(387,642)	-	(387,642)	-
Interest income	(14,179)	(10,416)	(43,182)	(12,321)
Interest expense	2,931	662,302	9,181	708,198
Total costs and expenses	3,435,370	2,020,383	6,269,033	2,743,573

Loss from continuing operations before provision for income taxes	(3,393,311)	(2,020,383)	(6,226,974)	(2,743,573)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(3,393,311)	(2,020,383)	(6,226,974)	(2,743,573)

Loss from discontinued operations	(567)	(25,477)	(2,832)	(271,221)

Net loss	$(3,393,878)	$(2,045,860)	$(6,229,806)	$(3,014,794)

Loss per common share - basic and diluted:
Loss from continuing operations	$(0.03)	$(0.03)	$(0.06)	$(0.05)
Loss from discontinued operations	-	-	-	-
Net loss	$(0.03)	$(0.03)	$(0.06)	$(0.05)

Shares used in computing net loss per share:
Basic and diluted	101,145,350	63,943,788	99,848,623	58,598,393

See the accompanying notes to condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2014	2013
Operating Activities
Net loss	$(6,229,806)	$(3,014,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,831	-
Stock- based compensation expense	4,521,909	1,371,958
Common stock & warrants issued in payment of services	604,168	375,533
Amortization of debt discount	0	676,487
Gain on extinguishment of debt	(387,642)	-
Non-cash interest expense	9,181	-
Acquisition expenses settled with common stock	235,000	-
Non cash acquisition expense	12,903	-
Changes in operating assets and liabilities:
Inventory	5,000	-
Costs in excess of billings	(97,774)	-
Prepaid expenses	37,944	(165,000)
Other assets	-	(5,000)
Accounts payable	48,162	79,212
Accrued expenses	507,057	92,610
Billings in excess of costs	13,631
Cash from discontinued operations	-	245,745
Net cash used in operating activities	(707,436)	(343,249)

Investing Activities
Repayment of loans to Airtronic	1,509,056	-
Loans to Airtronic	(43,182)	(695,961)
Payment for NACSV	(1,000,000)	-
NACSV cash acquired	135,425	-
Net cash provided by (used in) investing activities	601,299	(695,961)

Financing Activities
Proceeds from sale of common stock	-	926,100
Proceeds from exercise of warrants	125,000	-
Proceeds from short-term debt	-	374,900
Payments on short-term debt	(25,000)	(37,500)
Payment on convertible notes	(150,000)	-
Net cash provided by (used in) financing activities	(50,000)	1,263,500

Net (decrease) increase in cash and cash equivalents	(156,137)	224,290

Cash and cash equivalents at beginning of year	509,224	385,141

Cash and cash equivalents at end of period	$353,087	$609,431

Supplementary disclosure of non-cash investing and financing activities
Purchase of NACSV with common shares	$200,000	$-

See the accompanying notes to condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

Note 1 –Organization and Summary of Significant Accounting Policies

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995.  In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc., Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. Our mission was to target the United States government contract marketplace for audio and video services. Due to capital constraints our operations team focused mainly in Northern California. On May 1, 2012, we made the decision to wind down our operations in the telecommunications area and to refocus our efforts in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013 we were actively involved in managing Airtronic USA, Inc., and effective as of June 16, 2014 we acquired North American Custom Specialty Vehicles, LLC (“NACSV”).

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K (the “2013 Form 10-K”).  The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.

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

Financial Condition and Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and at June 30, 2014 had an accumulated deficit of $23,088,181, cash and cash equivalents of $353,087, working capital of $268,853 and stockholders’ equity of $680,424. We have funded our activities to date almost exclusively from equity and debt financings.  These factors raise substantial doubt about our ability to continue as a going concern.

We will continue to require substantial funds to continue development of our core business. Management’s plans in order to meet our operating cash flow requirements include (i) financing activities such as private placements of common stock, and issuances of debt and convertible debt instruments, (ii) the establishment of strategic relationships which we expect will lead to the generation of additional revenue or acquisition opportunities and (iii) the acquisition of businesses in the areas of cyber arms technology and complementary security and technology solutions.

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

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

Revenue and Cost Recognition

Revenues from fixed-price and modified fixed-price construction contracts are recognized using the percentage-of-completion method of revenue recognition, measured by the percentage of cost incurred to date to the estimated total cost for each contract. This method is used because management considers it to be the best available measure of progress on these contracts. Because of inherent uncertainties in estimating costs, it is possible that the estimates used will change within the near-term.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as payroll taxes and worker’s compensation insurance premiums. Operating expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenues recognized.

Allowance for doubtful accounts

Accounts receivable is stated at cost, net of any allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to meet their obligations. Based on management’s evaluation of each customer, the Company considers all remaining accounts receivable to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

Inventory

Inventory consists of the shells and components to be added to the mobile command units and is stated at the lower of cost (first-in, first-out) or market.

Property and equipment

Property and equipment are carried at cost. Expenditures which materially increase values or extend useful lives are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged against income as incurred. The net gain or loss on items retired or otherwise disposed of is credited or charged to operations and the cost and accumulated depreciation are removed from the accounts.

A provision for depreciation of property and equipment is made on a basis considered adequate to amortize the related costs (net of salvage value) over their estimated useful lives using the straight-line method. Estimated useful lives are principally as follows: vehicles, 5 years; furniture and fixtures and office equipment, 5-10 years; leasehold improvements, 40 years; machinery and equipment 5-10 years.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable.

Stock-Based Compensation

At June 30, 2014, we had one stock-based employee compensation plan. The awards granted are valued at fair value and compensation cost is recognized on a straight-line basis over the service period of each award.

Advertising

All advertising costs are expensed as incurred.

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

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

Loss Per Common Share and Common Share Equivalent

Basic and diluted loss per common share has been computed by dividing the loss by the weighted average number of common shares outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of June 30, 2014, the Company had warrants outstanding for the purchase of 4,250,000 common shares, and options to purchase 5,500,000 common shares, which have not been included in the calculation of loss per share as the effects would be anti-dilutive in periods in which a net loss in incurred.

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

New Accounting Pronouncements

In June 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact this standard may have on our results of operations, cash flows or financial condition.

In June 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently evaluating the impact this standard may have on our results of operations, cash flows or financial condition.

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

Note 2 – Acquisition of North American Custom Specialty Vehicles, LLC (“NACSV”)

On June 16, 2014, we acquired all of the outstanding membership interest of NACSV in a transaction accounted for using the purchase method of accounting (the “Acquisition”). NACSV specializes in building mobile command/communications and specialty vehicles for emergency management, first responders, national security and law enforcement operations.

As consideration for the consummation of the Acquisition, at the closing of the Acquisition, the Company paid $1,000,000 in cash to the selling members, and issued them shares of the Company’s common stock valued at $200,000 (the “Stock Consideration”). In connection with the Acquisition, the Company is required to make a true-up payment of the excess of total assets over $1.2 million, estimated at $816,373 payable in shares of the Company’s common stock (the “True-Up Payment”), and additional consideration as certain events or transactions occur if the future, up to a maximum of $2.4 million, payable in shares of the Company’s common stock or in cash at the seller’s option (the “Contingent Consideration”). Additionally, the Company issued and 500,000 shares and has agreed to issue an additional 1.3 million shares of common stock for services rendered in conjunction with the Acquisition. The Company recorded a nonrecurring charge of $800,241 during the quarter ended June 30, 2014 related to the direct costs of the Acquisition, consisting of the $664,000 value of the shares of common stock issued for services and $136,241 of cash costs, which is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2014.

The estimated purchase price of the Acquisition totaled $3,971,666, comprised of $1,000,000 in cash, the Stock Consideration of $200,000, the True-Up Payment of $816,373, and the fair value of the Contingent Consideration estimated at approximately $1,955,293. The fair value of the Contingent Consideration was estimated based upon the present value of the expected future payouts of the Contingent Consideration and is subject to change upon the finalization of the purchase accounting. The true up payment payable is included in current liabilities at June 30, 2014.

Under the purchase method of accounting, the estimated purchase price of the Acquisition was allocated to NACSV’s net tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values as of the date of the completion of the Acquisition, as follows:

Assets Acquired:
Cash and cash equivalents	$135,425
Accounts receivable, net	370,481
Inventory	845,519
Prepaid expenses	26,004
Costs in excess of billings	570,787
Property and equipment, net	68,157
Customer relationships	1,478,666
Goodwill	832,674
4,327,713
Liabilities assumed:
Accounts payable	35,724
Accrued expenses	2,087
Notes payable	304,605
Billings in excess of costs	13,631
356,047
Total estimated purchase price	$3,971,666

The estimated fair values of certain assets and liabilities have been determined by management and are subject to change upon the finalization of the purchase accounting. No portion of the intangible assets, including goodwill, is expected to be deductible for tax purposes.

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

The results of operations of NACSV are included in the Company’s condensed consolidated statements of operations from the date of the acquisition of June 16, 2014, including $111,000 of revenue and approximately $8,000 of net income. The following supplemental pro forma information assumes that the Acquisition had occurred as of January 1, 2014:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenue	$1,604,114	$2,170,851
Net Loss	$(2,896,786)	$(5,728,005)
Loss per common share - basic and diluted	$(0.03)	$(0.06)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the dates indicated or that may result in the future.

Note 3 – Financial Instruments

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Cash in bank	$353,087	$509,224
Cash and cash equivalents	$353,087	$509,224

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit. As of June 30, 2014 and December 31, 2013, we had uninsured cash amounts. We maintained this balance with a high quality financial institution, which we believe limits this risk.

Note 4 - Fair Value Measurements

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

We had no Level 1, Level 2 or Level 3 assets or liabilities at June 30, 2014 or December 31, 2013.

Note 5 – Inventory

Inventory consists of the following at June 30, 2014:

Materials inventory	$68,140
Truck and trailer inventory	772,379
$840,519

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

Note 6 - Contracts in progress

Contracts in progress consisted of the following at June 30, 2014:

Costs incurred on uncompleted contracts	$794,665
Estimated earnings	689,050
1,483,715
Less billings to date	(815,154)
$668,561

Included in the accompanying balance sheet under the following captions:
Costs and estimates in excess of billings on uncompleted contracts	$668,561
Billings in excess of costs and estimated earnings on uncompleted contracts	-
$668,561

Note 7 – Acquisition of Airtronic and Notes Receivable from Airtronic

On October 22, 2012, we entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) to acquire 70% of Airtronic USA, Inc. (“Airtronic”), a debtor in possession under chapter 11 of the Bankruptcy Code in a case pending in the US Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”) once Airtronic successfully reorganized and emerged from bankruptcy (the “Merger”). During the period from October 2012 through November 2013, GDSI was actively involved in the day to da management of Airtronic pending the completion of the Merger.

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

On March 31, 2014, Airtronic filed a First Amended Modified Plan of Reorganization (“First Modified Plan”) which  was confirmed on April 28, 2014.  On May 14, 2014 Airtronic repaid the Original Note, the Second Note and the Third Note together with all accrued interest thereon in the total amount of $.1,509,055.63. Additionally, On May 14, 2014, we received $1,509,055.63 in full payment of its outstanding loans to Airtronic. On August 12, 2014, we received $414,760.83 that it was awarded for legal fees and expenses incurred. Our involvement with Airtronic and its bankruptcy proceedings are now concluded.

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

Note 8 – Notes Payable

Convertible Notes

Convertible notes payable at June 30, 2014 and December 31, 2013 consisted of the following:

Type	Collateral (If any)	Interest Rate	Monthly Payment	Maturity	2014	2013
Laurus Master Fund	None	5.00%	$-	May-13	$-	$529,309

In July 2004 we issued convertible notes payable to Laurus Master Fund and received total proceeds of $500,000. The Laurus note is non interest bearing, and is convertible at a fixed conversion price equal to our share’s average trading closing share price for the ten days prior to the closing of the conversion. The Company imputed interest at 5% which is included in the balance. On May 21, 2014, we entered into a Debt Forgiveness Agreement with Laurus in which we agreed to pay them $150,000 in full satisfaction of the note on or before June 30, 2014. On May 21, 2014, we paid the balance on the Laurus note, and recognized a gain on extinguishment of debt of $387,642, of which $350,000 was a discount against the principal and $37,642 was for accrued imputed interest forgiven.

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

Notes payable at June 30, 2014 and December 31, 2013 consisted of the following:

Type	Collateral (if any)	Interest Rate	Monthly Payments	Maturity	2014	2013
Private	None	10.00%	$-	May-13	$-	$20,000
Private	None	5.00%	$-	Demand	-	5,000
Notes payable NACSV former member	None	7.00%	$-	Demand	291,498	-
NACSV premium finance agreement	None	7.84%	$2,845	Nov -14	13,955
Notes payable					$305,453	$25,000

On May 22, 2014 we paid off the balance outstanding on two notes payable for $20,000 and $5,000, respectively.

In connection with the Acquisition of NACSV, we assumed notes payable of $305,453. Of this amount, $291,498 is payable to a former member, bears interest at 7% and is payable as certain accounts receivable of NACSV are collected, and $13,955 is due under an insurance premium finance agreement bearing interest at 7.84% with 10 equal monthly payments of principal and interest of $2,845 commencing February 28, 2014. Subsequent to June 30, 2014, the note payable to the former NACSV member was repaid.

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

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

Note 9 – Commitments and Contingencies

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

Operating Leases

In August 2013 we entered into a twelve-month lease for a virtual office in West Palm Beach, Florida at a monthly rental of $299 plus taxes. The lease automatically renewed for an additional twelve months in August 2014.

On January 1, 2014, NACSV renewed a lease agreement for two buildings under a year-to-year operating lease with monthly rent payments totaling $6,749.

Future minimum lease payments on all operating leases at June 30, 2014 are $44,381.

Note 10 - Stockholders’ Equity and Stock Based Compensation

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share at June 30, 2014. At June 30, 2014 and December 31, 2013, no shares of preferred stock were outstanding.

Common Stock

We are authorized to issue 450,000,000 shares of common stock, $0.001 par value per share at June 30, 2014.  At June 30, 2014 and December 31, 2013, 100,669,278 and 93,024,117 shares were issued and outstanding, respectively.

During the six-month period ended June 30, 2014, we issued the following shares of restricted common stock at fair market value unless otherwise noted below.

In Consideration For	Award Date	Date of Issue	Number of Shares		Price		Value
Stock based compensation	01/01/14	01/01/14	1,500,000		$0.88	*	1,500
Stock based compensation	04/30/13	02/04/14	5,000,000		$0.17	*	5,000
Stock based compensation	02/04/14	02/04/14	1,500,000		$0.64	*	1,500
Acquisition services	N/A	05/15/14	500,000	**	$0.47		235,000
Acquisition of NACSV	N/A	06/16/14	645,161		$0.31	***	200,000
Stock based compensation forfeited		06/03/14	(1,500,000)				(1,500)
Net change in shares issued			7,645,161				$441,500

* Stock-based compensation was calculated at fair value on the grant date and the expense is being amortized over the vesting period and service period.  $1,792,713 of compensation expense will be recognized through April 30, 2016.

** 1.3 Million additional shares are due to be issued.

*** Issued at $0.31 per share. The fair market value on the date of issuance was $0.33 per share and the Company recognized an acquisition expense of $12,903 related to the $0.02 share discount.

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

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

The following is a summary of outstanding and exercisable warrants at June 30, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 06/30/14	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 06/30/14	Weighted Average Exercise Price
$0.10	1,750,000	1.51	$0.10	1,750,000	$0.10
$0.15	1,000,000	3.85	$0.15	1,000,000	$0.15
$0.50	500,000	4.01	$0.50	500,000	$0.50
$1.00	1,000,000	2.30	$1.00	1,000,000	$1.00
$0.37	4,250,000	2.92	$0.37	4,250,000	$0.37

The aggregate intrinsic value of warrants outstanding at June 30, 2014 was $527,500. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

Equity Awards

Stock Incentive Plans

2014 Global Digital Solutions Equity Incentive Plan

On February 2, 2014 our board of directors approved the 2014 Global Digital Solutions Equity Incentive Plan and reserved 20,000,000 shares of our common stock for issuance pursuant to awards thereunder. A Revised Plan (the “Plan”), was approved by a majority of shareholders of the Company on May 9, 2014. The Plan is intended as an incentive, to retain in the employ of and as directors, our officers, employees, consultants and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

A summary of the Company’s stock option activity for the three-month period ended June 30, 2014 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Options	Share	Term	Value
Balance at December 31, 2013
Options granted	5,500,000	$0.64	9.6	$0.00
Options exercised	-
Options forfeited	-
Balance at June 30, 2014	5,500,000	$0.64	9.6	$0.00
Exercisable at June 30, 2014	-	-	-	-
Exercisable after June 30, 2014	5,500,000	$0.64	9.6	$0.00

Stock-Based Compensation

Stock Options

Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value as calculated BSM option-pricing model utilizing the assumptions discussed below. The Company recognizes stock-based compensation cost as expense on a straight-line basis over the requisite service period.

We granted 5,500,000 options during the six-month period ended June 30, 2014 resulting in stock- based compensation expense of $1,759,998 and $2,453,330 for the three and six month periods ended June 30, 2014, respectively. The options are exercisable at $0.64 and expire in between February 2024 and March 2024. As of June 30, 2014, there was $1,066,670 of total unrecognized stock-based compensation cost related to these stock options that will be recognized during the next quarter.

The significant weighted average assumptions relating to the valuation of the Company’s options for the period ended June 30, 2014 were as follows:

Dividend yield	0.00%
Expected life (years)	5.25
Expected volatility	718.70%
Risk free interest rate	1.80%

Restricted Stock Grants

Since January 2013, we have issued restricted stock to officers, advisors and consultants in lieu of cash compensation. A summary of restricted stock outstanding as of June 30, 2014 and changes during the six months then ended is presented below:

Unvested at January 1, 2014	10,500,000
Issued	3,500,000
Vested	(8,000,000)
Forfeited	(1,500,000)
Unvested at June 30, 2014	4,500,000

We recorded stock-based compensation expense related to this restricted stock of $745,113 and $841,848 for the three-month periods ended June 30, 2014 and 2013, respectively, and $2,068,579 and $1,063,387 for the six-month periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014 there was $1,792,713 of total unrecognized stock-based compensation expense related to these restricted stock grants that will be recognized through June 2016.

Subsequent to June 30, 2014, we have agreed to issue up to 12 million shares of restricted stock as more fully discussed in Note 14 – Subsequent Events.

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

Note 11 - Loss Per Common Share

Basic and diluted loss per common share for the six months ended June 30, 2014 and 2013 is calculated based on the weighted average common shares outstanding for the period.  The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013

Numerator:
Loss from continuing operations	$(3,393,311)	$(2,020,383)	$(6,226,974)	$(2,743,573)
Loss from discontinued operations	(567)	(25,477)	(2,832)	(271,221)
Net loss	$(3,393,878)	$(2,045,860)	$(6,229,806)	$(3,014,794)

Denominator:
Weighted-average shares outstanding	101,145,350	63,943,788	99,848,623	58,598,393
Effect of dilutive securities (1)	-	-	-	-
Weighted-average diluted shares	101,145,350	63,943,788	99,848,623	58,598,393

Loss per common share – basic and diluted:
Continuing operations	$(0.03)	$(0.03)	$(0.06)	$(0.05)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total – basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.05)

(1)           The following common stock equivalents outstanding as of June 30, 2014 and 2013 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2014	2013
Warrants	4,250,000	3,250,000
Options	5,500,000	-
Total common stock equivalents	9,750,000	3,000,000

Note 12 – Discontinued Operations

In January 2012, we acquired 51% of Bronco Communications LLC.  We subsequently discontinued the operations of Bronco and disposed of its remaining assets in January 2013 although we were responsible for contract oversight which was concluded in June 2014.  In accordance with ASC Topic 205, Presentation of Financial Statements - Discontinued Operation , we have presented the loss on sale of the net assets of Bronco of $245,744 and operating costs incurred as a loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013.

Note 13 – Customer concentrations

The Company had two customers who accounted for 56.8% and 43.2% of our revenue in the three and six-month periods ended June 30, 2014. Accounts receivable were $370,481, net of allowance, as of June 30, 2014. One customer accounted for 98.6% of this balance. The Company expects to continue to have customers with revenues or accounts receivable balances of 10% or more of total revenue or total accounts receivable in the foreseeable future.

Note 14 – Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of June 30, 2014 through August 19, 2014, the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that these financial statements includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2014, and events which occurred subsequently but were not recognized in the financial statements.

Effective July 2, 2014, we appointed Stephen L. Norris as a member of our Board of Directors (the “Board”) and as Chairman and CEO of our wholly-owned subsidiary, GDSI International, and effective as of July 7, 2014, the Board elected Mr. Norris Vice Chairman of the Company.

The Company and Mr. Norris have agreed to certain compensation as follows:

1.	Effective as of July 1, 2014, and for so long as Mr. Norris continues to serve as a director of the Company, he shall be paid a monthly fee of $6,000, payable in cash, monthly in arrears.

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

2.	Mr. Norris will be granted 12 million restricted stock units (“Units”) convertible into 12 million shares of the Company’s common stock, with a fair market value of $3,600,000 at July 1, 2014. 4,000,000 Units will vest in respect of each fiscal year of GDSI International from 2015 through 2017 if the company has achieved at least 90% of the total revenue targets set forth below. If less than 90% of the target is achieved in respect of any such fiscal year, then the number of Units vesting for that fiscal year shall be 4,000,000 times the applicable percentage shown below; provided that, if the company shall exceed 100% of the revenue target for the 2016 or 2017 fiscal year, and shall have failed to reach 90% of the target for a prior fiscal year, the excess over 100% shall be applied to reduce the deficiency in the prior year(s), and an additional number of Units shall vest to reflect the increased revenue for such prior fiscal year. Any such excess shall be applied first to reduce any deficiency for the 2015 fiscal year and then for the 2016 fiscal year. The vesting of the Units shall be effective upon the issuance of the audited financial statements of the Company for the applicable fiscal year, and shall be based upon the total revenue of GDSI International as reflected in such financial statements.

Revenue Targets
July 1, 2014 - June 30, 2015	$9,911,000
July 1, 2015 - June 30, 2016	$18,921,000
July 1, 2016 - June 30, 2017	$24,327,000
Percentage vesting based on revenue targets:

Revenue as a % of Target	% Vest
90% - 100%	100%
80% - 90%	90%
70% - 80%	80%
60% - 70%	70%
50% - 60%	60%
40% - 50%	50%
30% - 40%	40%
20% - 30%	30%
10% - 20%	20%
less than 10%	0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains “forward-looking statements”. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:

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

The information in this quarterly report is as of June 30, 2014, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in Item 1 of this report as well as our annual financial statements for the year ended December 31, 2013 included in the 2013 Form 10-K.

Results of Continuing Operations

Three months ended June 30, 2014 and 2013

Revenue and cost of revenue in the three month period ended June 30, 2014 were $111,405 and $69,346, respectively. Revenue was from fixed-price and modified fixed-price construction contracts that are recognized using the percentage-of-completion method of revenue recognition. Cost of revenue include all direct material and labor costs and indirect costs related to contract performance. We had no revenue, or cost of revenue in the three-month period ended June 30, 2013.

Selling, general and administrative (“S, G & A”) were $3,834,260 and $1,368,497 in three-month periods ended June 30, 2014 and 2013, respectively.  S, G &A was comprised of:

	Three Months Ended June 30,		Increase/	%
	2014	2013	(decrease	Change
Compensation and benefits	$2,620,767	$907,848	$1,712,919	188.7%
Acquisition costs	754,572	-	754,572	-
Debt issuance costs	25,000	204,286	(179,286)	-87.8%
Investment banking fees	-	71,610	(71,610)	-100.0%
Investor relations and marketing	84,666	84,933	(267)	-0.3%
Office support and supply	48,778	1,669	47,108	2821.9%
Professional and filing fees	276,092	90,876	185,216	203.8%
Depreciation and amortization	12,830	-	12,830	-
Other	11,555	7,275	4,281	58.8%
	$3,834,260	$1,368,497	$2,465,763	180.2%

Compensation and benefits increased by $1,712,919, or 188.7% % to $2,620,767 in 2014 compared to $907,848 in 2013. In the three-month period ended June 30, 2014 compensation and benefits comprised:

	2014	2013
Fair value expense of stock option grants	$1,759,998	$-
Fair value expense of restricted stock grants	743,613	841,848
Officer salaries	96,000	66,000
Payroll	21,156	-
	$2,620,767	$907,848

Major changes in compensation and benefits include:

●	Options with a fair market value of $3,520,000 were granted in 2014 and $1,759,998 was expensed in the quarter.
●	We have granted restricted stock to officers and advisors which vest ratably through June 2016 and $743,613 was expensed in 2014 compared to $841,848 in 2013.

Acquisition costs were related to the NACSV acquisition in 2014 and comprised non-cash compensation of (i) $664,000 of costs to advisors paid in shares of our common stock, and (ii) $65,572 in stock discount expense for payments to the sellers of NACSV in our common stock at a price which resulted in a $0.02 discount to fair value, and $25,000 paid in cash for due diligence services.

Debt issuance costs decreased by $(179,286), or (87.8)%.   In connection with the issuance of notes payable and convertible notes payable in prior years, we issued a warrant to a consultant which vested over one year. In three-month period ended June 30, 2014 we expensed $25,000 for amortization of the warrant.  In three-month period ended June 30, 2013, $204,286 was for amortization of warrants issued related to the loans, including to the consultant and to the noteholder.

We had no investment banking fees in 2014. In 2013 we paid placement fees of $71,610 in connection with private placements.

Investor relations and marketing expense include $79,170 in 2014 and $80,033 paid to consultants for services in shares of our common stock or compensation through the issuance of a warrant which is being amortized over the term of the consulting agreement.

Office supply and support expenses increased by $47,108 or 2,821.9% to $48,778 in 2014 compared to $1,669 in 2013.  In the three-month period ended June 30, 2014, the expense included $30,504 of reimbursable expenses to an officer and advisors, $13,608 of directors and officers liability insurance and key man life insurance of $7,249.  In the three-month period ended June 30, 2013, the expense included $6,250 of web development fees.

Professional and filing fees increased $185,216, or 203.8% to $276,092 in 2014 compared to $90,876 in 2013.  In the three-month periods ended June 30, 2014 and 2013, such fees consisted of:

	2014	2013
Accounting and & auditing fees	$11,445	$16,000
Consulting fees	30,000	7,173
Legal fees	229,555	67,173
SEC filing costs	4,844	-
Other	248	530
	$276,092	$90,876

Major changes in professional and filing fees include:

●	Consulting fees increased by $22,827 which incudes $15,000 we paid on a monthly retainer to identify and introduce us to potential acquisitions, and $15,000 paid for the commission of a report.
●	Legal fees increased by $162,382. In 2014 we incurred legal fees of approximately $85,000 in connection with litigation against Kett (See Part II, Item 1), approximately $46,000 for services in connection with the NACSV acquisition, approximately $65,000 in connection with the Airtronic bankruptcy and $33,000 for other legal services. In 2013 legal fees were primarily in connection with the Airtronic bankruptcy.

Depreciation and amortization in 2014 consists of $12,322 of amortization of intangible assets which are being amortized over five years and $508 of depreciation. We has no such expense in 2013.

Gain on extinguishment of debt in 2014 consists of a $350,000 forgiveness on the principal payoff of the convertible note payable to Laurus, and $37,642 of interest forgiven. We has no such income in 2013.

Interest income is the interest on the bridge loans we made to Airtronic. Interest expense was expense incurred on notes payable and convertible notes payable.

There is no income tax benefit for the losses for the three-month periods ended June 30, 2014 and 2013 since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Loss from discontinued operations were $567 in 2014 and $25,477 in 2013 and represented direct costs incurred as we continued to wind down our telecommunications business.

Our results of operations for the three-month periods ended June 30, 2014 and 2013 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Six months ended June 30, 2014 and 2013

Revenue and cost of revenue in the six-month period ended June 30, 2014 were $111,405 and $69,346, respectively. Revenue was from fixed-price and modified fixed-price construction contracts that are recognized using the percentage-of-completion method of revenue recognition. Cost of revenue include all direct material and labor costs and indirect costs related to contract performance. We had no revenue, or cost of revenue in the six-month period ended June 30, 2013.

Selling, general and administrative (“S, G & A”) were $6,690,676 and $2,047,696 in six-month periods ended June 30, 2014 and 2013, respectively.  S, G &A was comprised of:

	Six Months Ended June 30,		Increase/	%
	2014	2013	(decrease	Change
Compensation and benefits	$4,690,065	$1,213,387	$3,476,679	286.5%
Acquisition costs	754,572	-	754,572	-
Debt issuance costs	100,000	433,571	(333,571)	-76.9%
Investment banking fees	412,498	71,610	340,888	476.0%
Investor relations and marketing	186,163	154,057	32,106	20.8%
Office support and supply	71,871	8,507	63,364	744.8%
Professional and filing fees	446,023	152,323	293,700	192.8%
Depreciation and amortization	12,830	-	12,830	-
Other	16,654	14,240	2,414	17.0%
	$6,690,676	$2,047,696	$4,642,980	226.7%

Compensation and benefits increased by $3,476,679 or 286.5% % to $4,690,065 in 2014 compared to $1,213,387 in 2013. In the three-month period ended June 30, 2014 compensation and benefits comprised:

	2014	2013
Fair value expense of stock option grants	$2,453,330	$-
Fair value expense of restricted stock grants	2,068,579	1,063,387
Officer salaries	147,000	100,000
Payroll	21,156	-
	$4,690,065	$1,163,387

Major changes in compensation and benefits include:

●	Options with a fair market value of $3,520,000 were granted in 2014 and $2,453,330 has been expensed in 2014.
●	We have granted restricted stock to officers and advisors which vest ratably through June 2016 and $2,068,579 was expensed in 2014 compared to $1,063,387 in 2013.

Acquisition costs were related to the NACSV acquisition in 2014 and comprised non-cash compensation of (i) $664,000 of costs to advisors paid in shares of our common stock, and (ii) $65,572 in stock discount expense for payments to the sellers of NACSV in our common stock at a price which resulted in a $0.02 discount to fair value, and $25,000 paid in cash for due diligence services.

Debt issuance costs decreased by $(333,571), or (76.9)%.   In connection with the issuance of notes payable and convertible notes payable in prior years, we issued a warrant to a consultant which vested over one year. In three-month period ended June 30, 2014 we expensed $100,000 for amortization of the warrant.  In three-month period ended June 30, 2013, $358,571 was for amortization of warrants issued related to the loans, including to the consultant and to the noteholder, and $75,000 was paid in cash for loan fees.

Investment banking fees in 2014 represented the amortization of a cash fee and the fair value of a warrant granted to an investment banking company. In 2013 we paid placement fees of $71,610 in connection with private placements.

Investor relations and marketing expense include $179,169 in 2014 and $148,807 paid to consultants for services in shares of our common stock or compensation through the issuance of a warrant which is being amortized over the term of the consulting agreement.

Office supply and support expenses increased by $63,364 or 744..8% to $71,871 in 2014 compared to $8,507 in 2013.  In the six-month period ended June 30, 2014, the expense included $30,504 of reimbursable expenses to an officer and advisors, $27,216 of directors and officers liability insurance and key man life insurance of $14,498.  In the six-month period ended June 30, 2013, the expense included $6,250 of web development fees.

Professional and filing fees increased $293,700, or 192.8% to $446,023 in 2014 compared to $152,323 in 2013.  In the six-month periods ended June 30, 2014 and 2013, such fees consisted of:

	2014	2013
Accounting and & auditing fees	$42,895	$30,500
Consulting fee	50,447	17,173
Legal fees	342,631	104,120
Public company/SEC related fees and expenses	8,651	-
Other	1,399	530
	$446,023	$152,323

Major changes in professional and filing fees include:

●	Consulting fees increased by $33,274 which incudes $15,000 we paid on a monthly retainer to identify and introduce us to potential acquisitions, and $15,000 paid for the commission of a report.
●	Legal fees increased by $238,511. In 2014 we incurred legal fees of approximately $109,000 in connection with litigation against Kett (See Part II, Item 1), approximately $46,000 for services in connection with the NACSV acquisition, approximately $131,000 in connection with the Airtronic bankruptcy, and $55,000 for other legal services. In 2013 legal fees we incurred $101,000 of fees in connection with the Airtronic bankruptcy.

Depreciation and amortization in 2014 consists of $12,322 of amortization of intangible assets which are being amortized over five years and $508 of depreciation. We had no such expense in 2013.

Gain on extinguishment of debt in 2014 consists of $350,000 for forgiveness on the payoff of the convertible note payable to Laurus, and the recapture of $37,642 of interest not paid. We had no such income in 2013.

Interest income is the interest on the bridge loans we made to Airtronic. Interest expense was expense incurred on notes payable and convertible notes payable.

There is no income tax benefit for the losses for the three-month periods ended June 30, 2014 and 2013 since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Loss from discontinued operations were $2,832 in 2014 and $271,221 in 2013 and represented the direct costs and loss on sale of assets we incurred as we continued to wind down our telecommunications business.

Our results of operations for the three-month periods ended June 30, 2014 and 2013 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents totaling $353,087 and working capital of $268,853. For the six-month period ended June 30, 2014, we incurred a net loss of $6,229,806, and at June 30, 2014, we had an accumulated deficit of $23,088,181,694,304 and total stockholders’ equity of $680,424. We expect to incur losses for the remainder of fiscal 2014. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We do not have any material commitments for capital expenditures during the next twelve months.  Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

Cash Flows

Cash used in operating activities

Net cash used in operating activities totaled $707,346 for the six-month period ended June 30, 2014 compared to $343,249 for the six-month period ended June 30, 2013.

In the six-month period ended June 30, 2014, cash was used to fund a net loss of $6,229,806, increased by a gain on extinguishment of debt of $387,642, and reduced by depreciation and amortization of $12,831, non-cash stock-based compensation of $4,521,909, common stock and warrants issued for services of $604,168, non cash interest expense of $9,181, common stock issued for acquisition services of $235,000, other non cash acquisition expenses of $1,822, and changes in operating assets and liabilities of $514,020.

In the six-month period ended June 30, 2013, cash was used to fund a net loss of $3,014,794, reduced by non-cash stock-based compensation of $1,371,958, common stock and warrants issued for services of 375,533, amortization of debt discount of $676,487, and changes in operating assets and liabilities totaling $106,774 and cash provided by discontinued operations of $245,745.

Cash used in investing activities

Net cash provided by investing activities totaled $601,299 for the six-month period ended June 30, 2014. During the period we advanced $43,182 to Airtronic, received cash of $1,509,056 from Airtronic for the repayment of the bridge loans and $135,425 of cash in connection with the NACSV acquisition, reduced by $1,000,000 paid for the acquisition of NACSV.

Net cash used in investing activities totaled $695,961 in the six-month period ended June 30, 2013, and was for advances to Airtronic under the bridge loans.

Cash from financing activities

Net cash used in financing activities was $50,000 in the six-month period ended June 30, 2013. We received proceeds from the exercise of warrants of $125,000, and we paid off notes payable and convertible notes payable totaling $175,000.

Net cash provided by financing activities totaled $1,263,500 in the six-month period ended June 30, 2013. We received net proceeds of $926,100 from private placement sales of our common stock, $374,900 from short-term borrowings, and we repaid $37,500 of short-term borrowings.

Financial condition

As of June 30, 2014, we had cash and cash equivalents totaling $353,087, working capital of $268,853 and stockholders equity of $680,424. We do not have a line of credit facility and have relied on short-term borrowings and the sale of common stock to provide cash to finance our operations. We believe that we will need to raise additional capital in 2014 to sustain our operations and fund future acquisitions. We plan to seek additional equity and debt financing to provide funding for operations and future acquisitions. On August 12, 2014, we received approximately $414,000 awarded to us for legal fees and expense in the Airtronic bankruptcy case, as more fully discussed in Note 7 to our Condensed Consolidated Financial Statements in Part I of the Current Report.

At December 31, 2013 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because we have incurred substantial losses and negative cash flows from operations. Management’s plans in order to meet our operating cash flow requirements include (i) financing activities such as private placements of common stock, and issuances of debt and convertible debt instruments, (ii) the establishment of strategic relationships which we expect will lead to the generation of additional revenue or acquisition opportunities and (iii) the acquisition of businesses in the areas of cyber arms technology and complementary security and technology solutions.

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

Evaluation of Disclosure Controls.

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2014. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of June 30, 2014 based on the disclosure controls evaluation.

Objective of Controls.

Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion.

Based upon the disclosure controls evaluation, our CEO and CFO had concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in litigation relating to our business as either Plaintiff or Defendant.

The Company is plaintiff in one action:

●	On January 9, 2014, the Company filed a lawsuit against Merriellyn Kett Murphy (“Kett”) asserting three causes of action against her: Tortious Interference with Contract and/or with Prospective Economic Advantage; Fraudulent Inducement; and Negligent Misrepresentation. Kett is the CEO, President and sole director and stockholder of Airtronic. The Company had entered into a merger agreement with Airtronic and Kett had made numerous representations to the Company that she would close the merger if the Company met her personal demands, which the Company did. Nonetheless, Kett refused to close the merger. The case, captioned Global Digital Solutions, Inc. v. Merriellyn Kett Murphy, was filed in Palm Beach County Circuit Court and Kett later removed it to Federal Court in the Southern District of Florida. The case number is 14-cv-80190-DTKH and is in its early stages. The Company is seeking a judgment against Kett, damages, costs and such other relief as may be awarded by the court. Kett filed a Motion to Dismiss or Transfer Venue. The Company opposes Kett’s motions and is vigorously pursuing all claims against Kett.

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

During the three months ended June 30, 2014, we issued shares of our Common Stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1. On May 15, 2014, we issued an aggregate of 500,000 shares of our common stock in connection with acquisition services for NACSV.

The shares of stock described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the transaction did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

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

Global Digital Solutions, Inc. (Registrant)

Date: August 19, 2014	By:	/s/ DAVID A. LOPPERT
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS+	XBRL Instance Document
EX-101.SCH+	XBRL Taxonomy Extension Schema Document
EX-101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

