Form 10-Q/A
period 2014-06-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2014-08-29
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

GLOBAL DIGITAL SOLUTIONS, INC.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 4.	Controls and Procedures.	1

PART II - OTHER INFORMATION

Item 6.	Exhibits.	1
	Signatures	2

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q (the "Amendment") amends Part I – Item 4 and Part II – Item 6 of the Quarterly Report for Global Digital Solutions, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission (“Commission”) on August 19, 2014 (the "Original Report"). The Company is filing this Amendment in response to comments from the Staff of the Commission.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1937, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer, we have concluded that, as of the end of such period, these controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2013 which have not been rectified as of June 30, 2014:

Resources: Our Chief Financial Officer performed all accounting functions. As a result, there is a lack of proper segregation of duties.

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

Global Digital Solutions, Inc. (Registrant)

Date: August 29, 2014	By:	/s/ DAVID A. LOPPERT
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Equity Purchase Agreement dated June 16, 2014 by and among Brain A. Dekle, John Ramsey, GDSI Acquisition Corporation, Global Digital Solutions, Inc. and North American Custom Specialty Vehicles, LLC (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 19, 2014)
10.1	Restricted Stock Unit Agreement dated as of August 25, 2014 between Global Digital Solutions, Inc. and Stephen L. Norris (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2014)
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.
**	Furnished herewith.

3