Form 10-Q
period 2014-09-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2014-11-07
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 6, 2014 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	106,104,352

GLOBAL DIGITAL SOLUTIONS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$344,080	$509,224
Accounts receivable, net	122,883	—
Inventory, net	252,722	—
Notes receivable	—	1,465,874
Prepaid expenses	122,627	122,056
Costs and estimated earnings in excess of billings on uncompleted contracts	13,362	—
Total current assets	855,674	2,097,154
Property and equipment, net	65,380	—
Deposits	2,378	198
Intangible assets	1,392,411	—
Goodwill	1,463,492	—
Total assets	$3,779,335	$2,097,352

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$72,230	$166,256
Accrued expenses	231,007	165,537
Notes payable	92,450	25,000
Convertible notes payable	—	529,309
Total current liabilities	395,687	886,102
True-up and contingent consideration	2,630,105	—
Total liabilities	3,025,792	886,102

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 35,000,000 and 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 and 175,000,000 shares authorized, 103,469,278 and 93,024,117 shares issued and outstanding	103,469	93,025
Additional paid-in capital	26,599,580	17,976,600
Accumulated deficit	(25,949,506)	(16,858,375)
Total stockholders’ equity	753,543	1,211,250
Total liabilities and stockholders' equity	$3,779,335	$2,097,352

GLOBAL DIGITAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$94,387	$—	$205,792	$—

Cost of revenue	180,066	—	249,412	—

Gross profit	(85,679)	—	(43,620)	—

Operating expenses
Selling, general and administrative expenses	2,771,835	2,399,223	9,462,511	4,446,917
Other (income)/expense
Gain on extinguishment of debt	—	(31,712)	(387,642)	(31,712)
Interest income	—	(18,623)	(43,182)	(30,944)
Interest expense	3,811	—	12,992	708,198
Total costs and expenses	2,775,646	2,348,888	9,044,679	5,092,459

Loss from continuing operations before provision for income taxes	(2,861,325)	(2,348,888)	(9,088,299)	(5,092,459)

Provision for income taxes	—	—	—	—

Loss from continuing operations	(2,861,325)	(2,348,888)	(9,088,299)	(5,092,459)

Loss from discontinued operations	—	—	(2,832)	(271,221)

Net loss	$(2,861,325)	$(2,348,888)	$(9,091,131)	$(5,363,680)

Loss per common share - basic and diluted:
Loss from continuing operations	$(0.03)	$(0.03)	$(0.09)	$(0.07)
Loss from discontinued operations	—	—	—	(0.01)
Net loss	$(0.03)	$(0.03)	$(0.09)	$(0.08)

Shares used in computing net loss per share:
Basic and diluted	101,707,322	88,827,524	100,468,189	68,674,770

GLOBAL DIGITAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net loss	$(9,091,131)	$(5,363,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,032	—
Stock- based compensation expense	6,659,855	2,984,797
Common stock and warrants issued in payment of services	971,668	542,732
Amortization of debt discount	—	676,487
Debt guarantee settled by issuing common stock	—	360,000
Gain on extinguishment of debt	(387,642)	—
Non-cash interest expense	8,333	—
Acquisition expenses settled with common stock	664,000	—
Non cash acquisition expense	65,572	—
Changes in operating assets and liabilities:
Accounts receivable	106,393
Inventory	(184,582)	—
Costs in excess of billings	557,425	—
Prepaid expenses	25,433	(160,572)
Accounts payable	(58,303)	29,024
Accrued expenses	67,559	(22,950)
Billings in excess of costs	13,631	—
Cash from discontinued operations	—	245,745
Net cash (used in) operating activities	(492,757)	(708,417)

Investing Activities
Repayment of loans to Airtronic	1,465,874	—
Loans to Airtronic	—	(1,193,741)
Deposits	(2,180)	(198)
Payment for NACSV, net of cash acquired	(864,575)	—
Net cash provided by (used in) investing activities	599,119	(1,193,939)

Financing Activities
Proceeds from sale of common stock	—	1,916,100
Proceeds from exercise of warrants	125,000	300,000
Proceeds from notes payable	96,241	374,900
Payments on notes payable	(342,747)	(67,500)
Payment on convertible notes	(150,000)	—
Net cash (used in) provided by financing activities	(271,506)	2,523,500

Net increase in cash and cash equivalents	(165,144)	621,144

Cash and cash equivalents at beginning of year	509,224	385,141

Cash and cash equivalents at end of period	$344,080	$1,006,285
	—
Supplementary disclosure of non-cash investing and financing activities
Purchase of NACSV with common shares	$200,000	$—
Debt settled with shares of common stock	$—	$750,000

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

Note 1 – Organization and Summary of Significant Accounting Policies

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

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, NACSV, GDSI International and GDSI Florida LLC.. Intercompany accounts and transactions have been eliminated. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K (the “2013 Form 10-K”).  The unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.

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

Financial Condition and Liquidity

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and at September 30, 2014 had an accumulated deficit of $25,949,506, cash and cash equivalents of $344,080, working capital of $459,987 and stockholders’ equity of $753,543. We have funded our activities to date almost exclusively from equity and debt financings.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Revenue for service and refurbishment work are recognized when the job is complete.

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

A provision for depreciation of property and equipment is made on a basis considered adequate to amortize the related costs (net of salvage value) over their estimated useful lives using the straight-line method. Estimated useful lives are principally as follows: vehicles, 5 years; furniture and fixtures and office equipment, 5-10 years; leasehold improvements, term of lease or 15 years, whichever is less; machinery and equipment 5-10 years.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable.

Stock-Based Compensation

At September 30, 2014, we had one stock-based employee compensation plan. The awards granted are valued at fair value and compensation cost is recognized on a straight-line basis over the service period of each award.

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

Loss Per Common Share and Common Share Equivalent

Basic and diluted loss per common share has been computed by dividing the loss by the weighted average number of common shares outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of September 30, 2014, the Company had warrants outstanding for the purchase of 4,250,000 common shares, and options to purchase 5,840,000 common shares, which have not been included in the calculation of loss per share as the effects would be anti-dilutive in periods in which a net loss in incurred.

New Accounting Standards Issued But Not Yet Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations.  Those strategic shifts should have a major effect on the organization’s operations and financial results.  Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.  ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014.  The impact of the adoption of this ASU on the Company’s results of operation, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance.  ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.

ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016.  The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.  The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch-up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity.  Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance.

ASU 2014-09 also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We have not yet determined the impact of adopting the standard on our financial statements nor have we determined whether we will utilize the full retrospective or the modified retrospective approach.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The new standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  Management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We have not yet determined the impact of adopting this standard on the Company’s financial statement disclosures.

Note 2 – Acquisition of North American Custom Specialty Vehicles, LLC (“NACSV”)

On June 16, 2014, we acquired all of the outstanding membership interest of NACSV in a transaction accounted for using the purchase method of accounting (the “Acquisition”). NACSV specializes in building mobile emergency operations centers (“MEOC’s”) and specialty vehicles for emergency management, first responders, national security and law enforcement operations.

As consideration for the consummation of the Acquisition, at the closing of the Acquisition, the Company paid $1,000,000 in cash to the selling members, and issued them 645,161 shares of the Company’s common stock valued at $200,000 (the “Stock Consideration”). In connection with the Acquisition, the Company is required to make a true-up payment of the excess of total assets over $1.2 million, estimated at $816,373 payable in shares of the Company’s common stock (the “True-Up Payment”), and additional consideration as certain events or transactions occur if the future, up to a maximum of $2.4 million, payable in shares of the Company’s common stock or in cash at the seller’s option (the “Contingent Consideration”). Additionally, the Company issued 1.8 million shares of common stock for services rendered in conjunction with the Acquisition. The Company recorded nonrecurring charges of $3,029 and $803,270 during the three and nine-month periods ended September 30, 2014 related to the direct costs of the Acquisition, consisting of the $664,000 value of the shares of common stock issued for services and $139,270 of cash costs which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The estimated purchase price of the Acquisition totaled $3,830,105, comprised of $1,000,000 in cash, the Stock Consideration of $200,000, the True-Up Payment of $816,373, and the fair value of the Contingent Consideration estimated at approximately $1,813,732. The fair value of the Contingent Consideration was estimated based upon the present value of the expected future payouts of the Contingent Consideration and is subject to change upon the finalization of the purchase accounting. The True Up Payment payable is included in liabilities at September 30, 2014. On October 17, 2014, we issued 2,635,074 shares of our common stock valued at $0.31 as settlement for the True-Up Payment.

Under the purchase method of accounting, the estimated purchase price of the Acquisition was allocated to NACSV’s net tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values as of the date of the completion of the Acquisition, as follows:

Assets Acquired:
Cash and cash equivalents	$135,425
Accounts receivable, net	370,481
Inventory	73,140
Prepaid expenses	26,004
Costs in excess of billings	570,787
Property and equipment, net	68,157
Customer relationships	1,478,666
Goodwill	1,463,492
4,186,152
Liabilities assumed:
Accounts payable	35,724
Accrued expenses	2,087
Notes payable	304,605
Billings in excess of costs	13,631
356,047
Total estimated purchase price	$3,830,105

The estimated fair values of certain assets and liabilities have been determined by management and are subject to change upon the finalization of the purchase accounting. No portion of the intangible assets, including goodwill, is expected to be deductible for tax purposes.

The results of operations of NACSV are included in the Company’s condensed consolidated statements of operations from the date of the acquisition of June 16, 2014, including approximately $205,700 of revenue and approximately $317,000 of net loss. The following supplemental pro forma information assumes that the Acquisition had occurred as of January 1, 2014:

Nine-months Ended
September 30, 2014
Revenue	$2,169,568
Net Loss	$(8,689,001)
Loss per common share - basic and diluted	$(0.08)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the dates indicated or that may result in the future.

Note 3 – Financial Instruments

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Cash in bank	$344,080	$509,224
Cash and cash equivalents	$344,080	$509,224

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit. As of December 31, 2013, we had uninsured cash amounts. We maintained these balances with high quality financial institution, which we believe limits this risk.

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

The following table sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring, at September 30, 2014 and December 31, 2013, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	September 30, 2014	December 31, 2013	Input Hierarchy Level
Recurring:
True – Up and Contingent Consideration	$2,630,105	—	Level 3
Non-recurring: Goodwill	$1,463,492	—	Level 3

We had no Level 1 or Level 2 assets or liabilities at September 30, 2014 or December 31, 2013.

Note 5 – Inventory

Inventory consists of the following at September 30, 2014:

Materials inventory	$50,000
Trailer inventory	779,620
Work in process	195,481
1,025,101
Less: Reserve for inventory loss	(772,379)
$252,722

The Company has established a reserve for inventory loss for certain trailer inventory on hand at NACSV. Pursuant to the terms of the Equity Purchase Agreement between the Company and the NACSV sellers, all of the proceeds from the sale of this inventory are to be paid to the NACSV sellers and thus the Company’s potential net realizable value on this inventory is zero.

Note 6 – Acquisition of Airtronic and Notes Receivable from Airtronic

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

On October 2, 2013, Airtronic’s amended plan of reorganization (the “Plan”) was confirmed by the Court, but the Plan was never substantially consummated and was terminated.  Under the terms of the Plan, Airtronic needed to close the Merger with the Company on or before December 2, 2013. Airtronic refused to close the Merger with the Company on or before December 2, 2013, and as a result the Plan terminated and the reorganized Airtronic re-vested in the bankruptcy estate of Airtronic as debtor in possession.

On March 31, 2014, Airtronic filed a First Amended Modified Plan of Reorganization (“First Modified Plan”) which was confirmed on April 28, 2014.  On May 14, 2014 Airtronic repaid the Original Note, the Second Note and the Third Note together with all accrued interest thereon in the total amount of $1,509,056. On August 12, 2014, we received $414,761 that we were awarded for legal fees and expenses incurred.

Note 7 – Notes Payable

Convertible Notes

Convertible notes payable at September 30, 2014 and December 31, 2013 consisted of the following:

Type	Collateral (If any)	Interest Rate	Monthly Payment	Maturity	2014	2013
Laurus Master Fund	None	5.00%	$-	May-13	$-	$529,309

In July 2004 we issued convertible notes payable to Laurus Master Fund and received total proceeds of $500,000. The Laurus note is non interest bearing, and is convertible at a fixed conversion price of $0.35 per share. The Company imputed interest at 5% which is included in the balance. In January 2013, we entered into a Debt Forgiveness Agreement with Laurus in which we agreed to pay them $150,000 in full satisfaction of the note on or before June 30, 2014. On May 21, 2014, we paid the balance on the Laurus note, and recognized a gain on extinguishment of debt of $387,642, of which $350,000 was a discount against the principal and $37,642 was for accrued imputed interest forgiven.

Notes Payable

In December 2012, we entered into a Promissory Note Purchase Agreement, a Secured Promissory Note (“Note”) and Security Agreement with the Investor to lend us $750,000. The Note bears interest at 8¼%, is secured by all of our assets and was due on May 1, 2013.  In connection with the transaction, we issued to the Investor the Warrant.

On May 6, 2013, we amended the terms of the Note and (i) extended the maturity date to July 1, 2013, (ii) provided that the Note may be convertible to shares of our common price at a conversion price of $0.25, and (iii) reduced the exercise price of the Warrant from $0.15 to $0.10. On July 1, 2013, the Note was converted into 3,000,000 shares of our common stock and on conversion we recognized a gain of $31,712 as a result of the forgiveness of accrued but unpaid interest on the note.

The $360,000 fair value of the Warrant was calculated using a Black-Scholes pricing model. We calculated that the fair market value of the beneficial conversion feature (“BCF”) of the Note is $393,243, and we amortized the BCF over the life of the loan using the effective interest rate method.  At December 31, 2013 the discount was fully amortized to interest expense.

Notes payable at September 30, 2014 and December 31, 2013 consisted of the following:

Type	Collateral (if any)	Interest Rate	Monthly Payments	Maturity	2014	2013
Private	None	10.00%	$-	May-13	$-	$20,000
Private	None	5.00%	$-	Demand	-	5,000
Premium finance agreement	None	5.35%	$9,862	Jun – 15	86,810	-
NACSV premium finance agreement	None	7.84%	$2,845	Nov -14	5,640	-
Notes payable					$92,450	$25,000

On May 22, 2014 we paid off the balance outstanding on two notes payable for $20,000 and $5,000, respectively.

In connection with the Acquisition of NACSV, we assumed notes payable of $305,453. Of this amount, $291,498 was payable to a former member, bears interest at 7% and was payable as certain accounts receivable of NACSV were collected, and $13,955 is due under an insurance premium finance agreement bearing interest at 7.84% with 10 equal monthly payments of principal and interest of $2,845 commencing February 28, 2014. The note payable to the former NACSV member was repaid during the quarter ended September 30, 2014.

In September 2014 we entered into a premium finance agreement bearing interest at 5.35% with 10 equal monthly payments of principal and interest of $9,862.

Note 8 – Commitments and Contingencies

Price Protection

In connection with our acquisition of NACSV, we granted the sellers “price protection” for the shares of restricted common stock they received at the closing of the transaction. If the sellers sell any such shares of our common stock in arm’s-length transactions within the 12 month period commencing June 16, 2014, and if the average selling price of the shares sold is less than $0.31 per share, then the Company shall deliver to the sellers, within 30 days following a request from the sellers, additional shares of our common stock having a market price at the time of delivery equal to the excess if any of (x) the sales price the sellers would have received if the shares had sold for $0.31 per share minus the actual sales price received by the sellers; divided by (y) the actual price per share received by the sellers. At September 30, 2014, the market price of our common stock was $0.13. Therefore, had the sellers been in a position to sell the 645,161 shares of the restricted common stock they received at $0.13 per share, we would have been required to issue an additional 893,300 shares valued at $116,129.

Consulting Agreements

Effective January 1, 2013, we entered into a three-month consulting agreement with a consulting firm pursuant to which the firm would provide investor relations services. The consulting firm was issued 500,000 shares of restricted shares of common stock valued at $50,000 and the expense was recognized over the three-month service period.

Effective April 3, 2013, we entered into a twelve-month consulting agreement with a consultant pursuant to which the consultant would provide investor relations services. The consultant was issued 500,000 shares of restricted shares of common stock valued at $50,000 and the expense is being recognized over the term of the agreement. In June 2013, we entered into an amendment to the consulting agreement.  The consultant agreed to provide additional services over the remaining term of the agreement and, in consideration, we issued the consultant 250,000 shares of our restricted common stock valued at $125,000 and we agreed to issue the consultant a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.50, with a fair market value of $250,000. The warrant was issued on July 1, 2013. Effective July 1, 2014, we entered into a new 12-month consulting agreement with the consultant pursuant to which the consultant would provide investor relations services. The consultant was issued 500,000 shares of restricted shares of common stock valued at $150,000 and the expense is being recognized over the term of the agreement.

Effective July 1, 2014, we entered into a 12-month consulting agreement with the consultant pursuant to which the consultant would provide investor relations services. The consultant was issued 1,000,000 shares of restricted shares of common stock valued at $330,000 and was expensed to services.

Operating Leases

In August 2013 we entered into a twelve-month lease for a virtual office in West Palm Beach, Florida at a monthly rental of $299 plus taxes. The lease automatically renewed for an additional twelve months in August 2014.

On January 1, 2014, NACSV renewed a lease agreement for two buildings under a year-to-year operating lease with monthly rent payments totaling $6,749. In September NACSV entered into a 12-month operating lease for a condominium for a vice president with monthly rent payments of $2,160.

Future minimum lease payments on all operating leases at September 30, 2014 are $49,456.

Note 9 - Stockholders’ Equity and Stock Based Compensation

Preferred Stock

We are authorized to issue 35,000,000 shares of preferred stock, $0.001 par value per share at September 30, 2014. At September 30, 2014 and December 31, 2013, no shares of preferred stock were outstanding.

Common Stock

We are authorized to issue 450,000,000 shares of common stock, $0.001 par value per share at September 30, 2014.  At September 30, 2014 and December 31, 2013, 103,469,278 and 93,024,117 shares were issued and outstanding, respectively.

During the nine-month period ended September 30, 2014, we issued the following shares of restricted common stock at fair market value unless otherwise noted below.

In Consideration For	Award Date	Date of Issue	Number of Shares	Price		Value
Stock based compensation	01/01/14	01/01/14	1,500,000	$0.88		1,500
Stock based compensation	04/30/13	02/04/14	5,000,000	$0.17		5,000
Stock based compensation	02/04/14	02/04/14	1,500,000	$0.64		1,500
Acquisition services	N/A	05/15/14	500,000	$0.47		235,000
Acquisition services	N/A	09/15/14	1,300,000	$0.33		429,000
Acquisition of NACSV	N/A	06/16/14	645,161	$0.31	*	200,000
Consulting Services		8/19/14	1,500,000	$0.001	**	1,500
Stock based compensation forfeited		06/03/14	(1,500,000)			(1,500)
Net change in shares issued			10,445,161			$872,000

* Issued at $0.31 per share. The fair market value on the date of issuance was $0.33 per share and the Company recognized an acquisition expense of $12,903 related to the $0.02 share discount.

** As the services vest, expense is charged and additional paid in capital is increased. As of September 30, 2014, $367,500 had been expensed and $112,500 will be expensed over the nine-month period ending June 30, 2015.

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

The valuation of warrants is estimated at the grant date based on the fair-value as calculated by the Black-Scholes Merton (“BSM”) pricing model. The BSM pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The Company’s computation of expected life is based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. The Company’s computation of expected volatility is based on comparable companies’ average historical volatility. The Company does not expect to pay dividends. While the Company believes these estimates are reasonable, the estimated compensation expense would increase if the expected life was increased or a higher expected volatility was used. The Company recognizes warrant expense cost as expense on a straight-line basis over the requisite service or vesting period.

The following is a summary of outstanding and exercisable warrants at September 30, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 09/30/14	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 09/30/14	Weighted Average Exercise Price
$0.10	1,750,000	1.30	$0.10	1,750,000	$0.10
$0.15	1,000,000	3.6	$0.15	1,000,000	$0.15
$0.50	500,000	3.8	$0.50	500,000	$0.50
$1.00	1,000,000	2.0	$1.00	1,000,000	$1.00
$0.37	4,250,000	2.7	$0.37	4,250,000	$0.37

The aggregate intrinsic value of warrants outstanding at September 30, 2014 was $52,500. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

Equity Awards And Stock Based Compensation

Stock Incentive Plans

2014 Global Digital Solutions Equity Incentive Plan

On May 9, 2014 our shareholders approved the 2014 Global Digital Solutions Equity Incentive Plan (“Plan”) and reserved 20,000,000 shares of our common stock for issuance pursuant to awards thereunder. The Plan is intended as an incentive, to retain in the employ of and as directors, our officers, employees, consultants and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

Stock Options

A summary of the Company’s stock option activity for the three-month period ended September 30, 2014 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Options	Share	Term	Value
Balance at December 31, 2013
Options granted	5,840,000	$0.61	69.9	$6,800
Options exercised	-
Options forfeited	-
Balance at September 30, 2014	5,840,000	$0.61	9.9	$6,800
Exercisable at September 30, 2014	5,500,000	$.64	9.4	$0
Exercisable after September 30, 2014	340,000	$0.64	10.0	$6,800

Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value as calculated BSM option-pricing model utilizing the assumptions discussed below. The Company recognizes stock-based compensation cost as expense on a straight-line basis over the requisite service period.

We granted 5,840,000 options during the nine-month period ended September 30, 2014 resulting in stock- based compensation expense of $1,068,575 and $3,521,905 for the three and nine-month periods ended September 30, 2014, respectively. The options are exercisable at prices ranging from $0.11 to $0.64 and expire in between February 2024 and September 2024. As of September 30, 2014, there was $35,496 of total unrecognized stock-based compensation cost related to these stock options that will be recognized through August 2017.

The significant weighted average assumptions relating to the valuation of the Company’s options for the period ended September 30, 2014 were as follows:

Dividend yield	0.00%
Expected life (years)	5.25
Expected volatility	718.70%
Risk free interest rate	1.80%

Restricted Stock Grants

Since January 2013, we have issued restricted stock to officers, advisors and consultants in lieu of cash compensation. A summary of restricted stock outstanding as of September 30, 2014 and changes during the nine-months then ended is presented below:

Unvested at January 1, 2014	10,500,000
Issued	3,500,000
Vested	(8,000,000)
Forfeited	(2,500,000)
Unvested at September 30, 2014	3,500,000

We recorded stock-based compensation expense related to this restricted stock of $519,372 and $1,921,410 for the three-month periods ended September 30, 2014 and 2013, respectively, and $2,587,951 and $2,984,796 for the nine-month periods ended September 30, 2014 and 2013, respectively. As of September 30, 2014 there was $877,506 of total unrecognized stock-based compensation expense related to these restricted stock grants that will be recognized through March 2016.

Restricted Stock Units

In July 2014 we issued performance based restricted stock units to an officer and director for future performance based compensation. A summary of restricted stock units outstanding as of September 30, 2014 and changes during the nine-months then ended is presented below:

Issued	12,000,000
Vested	-
Forfeited	-
Unvested at September 30, 2014	12,000,000

We recorded stock-based compensation expense related to these restricted stock units of $549,999 for the three and nine-month periods ended September 30, 2014. As of September 30, 2014 there was $3,050,000 of total unrecognized stock-based compensation expense related to these restricted stock units that will be recognized through June 2017.

Note 10 - Loss Per Common Share

Basic and diluted loss per common share for the nine-month periods ended September 30, 2014 and 2013 is calculated based on the weighted average common shares outstanding for the period.  The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Loss from continuing operations	$(2,861,325)	$(2,348,888)	$(9,088,299)	$(5,092,459)
Loss from discontinued operations	-	-	(2,832)	(271,221)
Net loss	$(2,861,325)	$(2,348,888)	$(9,091,131)	$(5,363,680)
Denominator:
Weighted-average shares outstanding	101,707,322	88,827,524	100,468,189	68,674,770
Effect of dilutive securities (1)	-	-	-	-
Weighted-average diluted shares	101,707,322	88,827,524	100,468,189	68,674,770
Loss per common share – basic and diluted:
Continuing operations	$(0.03)	$(0.03)	$(0.09)	$(0.07)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Total – basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.08)

(1)           The following common stock equivalents outstanding as of September 30, 2014 and 2013 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2014	2013
Warrants	4,250,000	3,250,000
Options	5,840,000	—
Issued but unvested shares issued for services	375,000	—
Total common stock equivalents	10,465,000	3,250,000

Note 11 – Discontinued Operations

In January 2012, we acquired 51% of Bronco Communications LLC.  We subsequently discontinued the operations of Bronco and disposed of its remaining assets in January 2013 although we were responsible for contract oversight which was concluded in June 2014.  In accordance with ASC Topic 205, Presentation of Financial Statements - Discontinued Operation, we have presented the loss from discontinued operations of $2,832 and $271,221 in the accompanying condensed consolidated statements of operations for the nine-month periods ended September 30, 2014 and 2013.

Note 12 – Customer concentrations

The Company had revenue from each of the following customers in the three and nine-month periods ended September 30, 2014 that were greater than 10% of total revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer 1	$-	-	$48,088	23.4%
Customer 2	39,145	41.5%	102,462	49.8%
Customer 3	45,794	48.5%	45,794	22.3%
Customer 4	9,448	10.0%	-	-

Accounts receivable were $122,883, net of allowance, as of September 30, 2014. One customer accounted for 91.7% of this balance. The Company expects to continue to have customers with revenues or accounts receivable balances of 10% or more of total revenue or total accounts receivable in the foreseeable future.

Note 13 – Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of September 30, 2014 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that these financial statements includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2014, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require disclosure except as disclosed within these financial statements.

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

The information in this quarterly report is as of September 30, 2014, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in Item 1 of this report as well as our annual financial statements for the year ended December 31, 2013 included in the 2013 Form 10-K.

Results of Continuing Operations

Three month-periods ended September 30, 2014 and 2013

Revenue and cost of revenue in the three month period ended September 30, 2014 were $94,387 and $180,666, respectively. Revenue was from service and refurbishment work which is recognized on the completion of the job. Cost of revenue include all direct material and labor costs and indirect costs related to contract performance. We had no revenue, or cost of revenue in the three-month period ended September 30, 2013.

Selling, general and administrative (“S,G&A”) were $2,771,835 and $2,399,223 in three-month periods ended September 30, 2014 and 2013, respectively.  S, G &A was comprised of:

	Three Months Ended September 30,		Increase/	%
	2014	2013	(decrease)	Change
Compensation and benefits	$2,347,881	$2,009,910	$337,970	16.8%
Advertising	49,801	—	49,801	—
Debt issuance costs	—	126,429	-126,429	-100.0%
Facility costs	26,487	1,773	24,714	1393.7%
Investment banking fees	—	29,700	-29,700	-100.0%
Investor relations and marketing	372,644	115,292	257,352	223.2%
Office support and supply	100,770	11,110	89,660	807.0%
Professional and filing fees	(226,529)	87,105	-313,634	-360.1%
Travel and entertainment	21,800	15,119	6,681	44.2%
Depreciation and amortization	76,202	—	76,202	—
Other	2,779	2,785	-6	-0.2%
	$2,771,835	$2,399,223	$372,612	15.5%

Compensation and benefits increased by $337,970, or 16.8% to $2,347,881 in the three-month period ended September 30, 2014 from $2,009,910 in the three-month period ended September 30, 2013. Compensation and benefits comprised:

	2014	2013
Fair value expense of restricted stock grants	$519,372	$1,921,410
Fair value expense of stock option grants	1,068,575	-
Fair value expense of restricted stock unit grants	549,999	-
Officer compensation	66,000	88,500
Payroll	143,935	-
	$2,347,881	$2,009,910

Major changes in compensation and benefits include:

●	We have granted restricted stock to officers and advisors which vest ratably through June 2016 and $519,372 was expensed in the three-month period ended September 30, 2014 compared to $1,921,410 in the three-month period ended September 30, 2013.
●	Options with a fair market value of $5,500,000 were granted in 2014 and $1,068,575 was expensed in the three-month period ended September 30, 2014.
●	We granted performance based restricted stock units to an officer/director and expensed $549,999 in the three-month period ended September 30, 2014.
●	Officer compensation represents amounts paid to officers in the three-month periods ended September 30, 2014 and 2013, respectively.
●	Payroll represents salaries and wages at NACSV for three-month period ended September 30, 2014.

Debt issuance costs decreased by $(126,429), or (100.0)%.   In connection with the issuance of notes payable and convertible notes payable in prior years, we issued common stock to an affiliate of our CEO for a debt guaranty and a warrant to a consultant, and in the three-month period ended September 30, 2013, we recoded amortization expense of $126,429.

Investment banking fees decreased by $(29,700), or (100.0)%.   In the three-month period ended September 30, 2013 we paid placement fees of $29,700 in connection with private placements.

Investor relations and marketing expense increased by $275,352, or 223.2%, and include $367,500 in the three-month period ended September 30, 2014 and $100,000 in the three-month period ended September 30, 2013 paid to consultants for services in shares of our common stock and through the issuance of a warrant which are being amortized over the term the services are provided and in one case which were expensed on issuance as the services are non-cancellable.

Office supply and support expenses increased by $89,660 or 807.0%.  In the three-month period ended September 30, 2014, the expense included $26,462 of reimbursable expenses to an officer and advisor, $28,197 for directors and officers liability insurance, $7,249 for key man life insurance, and $30,610 attributable to NACSV, including $22,620 for insurance.  In the three-month period ended September 30, 2013, the expense included $6,777 for directors and officers liability insurance.

Professional and filing fees decreased by $(313,634), or (360.1)% to $(226,529) in the three-month period ended September 30, 2014 from $87,105 in the three-month period ended September 30, 2013. Such fees consisted of:

	2014	2013
Accounting and auditing fees	$86,834	$7,650
Consulting fee	21,110	20,649
Legal fees	(352,751)	51,468
Public company/SEC related fees and expenses	278	7,339
Directors fees	18,000	-
	$(226,529)	$87,105

Major changes in professional and filing fees include:

●	Accounting and auditing fees increased by $79,184 or 1,035.1%. In 2014 the amount included $65,334 for the preparation of audited financial statements for NACSV required for our SEC filings, $10,000 for tax return preparation, and $6,000 for the review of this quarter’s financial statements. In 2013 the amount included $7,500 for the review of that quarter’s financial statements
●	Consulting fees in 2014 included $17,500 NACSV paid to a sales and marketing consultant, and $3,610 we paid for due diligence. In 2013, the amount was for reconstructive accounting work in connection with our proposed acquisition of Airtronic.
●	Legal fees decreased by $(404,219). In 2014 we recovered $414,761 of legal fees in the Airtronic bankruptcy matter, reduced by $62,010 of legal fees incurred of which approximately $13,600 was incurred in connection with the NACSV acquisition, $19,000 in connection with the Airtronic bankruptcy, $25,000 in connection with litigation against Kett (See Part II, Item 1), and $3,500 for other legal services. In 2013 we incurred approximately $37,000 in connection with the Airtronic bankruptcy, $10,000 for SEC work and $4,500 for other legal services.
●	Directors fees include a monthly payment of $6,000 to one of our directors. We had no such expense in 2013.

Depreciation and amortization in 2014 consists of $73,933 of amortization of intangible assets which are being amortized over five years and $2,269 of depreciation. We had no such expense in 2013.

Gain on extinguishment of debt was $31,712 in the three-month period ended September 30, 2013 and was in connection with the conversion of convertible notes payable into shares of our common stock. We had no such item in 2014.

Interest income is the interest on the bridge loans we made to Airtronic. Interest expense was expense incurred on notes payable.

There is no income tax benefit for the losses for the three-month periods ended September 30, 2014 and 2013 since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Our results of operations for the three-month periods ended September 30, 2014 and 2013 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Nine-month periods ended September 30, 2014 and 2013

Revenue and cost of revenue in the nine-month period ended September 30, 2014 were $205,792 and $249,412, respectively. Revenue was from fixed-price and modified fixed-price construction contracts that are recognized using the percentage-of-completion method of revenue recognition as well as from service and refurbishment work which are recognized on the completion of the job. Cost of revenue include all direct material and labor costs and indirect costs related to contract performance. We had no revenue, or cost of revenue in the nine-month period ended September 30, 2013.

S,G&A were $9,462,511 and $4,446,917 in nine-month periods ended September 30, 2014 and 2013, respectively.  S, G &A was comprised of:

	Nine Months Ended September 30,		Increase/	%
	2014	2013	(decrease)	Change
Compensation and benefits	$7,067,946	$3,223,297	$3,844,649	119.3%
Acquisition costs	754,572	—	754,572	—
Advertising	51,301	—	51,301	—
Debt issuance costs	100,000	560,000	-460,000	-82.1%
Facility costs	29,370	8,358	21,012	251.4%
Investment banking fees	412,498	101,310	311,188	307.2%
Investor relations and marketing	558,807	269,349	289,458	107.5%
Office support and supply	172,641	19,617	153,024	780.0%
Professional and filing fees	189,494	239,428	-49,934	-20.9%
Travel and entertainment	34,473	21,336	13,137	61.6%
Depreciation and amortization	89,032	—	89,032	—
Other	2,377	4,222	-1,845	-43.7%
	$9,462,511	$4,446,917	$5,015,594	106.1%

Compensation and benefits increased by $3,844,649 or 119.3% to $7,067,946 in the nine-month period ended September 30, 2014 compared to $3,223,297 in the nine-month period ended September 30, 2013. Compensation and benefits comprised:

	2014	2013
Fair value expense of restricted stock grants	$2,587,951	$2,984,796
Fair value expense of stock option grants	3,521,905	-
Fair value expense of restricted stock unit grants	549,999	-
Officer compensation	198,000	238,500
Payroll	210,091	-
	$7,067,946	$3,223,296

Major changes in compensation and benefits include:

●	We have granted restricted stock to officers and advisors which vest ratably through June 2016 and $2,587,951 was expensed in nine-months ended September 30, 2014, compared to $2,984,796 in nine-months ended September 30, 2013.
●	Options with a fair market value of $5,500,000 were granted in 2014 and $3,521,905 was expensed in the nine-months ended September 30, 2014. We had no such expense in 2013.
●	We granted performance based restricted stock units to an officer/director and expensed $549,999 in the nine-months ended September 30, 2014. We had no such expense in 2013.
●	Officer compensation represents amounts paid to officers in the nine-months ended September 30, 2014 and 2013, respectively.
●	Payroll represents salaries and wages at NACSV for the period from acquisition through September 30, 2014.

Acquisition costs were related to the NACSV acquisition in the nine-month period ended September 30, 2014 and comprised non-cash compensation of (i) $664,000 of costs to advisors paid in shares of our common stock, and (ii) $65,572 in stock discount expense for payments to the sellers of NACSV in our common stock at a price which resulted in a $0.02 discount to fair value, and $25,000 paid in cash for due diligence services.

Debt issuance costs decreased by $(460,000), or (82.1)%.   In connection with the issuance of convertible notes payable in prior years, we issued a warrant to a consultant which vested over one year. In nine-month period ended September 30, 2014 we expensed $100,000 for amortization of the warrant. In the nine-month period ended September 30, 2013 we amortized $525,000 of expense related to the warrant and for a debt guaranty issued by an affiliate of our CEO, and $35,000 was paid in cash for loan fees.

Investment banking fees increased by $311,188, or 307.2%. In the nine-month period ended September 30, 2014 we incurred $412,498 of expense which represented the amortization of a cash fee and the fair value of a warrant granted to an investment banking company. In the nine-month period ended September 30, 2013 we paid placement fees of $101,310 in connection with private placements.

Investor relations and marketing expense increased by $289,458 or 107.5%, and include $546,669 in the nine-month period ended September 30, 2014 and $249,106 in the nine-month period ended September 30, 2013 paid to consultants for services in shares of our common stock and through the issuance of a warrant which are being amortized over the term the services are provided and in one case which were expensed on issuance as the services are non-cancellable.

Office supply and support expenses increased by $153,024 or 780.0%.  In the nine-month period ended September 30, 2014, the expense included $56,966 of reimbursable expenses to an officer and advisors, $55,413 for directors and officers liability insurance, $21,747 for key man life insurance, and $38,340 attributable to NACSV, including $23,485 for insurance.  In the nine-month period ended September 30, 2013, the expense included $6,777 for directors and officers liability insurance and $6,250 for web development expense.

Professional and filing fees decreased by $(49,934), or (20.9)%.  In the nine-month periods ended September 30, 2014 and 2013, such fees consisted of:

	2014	2013
Accounting and auditing fees	$129,729	$38,150
Consulting fee	41,557	37,821
Legal fees	-18,099	155,588
Public company/SEC related fees and expenses	18,307	7,869
Directors fees	18,000	-
	$189,494	$239,428

Major changes in professional and filing fees include:

●	Accounting and auditing fees increased by $91,579 or 240.0%. In 2014 the amount included $69,029 for the preparation of audited financial statements for NACSV required for our SEC filings, $10,000 for tax return preparation, and $50,300 for audit and review fees. In 2013 the amount included $32,500 for audit and review fees and $4,500 for temporary help.
●	Consulting fees in 2014 included $17,500 NACSV paid to a sales and marketing consultant, and $24,057 we paid for due diligence. In 2013, the amount included $25,321 for reconstructive accounting work in connection with our proposed acquisition of Airtronic and $12,500 for other consulting services.
●	Legal fees decreased by $(173,687) or 111.6%. In 2014 we recovered $414,761 of legal fees in the Airtronic bankruptcy matter, reduced by $396,662 of legal fees incurred of which approximately $56,000 was incurred in connection with the NACSV acquisition, $150,000 in connection with the Airtronic bankruptcy, $132,000 in connection with litigation against Kett (See Part II, Item 1), and $40,500 for other legal services. In 2013 we incurred approximately $135,000 in connection with the Airtronic bankruptcy, $10,000 for SEC work and $10,500 for other legal services.
●	Directors fees include a monthly payment of $6,000 to one of our directors. We had no such expense in 2013.

Depreciation and amortization in the nine-month period ended September 30, 2014 consists of $86,255 of amortization of intangible assets which are being amortized over five years and $2,777 of depreciation. We had no such expense in in the nine-month period ended September 30, 2013.

Gain on extinguishment of debt in in the nine-month period ended September 30, 2014 consists of $350,000 for forgiveness on the payoff of the convertible note payable to Laurus, and the recapture of $37,642 of interest not paid. We had no such income in in the nine-month period ended September 30, 2013.

Interest income is the interest on the bridge loans we made to Airtronic. Interest expense was expense incurred on notes payable and convertible notes payable.

There is no income tax benefit for the losses for the nine-month periods ended September 30, 2014 and 2013 since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Loss from discontinued operations were $2,832 and $271,221 in in the nine-month periods ended September 30, 2014 and 2013, respectively, and represented the direct costs and loss on sale of assets we incurred as we continued to wind down our telecommunications business.

Our results of operations for the nine-month periods ended September 30, 2014 and 2013 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents totaling $344,080 and working capital of $459,987. For the nine-month period ended September 30, 2014, we incurred a net loss of $9,091,131, and at September 30, 2014, we had an accumulated deficit of $25,949,506 and total stockholders’ equity of $753,543. We expect to incur losses for the remainder of fiscal 2014. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We do not have any material commitments for capital expenditures during the next twelve months.  Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

Cash Flows

Cash used in operating activities

Net cash used in operating activities totaled $492,757 for the nine-month period ended September 30, 2014 compared to $708,417 for the nine-month period ended September 30, 2013.

In the nine-month period ended September 30, 2014, cash was used to fund a net loss of $9,091,131, increased by a gain on extinguishment of debt of $387,642, and reduced by depreciation and amortization of $89,032, non-cash stock-based compensation of $6,659,855, expense of common stock and warrants issued for services of $971,668, non cash interest expense of $8,333, expense of common stock issued for acquisition services of $664,000, other non cash acquisition expenses of $65,572, and changes in operating assets and liabilities of $527,556.

In the nine-month period ended September 30, 2013, cash was used to fund a net loss of $5,363,680 and changes in in operating assets and liabilities totaling $154,498, reduced by non-cash stock-based compensation of $2,984,797, expense of common stock and warrants issued for services of $542,732, amortization of debt discount of $676,487, expense of non-cash debt guaranty settled with shares common stock of $360,000, and cash provided by discontinued operations of $245,745.

Cash used in investing activities

Net cash provided by investing activities totaled $599,119 for the nine-month period ended September 30, 2014. During the period we, received cash of $1,465,874 from Airtronic for the repayment of the bridge loans, reduced by net cash of $864,575 for the acquisition of NACSV and $2,180 for deposits.

Net cash used in investing activities totaled $1,193,939 in the nine-month period ended September 30, 2013, and consisted of $1,193,741 for advances to Airtronic under the bridge loans and $198 for a deposit.

Cash from financing activities

Net cash used in financing activities was $271,506 in the nine-month period ended September 30, 2014. We received $125,000 from the exercise of warrants and $96,241 from notes payable offset by $342,247 paid against notes payable and $150,000 paid against convertible notes payable.

Net cash provided by financing activities totaled $2,523,500 in the nine-month period ended September 30, 2013. We received $1,916,100 of net proceeds from private placement sales of our common stock, $300,000 from the exercise of warrants and $374,900 from notes payable offset by $67,500 paid against notes payable.

Financial condition

As of September 30, 2014, we had cash and cash equivalents totaling $344,080, working capital of $459,987 and stockholders’ equity of $753,543. We do not have a line of credit facility and have relied on short-term borrowings and the sale of common stock to provide cash to finance our operations. We believe that we will need to raise additional capital in 2014 to sustain our operations and fund future acquisitions. We plan to seek additional equity and debt financing to provide funding for operations and future acquisitions.

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

Impact of New Accounting Standards Issued But Not Yet Adopted

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our accompanying unaudited condensed consolidated financial statements

Tabular Disclosure of Contractual Obligations

As a “Smaller Reporting Company,” we are not required to provide this information and have elected not to provide it.

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

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2013 which have not been rectified as of September 30, 2014:

•	Resources: Our corporate Chief Financial Officer performs all corporate accounting functions. As a result, there is a lack of proper segregation of duties.
•	Audit Committee: We do not have, and are not required to have, an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in litigation relating to our business as either Plaintiff or Defendant.

The Company is party to one action:

●	On January 9, 2014, the Company filed a lawsuit against Merriellyn Kett Murphy (“Kett”) asserting three causes of action against her: Tortious Interference with Contract and/or with Prospective Economic Advantage; Fraudulent Inducement; and Negligent Misrepresentation. On May 30, 2014, the Company amended its Complaint to allege four causes of action against Kett: Tortious Interference with Contract and/or with Prospective Economic Advantage; Fraudulent Inducement; Fraudulent Concealment; and Civil Conspiracy. Kett was the CEO, President and sole director and stockholder of Airtronic. The Company had entered into a merger agreement with Airtronic and Kett had made numerous representations to the Company that she would close the merger if the Company met her personal demands, which the Company did. Nonetheless, Kett refused to close the merger. The case, captioned Global Digital Solutions, Inc. v. Merriellyn Kett Murphy, was filed in Palm Beach County Circuit Court and Kett later removed it to Federal Court in the Southern District of Florida. The case number is 14-cv-80190-DTKH and is in the discovery stage. The Company is seeking a judgment against Kett, damages, costs and such other relief as may be awarded by the court. On October 27, 2014, Kett filed a counterclaim against the Company alleging fraud and civil conspiracy seeking damages based on her allegation that the merger prevented her from getting a better personal employment contract on the open market. The Company denies Kett’s allegations. The Court placed this case on the trial docket for April/May 2015, which begins on April 6, 2015.

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

During the three months ended September 30, 2014, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	On August 19, 2014 we issued 1,000,000 shares of our common stock to a consultant for investor relations service pursuant to a consulting agreement dated June 16, 2014.
2.	On August 19, 2014 we issued 500,000 shares of our common stock to a consultant for investor relations service pursuant to a consulting agreement dated July 1, 2014.
3.	On September 5, 2014, we issued an aggregate of 1,300,000 shares of our common stock to three individuals in connection with the acquisition of NACSV.

The shares of common stock described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the transaction did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

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

Global Digital Solutions, Inc. (Registrant)

Date: November 7, 2014	By:	/s/ DAVID A. LOPPERT
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Addendum dated April 16, 2014 to Investment Banking Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to Draft Registration Statement filed 8/5/14 with the Commission as Exhibit 10.17)
10.2	Global Digital Solutions, Inc. 2014 Equity Incentive Plan approved by Shareholders May 19, 2014 (incorporated by reference to Draft Registration Statement filed 8/5/14 with the Commission as Exhibit 10.19)
10.3	Online Virtual Office Agreement dated August 19, 2013 (incorporated by reference to Draft Registration Statement filed 8/5/14 with the Commission as Exhibit 10.20)
10.4	Restricted Stock Unit Agreement dated as of August 25, 2014 between Global Digital Solutions, Inc. and Stephen L. Norris (incorporated by reference to Form 8-K/A filed 8/25/14 with the Commission as Exhibit 10.1)
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS+	XBRL Instance Document
EX-101.SCH+	XBRL Taxonomy Extension Schema Document
EX-101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

