Form 10-Q/A
period 2014-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2015-01-16
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 8, 2014 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	101,024,117

GLOBAL DIGITAL SOLUTIONS, INC.

TABLE OF CONTENTS

Item 6.	Exhibits.	4

	Signatures	5

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (the "Amendment") amends the cover page of the Quarterly Report for Global Digital Solutions, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission (“Commission”) on May 9, 2014 (the "Original Report").

The Company is filing this Amendment to correct its response to the following notes on the cover page which should have been check marked “Yes” but which were check marked “No” in the Original Report, as follows:

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

3

Item 6.	Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

4

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Digital Solutions, Inc. (Registrant)

Date: January 16, 2015	By:	/s/ DAVID A. LOPPERT
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

5

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.
**	Furnished herewith.

6