Form 10-Q/A
period 2014-09-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2015-01-16
CIK 1011662

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 6, 2014 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	106,104,352

GLOBAL DIGITAL SOLUTIONS, INC.

TABLE OF CONTENTS

Item 6.	Exhibits.	4

	Signatures	5

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (the "Amendment") amends the cover page of the Quarterly Report for Global Digital Solutions, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission (“Commission”) on November 7, 2014 (the "Original Report").

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