Form 10-K
period 2014-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2015-03-30
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(561) 515-6163
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of the last business day of our most recently completed second fiscal quarter, i.e. June 30, 2014, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $17.03 million, computed by reference to the price at which the stock was last sold on that date of $0.31 per share as reported on the OTCQB Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 26, 2015
Common Stock, $0.001 par value per share	109,170,531 shares

DOCUMENTS INCORPORATED BY REFERENCE: NONE

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report” or “Form 10-K”) contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Annual Report.

PART I

Item 1.	Business.

Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Annual Report, we are referring to Global Digital Solutions, Inc. and, where applicable, our wholly-owned subsidiaries.

Overview

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995.  In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc., Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. Our mission was to target the United States government contract marketplace for audio and video services. Due to capital constraints, our operations team focused mainly in Northern California. On May 1, 2012, we made the decision to wind down our operations in the telecommunications area while concurrently refocusing our efforts in the area of cyber arms technology and complementary security and technology solutions.  We completed the wind down our telecommunications operations in June 2014. As discussed below, from August 2012 through November 2013 we were actively involved in managing Airtronic USA, Inc., and in June 2014 we acquired North American Custom Specialty Vehicles, LLC (“NACSV”).

Implications of Being an Emerging Growth Company

We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act.  As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	Reduced disclosure about our executive compensation arrangements;
●	No non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;
●	Exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting; and
●	Reduced disclosure of financial information in this Annual Report, including two years of audited financial information.

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

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have irrevocably chosen to "opt out" of the exemption for the delayed adoption of certain accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our Strategy

We believe that technological convergence is the future in the cyber/smart arms arena and we’re eager to leverage our management’s history by helping companies that combine with us navigate the transition from “Analog to Digital”.  Our management has a history of building fast-growing companies through acquisitions and internal growth. The GDSI management team previously executed a private-to-public company roll-up at Applied Digital Solutions, Inc. totaling some 42 acquisitions and growing annual revenue from $1 million to over $350 million over eight years.

Analog to Digital

Since the switch to high definition digital television, most people are aware of an evolution in radio, TV and data transmission from the older analog method to the newer digital method.  Examples of this are the demise of the telephone modem handset cradle and the “bleep-blap” sounds people were familiar with when connecting from their home computers during the early days of the Internet. Even earlier, the cell phone industry went through a transition from analog transmission to digital transmission.  Earmarks of a transition from analog to digital are typically smaller devices, faster data rates and more detail in content.

GDSI uses Analog to Digital to refer to these changes in data transmission protocols and the devices that support them and also as a “meme” to represent other advancements in digital technology and the application of that technology.  In the military, an example would be “The Army of One” – a single soldier outfitted with advanced GPS, wireless and security hardware and software that enables him to know his position at all times, communicate with base operations, his fellow soldiers and other, public sources of information.  People are not the only military assets being deployed with advanced communications and location-awareness capabilities.

GDSI also uses the Analog to Digital meme to represent the application of any transformative technology.  We are seeking potential acquisition targets that have software, firmware and hardware IP that we believe can be applied to other GDSI divisions (as we acquire more companies) to improve operating efficiencies, upgrade products and services and create new products and services. NACSV’s mobile emergency operations centers (MEOC) can be tailored to the needs of Police, Fire, EMS, Military, Homeland Security, National Guard, FBI, Air National Guard Coast Guard, Chemical/ Petrochemical, Humanitarian Aid, Non-Governmental Organizations, Drug Enforcement”, Immigration & Customs, Bureau of Alcohol, Tobacco, Firearms and Explosives, Water Management, Wildlife Management, D.O.T. Engineering & Maintenance, Air & Water Quality Management (EPA), Meteorological Seismic/Oil & Gas Exploration, IS/Mapping Power Generation (Nuclear & Conventional), Power Transmission and Strategic Infrastructure Security.  The company has already built customized vehicles for customers involved in one or more of the above categories and we see many opportunities to improve NACSV and its products and services through the integration of additional software, hardware and firmware technologies.

So, for GDSI, Analog to Digital means the literal transition in communications protocols from analog to digital and also the application of transformative technology generally.

Our growth plan is a unique combination of experience, technological innovation and broad reach. To implement it we hope to:

●	Identify, target, and acquire profitable businesses with proven and established track records of serving Government, Law Enforcement Agencies, and related Corporate Customers.
●	Aggregate and integrate Product, Service and Technology providers serving this defined customer base.
●	Integrate the significant customer relationships developed from each business to cross sell products and services and expand the GDSI presence within the Industry.
●	Become a Facilitator in the “Analog to Digital” shift in the Defense and Intelligence Marketplace over the balance of this decade.

Our business plan is to acquire between two and three companies by the end of December 2015.  We have and continue to identify companies that provide services and equipment to law enforcement and federal agencies, engineering services and OEM design that will enable us to simulate and analyze prospective inventions and designs prior to making a commitment to license or acquire technology, interoperable communications businesses which combine radio, phones, computers, VoIP and video assets within one interface for local, state and federal agencies, and a satellite network communications company.  We estimate at this time that to complete the potential acquisitions we will need to raise or borrow, through a combination of equity and or debt offerings, approximately $70 - $150 million.  There can be no assurance however, that management will be successful in identifying and closing these acquisitions, or that the Company will be successful in raising the capital it needs to complete the acquisitions.

Cool Sound Industries

In August 2013 we announced that we had entered into a letter of intent to acquire Cool Sound Industries, Inc. with the intent of developing its technology for use in both commercial and defense-related projects. During the period from August 2013 through February 2014 we commissioned and undertook exhaustive studies both internally and by external consultants to evaluate the feasibility of the technology and its use and application, and we concluded that the technology would not accomplish what we had envisioned. In February 2014 we terminated the letter of intent.

Gatekeeper

GDSI was exploring various aspects of so-called “Smart Gun” technology i.e. weapons, the use of which are limited only to the owners of the weapon, protecting the owner from his/her weapon being used against them or by an unauthorized person.  Areas of exploration include the market for such weapons, various technologies that can be employed, feasibility, manufacturability and other practical aspects of producing such a weapon.  GDSI is calling this potential future product “Gatekeeper”. Technologies being evaluated included GPS, Wi-Fi, various near-field communication protocols, and RFID. In Q4, 2014, we made the decision to, for the time being, cease pursuing the development of Gatekeeper. We may, in the future continue to explore its possibilities.

Formation of subsidiaries

In December 2012 we incorporated GDSI Florida LLC, and in January 2013 we incorporated Global Digital Solutions, LLC, both Florida limited liability companies. In November 2013, we incorporated GDSI Acquisition Corporation, a Delaware corporation. We pay administrative expense for our Florida office through GDSI Florida LLC; it has no other business operations.  On June 16, 2014, we and GDSI Acquisition Corporation acquired NACSV.  In July 2014, we announced the formation of GDSI International (fka Global Digital Solutions, LLC) to spearhead our efforts overseas. In September 2014, we merged North American Custom Specialty Vehicles, LLC into GDSI Acquisition Corporation, and changed the latter’s name to North American Custom Specialty Vehicles, Inc.

Acquisition of North American Custom Specialty Vehicles

On June 16, 2014, we and our wholly owned subsidiary, GDSI Acquisition Corporation, a Delaware corporation (“Buyer”), entered into an Equity Purchase Agreement (“EPA”) with Brian A. Dekle and John Ramsey (collectively, “Sellers”) and North American Custom Specialty Vehicles, LLC, an Alabama limited liability company (“NACSV”), pursuant to which Buyer purchased all of Sellers’ membership interests in NACSV for total consideration of up to $3.6 million (the “Acquisition”) with (a) $1.2 million payable at closing as follows: (i) a cash payment of $1.0 million and (ii) 645,161 shares of GDSI’s restricted common stock valued at $0.31 per share, or $200,000 in the aggregate, (b) up to $2.4 million of additional post-closing contingent consideration as certain milestones are met as set forth in the EPA through December 31, 2017, and (c) a post closing date purchase price adjustment of the excess, if any, of the total value of closing date audited assets of NACSV over $1.2 million. NACSV specializes in building mobile command/communications and specialty vehicles for emergency management, first responders, national security and law enforcement operations.  In September 2014, we merged North American Custom Specialty Vehicles, LLC into GDSI Acquisition Corporation, and changed the latters name to North American Custom Specialty Vehicles, Inc.

Subsequent to December 31, 2014, we became embroiled in litigation with the Sellers – See Item 3 – Legal Proceedings, below.

The foregoing description of the acquisition of NACSV does not purport to be complete and is qualified in its entirety by reference to the complete text of the EPA which is filed as Exhibit 2.5 hereto and which is incorporated herein by reference.

Airtronic USA, Inc.

On October 22, 2012, we entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) to acquire 70% of Airtronic USA, Inc. (“Airtronic”), a debtor in possession under chapter 11 of the Bankruptcy Code in a case pending in the US Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”) once Airtronic successfully reorganized and emerged from bankruptcy (the “Merger”). During the period from October 2012 through November 2013, GDSI was actively involved in the day to day management of Airtronic pending the completion of the Merger.

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

As the principal funding source for Airtronic during 2013, and as the expectant owner of Airtronic upon the conclusion of the bankruptcy proceedings, the Company took an active roll in managing its investment in Airtronic.

The Company was actively involved in all aspects of Airtronic’s finances. The Company’s CFO took over the day-to-day management of cash, which included the approval of all purchase orders and all expenditures. In addition, GDSI recreated the inventory and fixed asset records from the beginning of 2010, a significant task which involved over 500 man hours. In addition, the Company created GAAP based fixed asset ledgers, reconciled on a monthly basis, starting from January 2010, all the balance sheet accounts. Additionally, the Company rationalized the bidding process, updated Airtronic’s standard costing procedures and costs, and its inventory management system.

GDSI’s CEO was responsible for sales and marketing for Airtronic. Airtronic’s CEO had been responsible in the past for this and worked closely with the Company’s CEO to land new OEM orders which resulted in Airtronic finally being awarded a large OEM order in mid 2013. Airtronic’s team included its CEO, a bookkeeper who also acted as office manager, a part-time engineer who oversaw assembly, one assembly line worker, one warehouse worker who assisted in assembly, a quality control engineer, an IT assistant and a bidding engineer.

On March 31, 2014, Airtronic filed a First Amended Modified Plan of Reorganization (“First Modified Plan”) which was confirmed on April 28, 2014.  On May 14, 2014 Airtronic repaid the Original Note, the Second Note and the Third Note together with all accrued interest thereon.

On August 12, 2014 we recovered approximately $414,000 for legal fees and expenses. We had filed a claim for $567,806.27.  GDSI’s involvement with Airtronic and its bankruptcy proceedings are now concluded.

Convertible Notes Payable

DeLos Reyes Note

In December 2012, we entered into a Promissory Note Purchase Agreement (“GDL PNPA”), under which Gabriel a De Los Reyes (the “Lender”) agree to lend us $750,000 evidenced by a secured promissory note (the “GDL Note”) and a Security Agreement (“GDL SA”). The GDL Note bears interest at 8¼%, is secured by all of our assets and had a maturity date of May 1, 2013.  In connection with the loan, we issued the Lender a warrant to acquire 3,000,000 shares of our common stock at an exercise price of $0.15, exercisable for a period of three years (the “GDL Warrant”).

On May 6, 2013, the Company and the Lender entered into an amendment (the “GDL Amendment”) which:

(1)	Extended the GDL Note’s maturity date to July 1, 2013;
(2)	Provided that on or before the maturity date, we may elect to convert the GDL Note into 3,000,000 shares of our common stock at a conversion price of $0.25; and
(3)	Reduced the exercise price of the GDL Warrant from $0.15 to $0.10.

On July 1, 2013, the Lender converted the GDL Note into 3,000,000 shares of our restricted common stock. On December 18, 2013, the Lender partially exercised the GDL Warrant and we issued 1,250,000 shares of our restricted common stock in consideration for $125,000.

The foregoing description of the GDL PNPA, the GDL Note, the GDL SA, the GDL Warrant, and the GDL Amendment is not intended to be complete and is qualified in its entirety by the complete text of the documents listed hereon as Exhibit 10.8, Exhibit 10.9, Exhibit 10.10, Exhibit 10.11 and Exhibit 10.12 respectively.

Charter Note

On December 8, 2014, the Company entered into a Securities Purchase Agreement (“Charter SPA”) with Charter 804CS Solutions, Inc. (“Charter”), an affiliate of Richard J. Sullivan, our Chairman and CEO, providing for the purchase of a Convertible Promissory Note in the principal amount of $37,500 (“Charter Note”). The Charter Note: contains a $1,500 original issue discount to cover legal fees such that the cash proceeds received on the closing of Charter Note is $36,000; bears interest at the rate of 8% per annum; is due and payable on December 8, 2015; and by amendment (the “Charter Amendment”) may be converted by Charter at any time after 180 days of the date of closing into shares of Company common stock at a fixed conversion price of $0.09 per share of Common Stock. The Charter Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the note in the event of such defaults.

The foregoing description of the Charter SPA, the Charter Note and the Charter Amendment is not intended to be complete and is qualified in its entirety by the complete text of the documents listed hereon as Exhibit 10.22, Exhibit 10.23 and Exhibit 10.24, respectively.

Loppert Note

On December 8, 2014, the Company entered into a Securities Purchase Agreement (“Loppert SPA”) with David A. Loppert (“Loppert”), our Chief Financial Officer, providing for the purchase of a Convertible Promissory Note in the principal amount of $31,500 (“Loppert Note”). The Loppert Note: contains a $1,500 original issue discount to cover legal fees such that the cash proceeds received on the closing of the Loppert Note is $30,000; bears interest at the rate of 8% per annum; is due and payable on December 8, 2015; and may be converted by Loppert at any time after 180 days of the date of closing into shares of Company common stock at a conversion price of $0.09 per share of Common Stock. The Loppert also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the note in the event of such defaults.

The foregoing description of the Loppert SPA, the Loppert Note and the Loppert Amendment is not intended to be complete and is qualified in its entirety by the complete text of the documents listed hereon as Exhibit 10.25, Exhibit 10.26 and Exhibit 10.27 respectively.

Convertible Notes Payable entered into Subsequent to December 31, 2014

Subsequent to December 31, 2014 we entered into the Convertible Notes Payable described below and received net proceeds in the aggregate amount of $471,630. We determined that the conversion option within these notes is an embedded derivative that has to be recognized separately from the host (note) instrument. Accordingly, at inception of the notes we recognized the fair value of the embedded derivative liability and then re-measure its fair value using the Black-Scholes-Merton pricing model at the end of each period and record the change in the fair value of the derivative liability as either other income or other expense, as appropriate:

LG Capital Funding, LLC

On January 16, 2015, we entered into a Securities Purchase Agreement (LG SPA”) with LG Capital Funding, LLC (“LG Capital”) providing for the purchase of a Convertible Redeemable Note (“LG Note”) in the aggregate principal amount of $78,750. The LG Note was funded on January 20, 2015, and we received $67,500 of net proceeds (net of $3,750 legal fees and $7,500 finders fees). The LG Note bears interest at the rate of 8% per annum; is due and payable on January 16, 2016; is subject to prepayment penalties up to a 145% multiple of the principal, interest and other amounts owing, as defined.  After the expiration of 180 days following the date of the LG Note, the Company has no right of prepayment; and the note may be converted by LG Capital at any time after 180 days of the date of closing into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date.

The foregoing description of the LG SPA and the LG Note is not intended to be complete and is qualified in its entirety by the complete text of the documents listed hereon as Exhibit 10.28 and Exhibit 10.29, respectively.

The estimated fair value of the embedded derivative liability at inception was $128,438, of which $78,750 was discounted against the note and will be accreted over the term of the note and $49,688 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

JSJ Investments, Inc.

On January 26, 2015 (the “Issuance Date”) we entered into a financing agreement with JSJ Investments Inc. (“JSJ”) providing for the purchase of a 10% Convertible Note in the aggregate principal amount of $66,000 (the “JSJ” Note). The JSJ Note contains a $6,000 original issue discount such that the purchase price of the JSJ Note was $60,000. The JSJ Note was funded on January 27, 2015, and we received $52,000 of net proceeds (net of $2,000 legal fees and $6,000 due diligence fees). The JSJ Note bears interest at the rate of 10% per annum; is due and payable on January 26, 2016; may be prepaid until the one hundred and fiftieth (150th) day after the Issuance Date at a cash redemption of 150%; and the note may be converted by JSJ at any time into shares of our common stock at a conversion price equal to the lower of (i) a 40% discount of the lowest trading price during the previous twenty (20) trading days prior to the date of conversion; or (ii) a 40% discount to the lowest trading price during the previous twenty (20) trading days before the date that the JSJ Note was executed.

The foregoing description of the JSJ Note is not intended to be complete and is qualified in its entirety by the complete text of the document listed hereon as Exhibit 10.30.

The estimated fair value of the embedded derivative liability at inception was $132,002, of which $66,000 was discounted against the note and will be accreted over the term of the note and $66,002 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

Adar Bays, LLC

On January 26, 2015, we entered into a Securities Purchase Agreement (“AB SPA”) with Adar Bays, LLC (“Adar Bays”) providing for the purchase of a Convertible Redeemable Note (the “AB Note”) in the aggregate principal amount of $35,000. The AB Note was funded on January 27, 2015, and we received $29,750 of net proceeds (net of $1,750 of legal fees and $3,500 finders fees). The AB Note bears interest at the rate of 8% per annum; is due and payable on January 26, 2016; is subject to prepayment penalties up to a 145% multiple of the principal, interest and other amounts owing, as defined.  After the expiration of 180 days following the date of the AB Note, the Company has no right of prepayment; and the note may be converted by Adar Bays at any time after 180 days of the date of closing into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date.

The foregoing description of the AB SPA and the AB Note is not intended to be complete and is qualified in its entirety by the complete text of the documents listed hereon as Exhibit 10.31 and Exhibit 10.32, respectively.

The estimated fair value of the embedded derivative liability at inception was $65,333, of which $35,000 was discounted against the note and will be accreted over the term of the note and $30,333 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

JMJ Financial

On January 28, 2014, we received an initial funding of $82,500 (including an original issue discount of $7,500) pursuant to a $250,000 Convertible Note (the “JMJ Note”) dated January 28, 2015 with JMJ Financial. We received $67,500 of proceeds, net of $7,500 original issue discount and $7,500 finders fee. The JMJ Note matures twenty four months from the date funded, has a one-time 12% interest charge if not paid within 90 days, may be prepaid at any time on or before 90 days after the effective date, and is convertible at any time the option of JMJ Financial into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trade price in the 25 trading days prior to conversion.

The foregoing description of the JMJ Note is not intended to be complete and is qualified in its entirety by the complete text of the document listed hereon as Exhibit 10.33.

The estimated fair value of the embedded derivative liability at inception was $157,208, of which $82,500 was discounted against the note and will be accreted over the term of the note and $74,708 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

Vista Capital Investments, LLC

On February 4, 2015 (the “Issuance Date”), we entered into a Convertible Note (the “Vista Note”) with Vista Capital Investments, LLC (“Vista”) in the original principal amount of $250,000 (including a 10% original issue discount (“OID”)). The Company and Vista agreed to an initial funding under the Vista Note of $55,000, including an OID of $5,000 (“Initial Funding”). Future advances under the Vista Note are at the sole discretion of Vista. We are only required to repay the amount funded, including the prorated portion of the OID. On February 9, 2015, we received $45,000 of net proceeds under the Initial Funding, net of $5,000 OID and a $5,000 finders fee. The Vista Note matures twenty four months from the date funded, has a one-time 12% interest charge if not paid within 90 days; may be prepaid at any time within the 90 day period immediately following the Issuance Date at a multiple of 145% of the original principal amount; and may be convertible at the option of Vista at any time after the Issuance Date into shares of our common stock at the lesser of $0.10 per share or 60% of the lowest trade occurring during the twenty five (25) consecutive trading days immediately preceding the applicable conversion date on which the holder elects to convert all or part of the Vista Note, subject to adjustment as provided for in the Vista Note.

The foregoing description of the Vista Note is not intended to be complete and is qualified in its entirety by the complete text of the document listed hereon as Exhibit 10.34.

The estimated fair value of the embedded derivative liability at inception was $91,712, of which $55,000 was discounted against the note and will be accreted over the term of the note and $36,712 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

KBM Worldwide, Inc.

On February 17, 2015, we entered into a Securities Purchase Agreement (“KBM SPA”) with KBM Worldwide, Inc. (“KBM”) providing for the purchase of a Convertible Promissory Note bearing interest at 8% per annum in the principal amount of $115,000 due February 17, 2016 (the “KBM Note”). The KBM Note includes an $11,000 Original Issue Discount (“OID”). The KBM Note was funded on February 20, 2015, with the Company receiving net proceeds of $90,000, (net of the $11,000 OID, KBM’s legal expenses of $4,000, and a finders fee of $10,000. The terms of the KBM SPA also provide, for a period of six months following the effective date, a right of first refusal to KBM for certain future financings entered into by the Company for amounts less than $75,000.

The KBM Note can be prepaid, at redemption premiums ranging from 10% to 35%, until 180 days following the issuance date of the KBM Note, after which we have no right of repayment. The KBM Note is convertible at a price per share equal to 61% of the average of the lowest three trading prices of the Company’s common stock during the 10 trading days prior to conversion. If, at any time when the KBM Note is outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of its common stock in connection with a subsequent placement for no consideration or for a consideration per share based on a variable price formula that is less than the conversion price in effect on the date of such issuance of shares of common stock, then the KBM conversion price will be reduced to the amount of the consideration per share received for such issuance.

The foregoing description of the KBM SPA and the KBM Note is not intended to be complete and is qualified in its entirety by the complete text of the documents listed hereon as Exhibit 10.35 and Exhibit 10.36, respectively.

The estimated fair value of the embedded derivative liability at inception was $250,590, of which $115,000 was discounted against the note and will be accreted over the term of the note and $125,590 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

EMA Financial, LLC

On February 19, 2015, we entered into a Securities Purchase Agreement (the “EMA SPA”) with EMA Financial, LLC (“EMA”) providing for the purchase of a Convertible Note bearing interest at 10% per annum in the principal amount of $68,000 due February 19, 2016 (the “EMA Note”). The EMA Note includes an $6,800 Original Issue Discount (“OID”). The EMA Note was funded on February 23, 2015, with the Company receiving net proceeds of $52,080, (net of the $6,800 OID, EMA’s due diligence and documentation preparation expenses of $3,000, and a finders fee of $6,120).

The EMA Note can be prepaid, at a redemption premium of 50%, until 180 days following the issuance date of the EMA Note, after which the Company has no right of repayment. The EMA Note is convertible at a price per share equal to the lower of either (i) the closing sale price of the Company’s common stock on the day prior to the closing date, and (ii) 60% of the lowest trade price of the Company’s common stock Common Stock on the Principal Market during the twenty five (25) consecutive trading days prior to conversion.

The foregoing description of the EMA SPA and the EMA Note is not intended to be complete and is qualified in its entirety by the complete text of the documents listed hereon as Exhibit 10.37 and Exhibit 10.38, respectively.

The estimated fair value of the embedded derivative liability at inception was $167,167, of which $68,000 was discounted against the note and will be accreted over the term of the note and $99,167 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

Tangiers Investment Group, LLC

On March 8, 2015, we entered into a Note Purchase Agreement (the “Tangiers NPA”) with Tangiers Investment Group, LLC ("Tangiers"), for the sale of a 10% convertible promissory note in the principal amount of up to $220,000, plus a 10% original issue discount (the "Tangiers Note"). On March 10, 2015, the Company closed on an initial funding of $82,500 and received net proceeds of $67,500, after deducting $7,500 retained by Tangiers for the original issue discount for due diligence and legal bills related to the transaction, and $7,500 that the Company paid to a third party for a finders fee. Tangiers has the option to finance additional amounts, up to the balance of the $220,000, during the term of the Tangiers Note.

The principal due under the Tangiers Note bears interest at the rate of 10% per annum. Upon an event of default, interest will accrue at the lower of 20% or the highest rate permitted by law. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. All interest and principal must be repaid on or before March 8, 2016. The Tangiers Note may be prepaid in whole or in part by the Company within 180 days, at redemption premiums ranging from 15% to 35% of the funded amount of the Tangiers Note plus accrued interest. After 180 days, the Tangiers Note may not be prepaid without the consent of Tangiers. The principal and interest underlying the Tangiers Note is convertible at any time into common stock, at Tangiers's option, at a conversion price equal to the lower of $0.04 or 60% of the lowest trading price of the Company's common stock during the twenty consecutive trading days prior to the date on which Tangiers (or the then-holder of the Tangiers Note) elects to convert all or part of the Tangiers Note.

The foregoing description of the Tangiers NPA and the Tangiers Note is not intended to be complete and is qualified in its entirety by the complete text of the documents listed hereon as Exhibit 10.39 and Exhibit 10.40, respectively.

The estimated fair value of the embedded derivative liability at inception was $139,078, of which $82,500 was discounted against the note and will be accreted over the term of the note and 58,578 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

Increase in Authorized Share Capital

On July 7, 2014, we filed a Certificate of Amendment to Certificate of Incorporation, a copy of which is attached hereto as Exhibit 3.5, to increase the number of our authorized shares of capital stock from 185,000,000 shares to 485,000,000 shares, divided into two classes: 450,000,000 shares of common stock, par value $0.001 per share (the “Common stock”), and 35,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

On March 18, 2015, our Board of Directors approved a resolution recommending that our shareholders approve increasing the number of our authorized shares of common stock from 450,000,000 to 650,000,000. The Company is in the process of obtaining shareholder approval for the increase and will then prepare and file an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934. Once that has been filed and the requisite passage of time has passed, the Company will file an Amendment to its Certificate of Incorporation, at which time the increase in the number of authorized shares of common stock will become effective.

Financial Advisor, Investment Banking and Placement Agent Agreements

On October 16, 2013 we entered into a six-month exclusive placement agent agreement with Midtown Partners & Co LLC (“Midtown”), in connection with the private placement of the Company’s securities.  On April 16, 2014, we agreed to extend the term through October 16, 2014.  We agreed to pay Midtown the following fees for services to be rendered:

(a)      A non-refundable retainer fee of twenty-five thousand dollars ($25,000.00) and a three year warrant to purchase one million (1,000,000) shares of the Company's restricted common stock at $1.00.

(b)      a placement fee equal to eight percent (8%) of the gross purchase price paid for securities issued in transactions arranged through Midtown, payable in full, in cash, at a closing for the sale of any of such securities.

(c)      at each closing, the Company shall issue to Midtown, or its permitted assigns, warrants (the “PA Warrants”) to purchase that number of shares of common stock of the Company equal to eight percent (8%) of the sum of (i) the number of shares of common stock of the Company issued at each such closing or in the event of a convertible or equity linked security, the number of shares of common stock issuable by the Company upon exercise or conversion of any and all convertible or equity linked securities issued at each such closing (including, but not limited to, all convertible promissory notes, convertible preferred stock and all series of warrants). The PA Warrants shall be transferable by Midtown to its representatives and agents at closing.

The foregoing description of the placement agent agreement with Midtown does not purport to be complete and is qualified in its entirety by reference to the complete text of the placement agent agreement and the addendum, copies of which are filed as Exhibits 10.18 and 10.17, respectively, hereto and which are incorporated herein by reference.

On December 19, 2014, we entered into an agreement with Carter, Terry & Company (“CTC”) to act, on a non-exclusive basis, as Financial Advisor, Investment Bank and Placement Agent for the Company on a “best efforts” basis for a period of 12 months with an option by CTC to extend for an additional 6 months. The agreement may be terminated by either party by written notice to the other. We have agreed to pay CTC the following fees:

(i)	A cash success fee for debt and/or equity capital raised by CTC on behalf of Company shall be subject to the following fee structure:

a.	10% of the amount for any equity or hybrid equity capital raised up to $1,000,000; or
b.	8% of the amount for any equity or hybrid equity capital raised up to $5,000,000; or
c.	6% of the amount for any equity or hybrid equity capital raised over $5,000,000.

(ii)

A success fee which shall be the identical terms as in (i) above of the Aggregate Consideration (except as further defined in (iii)) received by Company from any Transaction closed, including multiple successive Transactions, with an Investor Candidate or a Strategic Candidate (or upon closing a Transaction with a Covered Party, including multiple successive Transactions, within twelve months after the Termination Date), which amount will be paid when the Company receives the proceeds from the Transaction (capitalized items having the meaning ascribed in the agreement).

(iii)

In connection with the compensation set forth above, the Company agrees to pay CTC an amount of restricted shares equal to 4% of the capital raised divided by the closing price of the stock on the date of close of the capital raise transaction facilitated by CTC. These shares shall have piggy back registration rights.

The foregoing description of the agreement with CTC does not purport to be complete and is qualified in its entirety by reference to the complete text of the agreement, a copy of which is filed hereto as Exhibit 10.41 hereto and which is incorporated herein by reference.

Executive Offices

Our executive officers are located at 777 South Flagler Drive, Suite 800 West, West Palm Beach, FL 33401 and our telephone number is 561-515-6163.  Our executive office is a virtual office which means that our executives each work from their home offices, but utilize this facility for meetings and conferences, and telephone and message support.

Patents, Trademarks, and Licenses

Except for the NACSV trademark, we do not own any patents or trademarks and we have not entered into any license agreements.

Environmental Laws and Regulation

In the future we expect that we may be subject to various federal, state, local, provincial and foreign laws and regulations governing the protection of human health and the environment.  In 2014, we did not make any significant capital expenditures for equipment required by environmental laws and regulations.

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

Employees

As of December 31, 2014, we employed eleven full-time employees.  We also use professionals on an as-needed basis. We have no collective bargaining agreements and believe our relations with our employees are good.

Item 1A.	Risk Factors.

Our operations could be affected by various risks, many of which are beyond our control. Based on current information, we believe that the following identifies the most significant risks that could affect our business. Investors should carefully consider the following risk factors, together with all of the information included in this Annual Report on Form 10-K, in evaluating our company, our business and our prospects.

Risks Relating to Our Business

There is doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our December 31, 2014 financial statements that states that the financial statements were prepared assuming we will continue as a going concern.  As discussed in Note 1 to the financial statements, we have sustained losses and experienced negative cash flows from operations since inception, and for the year ended December 31, 2014 we incurred a net loss of $11,657,188, and used net cash of $708,040 to fund operating activities, and net cash of $239,697 for financing activities. At December 31, 2014, we had an accumulated deficit of $28,515,563, cash and cash equivalents of $160,102, working capital of $192,628 and stockholders’ equity of $152,406.  These matters raise substantial doubt about our ability to continue as a going concern.  Our plan in regards to these matters is also described in Note 1 to our financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future is dependent on our ability to meet our financing requirements, and complete other identified and unidentified acquisitions. If we fail for any reason, we might not be able to continue as a going concern.

We have a limited operating history, limited revenue and may continue to incur losses.

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

We acquired North American Custom Specialty Vehicles (“NACSV”) in June 2014. NACSV specializes in building mobile command/communications and specialty vehicles for emergency management, first responders, national security and law enforcement operations. We may acquire complementary businesses in the future, but there can be no assurance that we will successfully close a future acquisition, or that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us to close such an acquisition. Any additional equity financing may be dilutive to our stockholders and holders of such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

While part of our strategy is to pursue strategic acquisitions, we may not be able to identify businesses that we can acquire on acceptable terms: we may not be able to obtain necessary financing or may face risks due to additional indebtedness: and our acquisition strategy may incur significant costs or expose us to substantial risks inherent in the acquired business’s operations.

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

Our success depends upon our ability to attract and retain experienced senior management with specialized industry and technical knowledge and/or industry relationships. On August 12, 2013, Richard J. Sullivan was appointed Chairman and CEO of the Company and David A. Loppert was appointed CFO.  In July 2014, Stephen L. Norris was appointed Vice Chairman and CEO of GDSI International. Mr. Norris subsequently resigned on January 9, 2015. On December 3, 2014, Jennifer S. Carroll was appointed President of NACSV. Ms. Carroll resigned on March 7, 2015.

Mr. Sullivan and Mr. Loppert have significant experience as CEO and CFO, respectively, of public companies.  We might not be able to find or replace qualified individuals to fill the slots of senior management that we anticipate if their services do not become available to us or are no longer available to us; accordingly the inability to fill positions in, or the loss of critical members of, our anticipated senior management team could have a material adverse effect on our ability to effectively pursue our business and acquisition strategy. We do not have key-man life insurance policies covering these employees at this time.

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

There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.  In addition, we may incur substantial expenses identifying, investigating and developing appropriate products and services in our targeted business markets. There can be no assurance that any expenditures incurred in identifying, investigating and developing such products and services will ever be recouped.

We will need additional capital to fund ongoing operations, future acquisitions, and to respond to business opportunities, challenges, acquisitions or unforeseen circumstances.  If such capital is not available to us, our business, operating results and financial condition may be harmed.

At December 31, 2014 we had $160,102 cash on hand.  Subsequent to December 31, 2014, we entered into a number of convertible note transactions, receiving net proceeds in the aggregate of $471,630.  We will continue to seek equity financing to provide funding for operations but there is no assurance that we will be successful in these efforts.  If we are not successful in raising additional equity capital or generating sufficient cash flows to meet our obligations as they come due, we may not be able to fully fund our ambitious growth plans. We may then be required to reduce our overhead expenses by the reduction of headcount and other available measures.

We may face strong competition from larger, established companies.

We likely will face intense competition from other companies that provide the same or similar custom specialty vehicle manufacturing and other services that compete with acquired businesses, virtually all of whom can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, R&D facilities and manufacturing and marketing experience than we have. There can be no assurance that developments by our potential competitors will not render our existing and future products or services obsolete.  In addition, we expect to face competition from new entrants into the custom specialty vehicle business. As the demand for products and services grows and new markets are exploited, we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services. We may not have sufficient resources to maintain our research and development, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

If we are unable to keep up with technological developments, our business could be negatively affected.

If we are successful in acquiring complementary companies in the future, the markets for our anticipated products and services are expected to be characterized by rapid technological change and be highly competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the sale of our products and services will depend significantly upon the technological quality of our products and services relative to those of our competitors, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner.  In order to develop such new products and services, we will depend upon close relationships with existing customers and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that we will be able to develop and market our new products and services successfully or respond effectively to technological changes or new product and service offerings of our potential competitors. We may not be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to protect intellectual property that we hope to acquire, which could adversely affect our business.

The companies that we hope to acquire may rely on patent, trademark, trade secret and copyright protection to protect their technology. We believe that technological leadership can be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as patents. We may not secure future patents; and patents that we may secure may become invalid or may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" our products, or, if patents are issued to us, design around such patents.  We also expect to rely upon a combination of copyright, trademark, trade secret and other intellectual property laws to protect our proprietary rights by entering into confidentiality agreements with our employees, consultants and vendors, and by controlling access to and distribution of our technology, documentation and other proprietary information. There can be no assurance, however, that the steps to be taken by us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide a competitive advantage to us. Any such circumstance could have a material adverse effect on our business, financial condition and results of operations.  While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and subject us to significant liabilities to third parties, any of which could have a material adverse effect on our business.

We may not be able to protect our trade names and domain names.

We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain names "www.gdsi.co" and “www.nacsvehicles.com” and we use “GDSI” and “NACS Vehicles” as trade names. Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superseded, in some cases, by laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office and certain other common law rights. If the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's trade name or trademark, we could be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

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

As a public reporting company, we incur significant legal, insurance, accounting and other expenses that we would not incur as a non-reporting public company. We expect to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management's time and attention from product development activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We maintain directors' and officers' insurance coverage, which increases our insurance cost. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

In addition, in order to comply with the requirements of being a public reporting company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our ordinary shares could decline.

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

Our independent registered public accounting firm will not be required to formally attest to effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the Commission following the date we are no longer an "emerging growth company" as defined in the JOBS Act. We have identified certain material weaknesses addressed in Item 9A – Controls and Procedures in this Annual Report on Form 10-K hereof, and we cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal controls in the future.

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We recently entered into certain convertible note transactions that prohibit us from paying dividends until the amounts owing under the notes have been satisfied.

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

Our common stock may be subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Capital Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  Our shares are currently subject to the penny stock rules. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in our private placements that were subsequently registered and are free trading, or upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options, warrants, convertible debt, contingent consideration and additional shares issued under price protection agreements, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Investor Relations Activities, Nominal “Float” and Supply and Demand Factors May Affect the Price of our Stock.

We may utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for the Company.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We have provided in the past, and we will continue to provide, compensation to investor relations firms. Additionally we may pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning the Company.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by the Company or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations individuals or firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.

The SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  The Company and its shareholders may be subjected to enhanced regulatory scrutiny due to the relatively small number of holders who own the registered shares of the Company’s common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny stocks, such as the OTCQB Marketplace. The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. The supply of Company common stock for sale has been and may continue to be limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that the Company’s or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

We may apply the proceeds of future private placements to uses that ultimately do not improve our operating results or increase the value of your investment.

We have used and intend to use the net proceeds from future private placements for general working capital purposes. Our management has and will have broad discretion in how we use these proceeds. These proceeds could be applied in ways that do not ultimately improve our operating results or otherwise increase the value of the investment in shares of our common stock sold.

Because our current directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of subscribers in our private placements.

Our current directors and executive officers beneficially own or control approximately 42% of our issued and outstanding shares of common stock.  Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.  The interests of such persons may differ from the interests of our other stockholders.  As a result, in addition to their board seats and offices, such persons may have significant influence over and may control corporate actions requiring stockholder approval, irrespective of how the Company's other stockholders may vote, including the following actions:

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

Exercise of options and warrants, conversion rights under convertible notes, and price protection agreements may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2014, we had: (a) outstanding options to acquire 5,840,000 shares of our common stock at exercise prices of $0.11 per share for 340,000 options, and $0.64 per share for 5.5 million options, (b) warrants to acquire 4,250,000 shares of our common stock at exercise prices ranging from $0.10 to $1.00, (c) convertible debt of $69,000 potentially convertible into 76,666 shares of our common stock at $0.09 per shares, and (d) 645,161 shares issued that are subject to price protection agreements that, if sold at December 31, 2014, would have resulted in us having to issue an additional 1,854,838 shares of our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders. Subsequent to December 31, 2014, we entered into convertible note transactions that, had they been outstanding at December 31, 2014, are potentially convertible into approximately an additional 12 million shares of our common stock.

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

Our corporate headquarters are located in West Palm Beach, Florida.  In August 2013 we entered into a twelve-month lease for a virtual office in West Palm Beach, Florida at a monthly rental of $299 plus taxes. The lease automatically renews on the anniversary unless terminated by either party on thirty days notice prior to expiration.

NACSV leases its office and manufacturing facilities in Melbourne, FL under a year-to-year operating lease with monthly rent payments totaling $8,748 in January 2015 and $5,637 for February – December, 2015. The lease provides that either party may cancel it on thirty day’s notice. In September 2014, NACSV entered into a 12-month operating lease for a condominium for a vice president with monthly rent payments of $2,160.

Item 3.	Legal Proceedings.

The Company is plaintiff or defendant in two actions:

Dekle, et. al. v. Global Digital Solutions, Inc. et. al.

Brian A. Dekle and John Ramsay filed suit against the Company and its wholly owned subsidiary, North American Custom Specialty Vehicles, Inc. (“NACSV”) in the Circuit Court of Baldwin Alabama, on January 14, 2015, case no. 05-CV-2015-9000050.00, relating to our acquisition of NACSV (the ''Dekle Action"). Prior to instituting the Dekle Action, in June 2014, the Company had entered into an equity purchase agreement with Dekle and Ramsay to purchase their membership interest in North American Custom Specialty Vehicles, LLC. The Dekle Action originally sought payment for $300,000 in post-closing consideration Dekle and Ramsay allege they are owed pursuant to the equity purchase agreement.

On February 9, 2015, the Company and NACSV removed the Dekle Action to federal court in the United States District Court in and for the Southern District of Alabama, case no. 1:15-CV-00069. The Company and NACSV subsequently moved to dismiss the complaint for (1) failing to state a cause of action, and (2) lack of personal jurisdiction. Alternatively, the Company and NACSV sought a transfer of the case to the United States District Court in and for Middle District of Florida.

In response to the Company’s and NACSV's motion to dismiss, Dekle and Ramsay filed an amended complaint on March 2, 2015 seeking specific performance and alleging breach of contract, violations of SEC Rule 10b-5, and violations of the Alabama Securities Act. The amended complaint also names the Company’s Chairman, President, and CEO, Richard J. Sullivan (“Sullivan”) as a defendant. On March 17, 2015, the Company, NACSV and Sullivan filed a motion to dismiss the amended complaint seeking dismissal for failure to state valid causes of action, for lack of personal jurisdiction, or alternatively to transfer the case to the United States District Court in and for Middle District of Florida. Dekle and Ramsay’s response is due on or before March 31, 2015 and thereafter the Company has until April 7, 2015 to file a reply. If the court determines that oral argument is appropriate, the parties will then be notified and a hearing will be scheduled; otherwise the motion will be taken under submission after April 7, 2015.

Global Digital Solutions, Inc. et. al. v. Communications Laboratories, Inc., et. al.

On January 19, 2015 the Company and NACSV filed suit against Communications Laboratories, Inc., ComLabs Global, LLC, Roland Lussier, Brian Dekle, John Ramsay and Wallace Bailey for conversion and breach of contract in a dispute over the payment of a $300,000 accounts receivable that ComLabs owed to NACSV but sent payment directly to Brian Dekle. The case was filed in the Eighteenth Judicial Circuit in and for Brevard County Florida, case no. 05-2015-CA-012250-XXXX. On February 18, 2015 (i) defendants Communications Laboratories, Inc., ComLabs Global, LLC and Roland Lussier and (ii) defendant Wallace Bailey filed their respective motions to dismiss seeking, among other things, dismissal for failure to state valid causes of action, lumping and failure to post a non-resident bond. On February 26, 2015, defendants Dekle and Ramsay filed their motion to dismiss, or stay action, based on already existing litigation between the parties. NACSV has posted the bond.

To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our business, financial condition and operating results.

Legal Proceedings terminated in the fourth quarter of 2014:

On January 9, 2014, the Company filed a lawsuit against Merriellyn Kett Murphy (“Kett”) asserting three causes of action against her: Tortious Interference with Contract and/or with Prospective Economic Advantage; Fraudulent Inducement; and Negligent Misrepresentation.  On May 30, 2014, the Company amended its Complaint to allege four causes of action against Kett: Tortious Interference with Contract and/or with Prospective Economic Advantage; Fraudulent Inducement; Fraudulent Concealment; and Civil Conspiracy. Kett was the CEO, President and sole director and stockholder of Airtronic. The Company had entered into a merger agreement with Airtronic and Kett had made numerous representations to the Company that she would close the merger if the Company met her personal demands, which the Company believes that it did.  Nonetheless, Kett refused to close the merger.  The case, captioned Global Digital Solutions, Inc. v. Merriellyn Kett Murphy, was filed in Palm Beach County Circuit Court and Kett later removed it to Federal Court in the Southern District of Florida.  The case number is 14-cv-80190-DTKH (the “Case”). The Company was seeking a judgment against Kett, damages, costs and such other relief as may be awarded by the court. On October 27, 2014, Kett filed a counterclaim against the Company alleging fraud and civil conspiracy seeking damages based on her allegation that the merger prevented her from getting a better personal employment contract on the open market.  The Company denied Kett’s allegations.

On December 11, 2014 the Company and Kett (collectively, the “Parties”) entered into a Confidential Settlement Agreement to settle their disputes. The disputes between the Parties have been resolved, with all of the claims and counterclaims dismissed, with a payment by Kett of a confidential amount to the Company, which amount is in keeping with recognition of the expense of litigation, the likely inability to collect any judgment due to financial status, and the prior assignment to Airtronic of Kett’s proprietary rights to intellectual property relating to Airtronic. Accordingly the Case has been dismissed by the Parties with prejudice.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB Marketplace (“OTCQB”) maintained by the OTC Markets Group under the symbol “GDSI”.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCQB.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Fiscal 2013 price range per common share	$.87- $.26	$1.11 - $.70	$1.39 - $.09	$.14 - $.07

Fiscal 2014 price range per common share	$.15 - $.07	$.37 - $.08	$.80 - $.27	$.98 - $.41

The last reported sales price of our Common Stock on the OTCQB on December 31, 2014, was $0.08 and on March 26, 2015, the last reported sales price was $0.12.

Holders

As of December 31, 2014, there were 196 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

Any determination with respect to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board of Directors may deem relevant. We do not anticipate declaring any cash dividends on our common stock and some of our existing financing agreement currently prohibits the payment of cash dividends on our common stock while the obligations under the notes issued in the financing are outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

On May 19, 2014 our shareholders approved the amended and restated 2014 Global Digital Solutions Equity Incentive Plan (the “Plan”) and reserved 20,000,000 shares of our common stock for issuance pursuant to awards under the Plan. The Plan is intended as an incentive, to retain in the employ of, and as directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The Plan is administered by the Board of Directors.

The following table presents information regarding options and rights outstanding under our compensation plans as of December 31, 2014:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,000,000	$0.38	2,500,000
Equity compensation plans not approved by security holders (1)	33,000,000	$0.23	-
Total	53,000,000	$0.28	2,500,000

(1) We have granted restricted stock under restricted stock awards made outside of and prior to the approval of our Plan. These grants were made in lieu of compensation. For further information on our stock incentive plans, see Note 10 to our accompanying consolidated financial statements.

Recent Sales of Unregistered Securities/Recent Purchase of Securities

We did not repurchase any shares of our Common Stock during the year ended December 31, 2014. During the three months ended December 31, 2014, we issued the following shares of our common stock that that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

On October 17, 2014 we issued 1,976,306 shares of our common stock to Brian A. Dekle and 658,768 shares of our common stock to John Ramsey for their respective shares of the “True-Up” payable in connection with our acquisition of NACSV. We valued these shares at $816,373.

The shares of common stock described above were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the transaction did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 6.	Selected Financial Data.

Not required because we are a smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains forward-looking that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our ability to pay dividends, our competitive position and the effects of competition and the projected growth of the industries in which we intend to operate. Forward-looking statements are only predictions based on our current expectations and projections about future events and involve risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report and include:

●	our ability to fund our operations and continue as a going concern;
●	our ability to have excess cash available for future actions;
●	our ability or inability to implement our business plan, including the completion of the acquisitions of companies under letters of intent;
●	anticipated trends in our business and demographics;
●	relationships with and dependence on technological partners;
●	our future profitability and liquidity and the impact of potential future acquisitions on our financial condition, results of operations and cash flows;
●	our ability to preserve our intellectual property and trade secrets and operate without infringing on the proprietary rights of third parties;
●	regulatory, competitive or other economic influences;
●	our operational strategies including, without limitation, our ability to develop or diversify into new businesses;
●	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;
●	our ability to comply with current and future regulations relating to our businesses;
●	the impact of new accounting pronouncements;
●	our ability to establish and maintain proper and effective internal accounting and financial controls;
●	the potential of further dilution to our common stock based on transactions effected involving issuance of shares; and
●	our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” set forth in Item 1A hereof, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying audited consolidated financial statements and related footnotes included in Item 8 of this Annual Report.

Business:

Our operations presently consist of the business we operate through NACSV. NACSV specializes in building mobile command/communications and specialty vehicles for emergency management, first responders, national security and law enforcement operations.  We presently manufacture the following specialty vehicles:

●	Mobile Command Centers: A properly equipped mobile command center is a response and recovery vehicle that facilitates an agency's ability to expand their command and control capabilities to a remote location. Full interoperable communications are a standard for the mobile command center. For the emergency management agency, the vehicle is an extension of the fixed base emergency operations center. The vehicle should be built with long-term deployment in mind but also be easy to operate in order to allow for quick deployment by minimum personnel if necessary. The successful design of a mobile command center will dictate the frequency of use. In other words, the more difficult to move and operate, the fewer deployments.

●	Command and Control: In the law enforcement environment, the vehicle can be utilized for command and control as well as hostage negotiations and even as a mobile precinct. Full law enforcement dispatch capabilities can be installed as well as back-up systems to the 9-1-1 Center.

●	Incident Command: The fire service unit, properly equipped, gives the incident commander the visibility and informational flow along with space for ICS functional personnel all in one area. A meeting area for functional ICS officers to share and evaluate information with the IC is necessary.

We build fiberglass reinforced bodies, the most rugged, lightweight, and weather tolerant body available. The roof design is a unique walk-on surface that provides the greatest flexibility for that space. All vehicle production is done in-house. We build out the body, electrical, and install all equipment. All systems are integrated onsite: satellite, IT, radios, audio/video, electrical and metal fabrication. We provide video surveillance cameras and special lighting packages for night operations and general security. We provide custom requirements, including custom graphics, NIMS and other required compatibility options.

Impact of Recently Issued Accounting Standards

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

Listed below are descriptions of the accounting policies that our management believes involve a high degree of judgment and complexity, and that, in turn, could materially affect our consolidated financial statements if various estimates and assumptions were changed significantly. The preparation of our consolidated financial statements requires that we make certain estimates and judgments that affect the amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For more detailed information on our significant accounting policies, see Note 1 to our accompanying consolidated financial statements.

Principles of Consolidation

We consolidate all subsidiaries in which we hold a greater than 50% voting interest, which requires that we include the revenue, expenses, assets and liabilities of such subsidiaries in our financial statements. As of December 31, 2014, we owned 100% of our active subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP in the United States of America, or U.S., requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in: (i) determining the lives of long-lived assets; (ii) Black-Scholes-Merton, or BSM, valuation models used to estimate the fair value of stock-based compensation and warrants; (iii) determining the value of a promissory note with an embedded convertible option; (iv) the amount of beneficial conversion feature of convertible debt; (v) the liability for estimated contingent consideration payable and (vi) determining valuation allowances for deferred tax assets, among other items.

Goodwill and Intangible Asset

Goodwill represents the excess of purchase price over the fair value assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. Currently, we operate in only one reporting unit. Our goodwill arose from our acquisition of NACSV in June 2014. Intangible assets deemed to have an indefinite life such as goodwill are not amortized, but instead are reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2014, other than goodwill, we had no intangible assets with indefinite lives. We tested our goodwill for impairment during the fourth quarter as a part of our annual business planning cycle. Goodwill is also required to be tested between testing dates if an impairment condition or event is determined to have occurred.

In September 2011, the FASB issued revised goodwill impairment guidance. Under the revised guidance, entities have an option to perform a qualitative assessment to determine whether the two-step impairment testing described in ASC 350, “Intangibles — Goodwill and Other,” is necessary. The two-step impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value. Management believed that it was more likely than not that a goodwill impairment existed as of December 31, 2014, such that a qualitative assessment was not required and that it was appropriate to proceed directly to the two-step impairment testing. In making such determination, we placed emphasis on the historical results of NACSV’s operations, which had declined from our initial expectations in part due to recent changes in senior management, changes in its customer base, and the reduction in the existing backlog of customer orders.

Under Step 1 of the two-step impairment testing, management used an income valuation approach and prepared a discounted cash flow model that calculated what management believed to be the fair value of the reporting unit. The approach considered the likelihood of future cash flows that management expects our NACSV business to generate over the next ten years, along with a terminal value based on a long-term sustainable growth rate subsequent to 2015 of 1%, which were discounted using a 20% discount rate. The fair value of the reporting unit was then compared to the carrying value of the reporting unit. Since the carrying value was more than the fair value, management proceeded to Step 2 of the impairment testing. Under Step 2, management calculated the implied fair value of the existing net assets, excluding goodwill. The implied fair value of the existing net assets was then compared to fair value of the reporting unit. This resulted in an implied fair value of goodwill of nil. Accordingly, we recorded a $1,156,192 goodwill impairment charge in the fourth quarter of 2014.

We have one other intangible asset consisting of customer relationships, which is being amortized over its expected economic life of five years. The life was determined based upon the expected use of the asset, and other contractual provisions associated with the asset, the estimated average life of NACSV’s products, the stability of the industry, and other factors deemed appropriate. In accordance with ASC 350 and ASC 360, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful life of our customer relationships asset may warrant revision or that the remaining balance of such asset may not be recoverable. We use an estimate of the related discounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

Revenue Recognition

We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with our revenue recognition policies affect the amounts reported in our financial statements. A number of internal and external factors affect the timing of our revenue recognition, including estimates of customer service/warranty periods, estimates of customer returns and the timing of customer acceptance. Our revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and year to year.

Stock-Based Compensation

At December 31, 2014, we had one stock-based employee compensation plan. In accordance with ASC 718, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award.

Income Taxes

We adopted ASC subtopic 740-10, Income Taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns as more fully discussed in our consolidated financial statements.

Loss Per Common Share and Common Share Equivalent

Basic and diluted loss per common share has been computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since we have incurred losses attributable to common stockholders, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of incremental shares issuable upon exercise of stock options, warrants and convertible notes payable to the extent that the average fair value of our common stock for each period is greater than the exercise/conversion price of the derivative securities.

Results of Continuing Operations

Revenue and cost of revenue in the year ended December 31, 2014 were $695,022 and $662,307, respectively. Revenue was from fixed-price and modified fixed-price construction contracts that are recognized using the percentage-of-completion method of revenue recognition as well as from service and refurbishment work which are recognized on the completion of the job. Cost of revenue include all direct material and labor costs and indirect costs related to contract performance. We had no revenue, or cost of revenue, in the year ended December 31, 2013.

Selling, General and Administrative expense increased by $2,545,371, or 30.4%, from $8,384,247 in the year ended December 31, 2013 to $10,929,618 in the year ended December 31, 2014, and were comprised of:

	2014	2013	Increase / (decrease)	% Change
Stock based compensation expense	$7,687,566	$5,158,208	$2,529,358	49.0%
Acquisition costs	754,572	-	754,572	100.0%
Advertising	13,000	-	13,000	100.0%
Communications	6,768	5,016	1,752	34.9%
Compensation and benefits	480,667	320,000	160,667	50.2%
Debt issuance costs	100,000	1,385,000	(1,285,000)	-92.8%
Facility costs	102,610	13,275	89,335	673.0%
Investment banking fees	412,498	514,808	(102,310)	-19.9%
Investor relations and marketing	600,552	380,944	219,608	57.6%
Marketing and trade shows	65,843	-	65,843	100.0%
Office supply and support	257,275	55,231	202,044	365.8%
Professional fees	236,212	519,908	(283,696)	-54.6%
Travel and entertainment	131,361	31,857	99,504	312.3%
Depreciation and amortization	80,694	-	80,694	100.0%
	$10,929,618	$8,384,247	$2,545,371	30.4%

Stock-based compensation expense increased by $2,529,358, or 49.0%, from $5,128,208 in the year ended December 31, 2013 to $7,687,566 in the year ended December 31, 2014, and was comprised of:

	2014	2013
Fair value expense of restricted stock grants	$3,047,012	$5,158,208
Fair value expense of stock option grants	3,527,620	-
Fair value expense of restricted stock unit grants	1,112,934	-
	$7,687,566	$5,158,208

●	We granted restricted stock to officers and advisors which vest ratably through June 2016. $3,047,012 was expensed in the year ended December 31, 2014, compared to $5,158,208 in the year ended December 31, 2013.
●	Options with a fair market value of $3,557,400 were granted in 2014 and $3,527,620 was expensed in the year ended December 31, 2014. We had no such expense in 2013.
●	We granted performance based restricted stock units to an officer/director and an employee and expensed $1,112,934 in the year ended December 31, 2014. We had no such expense in 2013.

See Note 10 to our consolidated financial statements and Item 11 – Executive Compensation for additional information on stock-based compensation.

Acquisition costs were related to the NACSV acquisition in the year ended December 31, 2014 and comprised of non-cash charges totaling $729,572 comprising (i) non-cash compensation costs of $664,000 to advisors paid in shares of our common stock, (ii) discount expense of $65,572 on shares issue to the NACSV sellers, and (iii) cash expenses of $25,000 paid for due diligence services.

Compensation and benefits increased by $160,667, or 50.2% to $480,667 in the year ended December 31, 2014 compared to $320,000 in the year ended December 31, 2013 comprised:

	2014	2013
Officer compensation	$294,000	$310,000
Payroll	186,667	10,000
	$480,667	$320,000

●	Officer compensation represents amounts paid or accrued as payable to officers in the years ended December 31, 2014 and 2013, respectively.
●	Payroll represents non-officer salaries and wages for the years ended December 31, 2014 and 2013.

See Item 11 – Executive Compensation for additional information on officer compensation.

Debt issuance costs decreased by $(1,285,000), or (92.8)% from $1,385,000 in the year ended December 31, 2013 to $100,000 in the year ended December 31, 2014.   In connection with the issuance of convertible notes payable in prior years, we issued a warrant to a consultant which vested over one year. In year ended December 31, 2014 we expensed $100,000 for amortization of the warrant. In the year ended December 31, 2013 we amortized $1,350,000 of expense related to warrants and for a debt guaranty issued by an affiliate of our CEO, and $35,000 was paid in cash for loan fees.

Facility costs increased by $89,335, or 673.0% from $13,275 in the year ended December 2013 to $102,610 in the year ended December 31, 2014. The increased costs were attributable to NACSV’s facility costs, which include rent, taxes and insurance.

Investment banking fees decreased by $(102,310), or (19.9)% from $514,808 in the year ended December 2013 to $412,498 in the year ended December 31, 2014. In the year ended December 31, 2014 the $412,498 expense represented the amortization of a cash fee and the fair value of a warrant granted to an investment banking company. In the year ended December 31, 2013, $413,498 of the expense represented the amortization of a cash fee and the fair value of a warrant granted to an investment banking company and $101,310 were for placement fees in connection with private placements.

Investor relations and marketing expense increased by $219,608, or 57.6%, from $380,944 in the year ended December 2013 to $600,552 in the year ended December 31, 2014. In the year ended December 31, 2014, we amortized the fair value of warrants and shares of our common stock totaling $584,169 issued to IR consultants for IR services, and we paid $16,383 related to issuing press releases and wire fees. In the year ended December 31, 2013, we amortized the fair value of warrants and shares of our common stock totaling $318,331 issued to IR consultants, and we paid $62,613 for public relations, press releases, wire fees, shareholder communication costs and other associated costs.

Marketing and trade show expense was $65,843 in the year ended December 31, 2014 and related to NACSV expenses of attending trade shows and associated marketing costs. We had no such expense in 2013.

Office supply and support expenses increased by $202,044 or 365.8% from $55,231 in the year ended December 2013 to $257,275 in the year ended December 31, 2014. In the year ended December 31, 2014, the expense included a bad debt charge of $104,085, $87,465 for directors and officers liability insurance, $37,052 for key life and commercial insurance, and $28,673 for other office related expenses, which included costs from NACSV.  In the year ended December 31, 2013, the expense included $20,386 for directors and officers liability insurance, $12,000 for research and development, $8,050 for key life and commercial insurance, $6,250 for web development expense and $8,545 for other office related expenses.

Professional fees for the year ended December 31, 2014 decreased by $(283,696), or (54.6)% from the prior year.  In the years ended December 31, 2014 and 2013, such fees consisted of:

	2014	2013
Accounting and auditing fees	$141,043	$99,802
Consulting fee	61,914	57,869	(1)
Legal fees	(18,279)	353,978
Directors fees	30,000	-
Other	21,534	8,259
	$236,212	$519,908

(1)	$34,500 classified as consulting in 2013 had been reclassified.

Major changes in professional and filing fees include:

●	Accounting and auditing fees increased by $41,241 or 41.3%. In 2014 the amount included $45,300 for our annual audit and quarterly reviews, $1,500 for the review of our registration statement, $71,454 for the preparation of audited and reviewed financial statements for NACSV required for our SEC filings and closing, $10,989 for internal audit fees, $10,000 for tax return preparation, and $1,800 for other services. In 2013 the amount included $32,500 for our annual audit and reviews, $2,465 for review of other SEC filings, $58,556 for the audit of Airtronic USA, Inc., and $6,281 for other expenses.
●

Consulting fees in 2014 include $30,000 NACSV paid to a sales and marketing consultant, $24,057 for due diligence reviews, and $7,857 for other miscellaneous services.  In 2013, the amount included $45,369 for reconstructive accounting work in connection with our proposed acquisition of Airtronic and $12,500 for other consulting services.

●

Legal fees decreased by $(372,257) or (105.2)%. In 2014 we recovered $414,761 of legal fees in the Airtronic bankruptcy matter, reduced by $396,482 of legal fees incurred of which approximately $65,000 was in connection with the NACSV acquisition, $150,000 in connection with the Airtronic bankruptcy, $157,000 in connection with litigation against Kett, and $24,000 for other legal services. In 2013 we incurred approximately $238,000 in connection with the Airtronic bankruptcy, $99,000 in connection with the acquisition of Airtronic and $17,000 for other legal services.

●	Directors fees include a monthly payment of $6,000 to one of our directors from July – November 2014. We had no such expense in 2013.
●	Other includes $19,445 of SEC related fees for filing of SEC reports and XBRL fees, OTC fees and other filing and reporting fees.

Depreciation and amortization in the year ended December 31, 2014 consists of $72,469 of amortization of intangible assets which are being amortized over five years and $8,225 of depreciation. We had no such expense in in the year ended December 31, 2013.

Gain on extinguishment of debt in in the year ended December 31, 2014 consists of $350,000 for forgiveness on the payoff of a convertible note payable, and the recapture of $37,642 of interest not paid. We had no such income in the year ended December 31, 2013.

Interest income is the interest on the bridge loans we made to Airtronic. Interest expense was expense incurred on notes payable and convertible notes payable.

There is no income tax benefit for the losses for the years ended December 31, 2014 and 2013 since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Loss from discontinued operations were $2,832 and $271,221 in in the years ended December 31, 2014 and 2013, respectively, and represented the direct costs and loss on sale of assets we incurred as we completed the wind down our telecommunications business.

Our results of operations for the years ended December 31, 2014 and 2013 did not contain any unusual gains or losses from transactions not in our ordinary course of business or discussed above.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents totaling $160,102 and working capital of $192,628. For the year ended December 31, 2014, we incurred a net loss of $11,657,188, and at December 31, 2014, we had an accumulated deficit of $28,515,563 and total stockholders’ equity of $152,406. We expect to incur losses in fiscal 2015. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We do not have any material commitments for capital expenditures during the next twelve months.  Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

Cash Flows

Cash used in operating activities

Net cash used in operating activities totaled $708,040 for the year ended December 31, 2014 compared to $983,345 for the year ended December 31, 2013. In the year ended December 31, 2014, cash was used to fund a net loss of $11,657,188, increased by a gain on extinguishment of debt of $387,642, and reduced by depreciation and amortization of $80,694, loss on disposal of fixed assets of $12,500, a goodwill impairment loss of $1,156,192, non-cash stock-based compensation expense of $7,687,566, amortization expense of common stock and warrants issued for services of $1,009,168, acquisition expenses settled with shares of common stock valued at $664,000, non-cash discount on stock issued for acquisition of $65,572, convertible debt discount amortization of $2,011, non cash interest expense of $11,696, and changes in operating assets and liabilities of $647,391.

In the year ended December 31, 2013, cash was used to fund a net loss of $9,297,253, reduced by non-cash stock-based compensation of $5,158,208, amortization expense of common stock and warrants issued for services of $1,080,230, a beneficial conversion feature of debt and warrant of $676,487, common stock issued for a debt guaranty of $360,000, and amortization of warrant expense of $750,000, changes in operating assets and liabilities of $43,238 and cash provided by discontinued operations of $245,745.

Cash used in investing activities

Net cash provided by investing activities totaled $598,615 for the year ended December 31, 2014. During the period we, received cash of $1,465,874 from Airtronic for the repayment of the bridge loans, reduced by net cash of $864,575 paid for the acquisition of NACSV and $2,684 for deposits.

Net cash used in investing activities for the year ended December 31, 2013, totaled $1,446,072 and comprised $1,465,874 of advances to Airtronic under a bridge loan and $198 for deposits.

Cash from financing activities

Net cash used in financing activities was $239,697 in the year ended December 31, 2014. We received proceeds of $125,000 from the exercise of warrants and $162,242 from issuing notes payable, reduced by $376,939 used to repay notes payable and $150,000 used to pay off a convertible note payable.

Net cash provided by financing activities was $2,573,500 in the year ended December 31, 2013. We received $1,966,100 of proceeds from the sale of common stock, $300,000 from the proceeds of warrants exercised, $374,900 from the issuance of notes payable, reduced by $67,500 used to repay notes payable.

Financial Condition

As of December 31, 2014, we had cash and cash equivalents totaling $160,102, working capital of $192,628 and stockholders’ equity of $152,406. We do not have a line of credit facility and have relied on short-term borrowings and the sale of common stock to provide cash to finance our operations. We believe that we will need to raise additional capital in 2015 to sustain our operations and fund future acquisitions. We plan to seek additional equity and debt financing to provide funding for operations and future acquisitions.

At December 31, 2014 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because we have incurred substantial losses and negative cash flows from operations. Management’s plans in order to meet our operating cash flow requirements include (i) financing activities such as private placements of common stock, and issuances of debt and convertible debt instruments, (ii) the establishment of strategic relationships which we expect will lead to the generation of additional revenue or acquisition opportunities and (iii) the acquisition of complementary businesses.

We will need to secure additional funds to finance our operations in 2015, but there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2014, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, and based on the Company’s assessment, management has concluded that its internal control over financial reporting were not effective as of December 31, 2014, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP a result of the identified material weaknesses in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication. and (v) monitoring.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the following material weaknesses during its assessment of internal controls over financial reporting as or December 31, 2014:

Resources: As of December 31, 2014, our Chief Financial Officer performed all accounting functions. As a result, there is a lack of proper segregation of duties.

Audit Committee: We do not have, and are not required to have, an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

Management's Remediation Initiatives

As we expand, we plan to hire additional accounting staff and implement systems where we have adequate segregation of duties. In the future we may add an audit committee financial expert to our board and create an audit committee made up of one or more of our independent directors.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as such report is not required for non-accelerated filers such as us because we are an “emerging growth company” pursuant to the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and our directors, their age and business experience are as follows:

Name	Age	Title
Richard J. Sullivan	76	Director, Chairman, President, Chief Executive Officer and Assistant Secretary
Stephen L. Norris (1)	64	Director, Vice Chairman, CEO GDSI International (1)
Arthur F. Noterman	73	Director
Stephanie S. Sullivan	26	Director
William J. Delgado	55	Director, Executive Vice President
Jenifer S. Carroll (2)	55	President, NACSV and Senior Advisor GDSI
David A. Loppert	60	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Gary A. Gray	62	Vice President, Chief Technology Officer

(1)	– Mr. Norris resigned as a director and officer on January 9, 2015.
(2)	- Ms. Carroll resigned as President of NACSV, and as a senior advisor of the Company, on March 7, 2015.

Richard J. Sullivan (age 76) was elected a director and appointed Chairman, CEO, President and assistant secretary on August 12, 2013.  Prior thereto, from May 2012 through August 2013 Mr. Sullivan served as a consultant to the Company. Mr. Sullivan is responsible for the Company’s strategy, leadership and day-to-day operational activities.  Mr. Sullivan founded and since 1993 has served as Chairman and CEO of Solutions, Inc. and World Capital Markets, Inc., a both private investment banking companies that specialize in advising corporations on acquiring other business entities and assisting owners and management who are considering selling all or part of their business.  Mr. Sullivan founded and from 1993 to 2003 served as Chairman and Chief Executive Officer of Applied Digital Solutions, Inc., a Nasdaq listed technology company that spawned two other listed companies of which he was Chairman of the Board: Digital Angel Corporation (AMEX) and VeriChip Corporation (Nasdaq). Mr. Sullivan is an “Entrepreneur in Residence” with Accretive Exit Partners, LLC whose business is taking positions in mid-stage private companies, replacing financing partners who wish to divest themselves of their equity share of those businesses.  He is also co-founder of Vox Equity Partners, LLC, a specialized private equity fund manager that has been purchasing bank private equity portfolio investments since 2006.  Management believes that Mr. Sullivan’s many years as Chairman and CEO of public companies qualifies him for his positions with the Company.

Stephen L. Norris (age 64) was elected a director and CEO of GDSI International on July 2, 2014 and appointed Vice Chairman on July 7, 2014.  Mr. Norris resigned as a director and officer on January 9, 2015.

Arthur F. Noterman (age 73) was appointed to our Board on August 12, 2013.  Mr. Noterman is a Chartered Life Underwriter. Mr. Noterman has owned an investment and insurance business for over 40 years located in Massachusetts and is a registered FINRA Broker affiliated with a Cincinnati, Ohio Broker/ Dealer.  Mr. Noterman served on the Board of Directors of Applied Digital Solutions Inc. from 1997 to 2003, serving on the Audit and Compensation Committees.  Mr. Noterman attended Northeastern University, Boston, MA from 1965-1975 and obtained the Chartered Life Underwriter Professional Designation in 1979 from The American College, Bryn Mawr, Pennsylvania.  Management believes that Mr. Noterman’s many years as a director of public companies, his financial background, and his many years serving on audit and compensation committees uniquely qualifies him for his position as a director of the Company.

Stephanie C. Sullivan (age 26) was appointed to our Board on August 12, 2013. Ms. Sullivan is a business entrepreneur and has served, since May 2011, as financial manager at Alexis Miami, a privately held upscale women’s fashion designer and manufacturer.   Ms. Sullivan graduated from the University of Miami in May 2011 with a Bachelor of Arts in Business Administration. Management believes that Ms. Sullivan’s marketing and financial background bring a new and young approach that the Board will benefit from.

William J. Delgado (age 55) has served as our President, Chief Executive Officer and Chief Financial Officer from August 2004 to August 2013. Effective August 12, 2013, Mr. Delgado assumed the position of Executive Vice President, and is responsible, along with Mr. Sullivan, for business development. Mr. Delgado has over 33 years of management experience including strategic planning, feasibility studies, economic analysis, design engineering, network planning, construction and maintenance. He began his career with Pacific Telephone in the Outside Plant Construction. He moved to the network engineering group and concluded his career at Pacific Bell as the Chief Budget Analyst for the Northern California region. Mr. Delgado founded All Star Telecom in late 1991, specializing in OSP construction and engineering and systems cabling. All Star Telecom was sold to International FiberCom in April of 1999. After leaving International FiberCom in 2002, Mr. Delgado became President/CEO of Pacific Comtel in San Diego, California. After the Company acquired Pacific Comtel in 2004, Mr. Delgado became Director, President, CEO and CFO of the Company. Management believes that Mr. Delgado’s many years of business experience uniquely qualifies him for his positions with the Company.

Jennifer S Carroll (age 55) was appointed president of NACSV on December 3, 2014. She resigned from that position on March 7, 2015. She had served as a senior advisor to the Company since April 2013.

David A. Loppert (age 60) was appointed Executive Vice President, CFO, Treasurer and Secretary on August 12, 2013. From October 2012 through August 2013 Mr. Loppert served as a consultant to the Company. Mr. Loppert is responsible for the Company’s finance and administrative functions. He is a financial executive with over 30 years experience. He previously served as chief financial officer, secretary and treasurer of rVue Holdings, Inc. (OTCQB: RVUE), from May 2010 until June 2012.  Prior thereto he served as Argo Digital Solutions, Inc.’s senior vice president from March 2009 through January 2010, and from March 2010 through May 2010.  He was formerly a director, executive vice president and chief financial officer of Surgical Outcome Support, Inc. from August 2006 through March 2009. From October 2003 through July 2006 he was an independent financial consultant to public and private companies.  From June 2001 until September 2003, he was a vice president and director of QSGI Inc. (OTCBB: QSGI). From February 1997 through December 2000, he was vice president, chief financial officer and assistant secretary of Applied Digital Solutions, Inc. (NASDAQ: DIGA) and also served as chief executive officer of SysComm International Corporation, (NASDAQ: SYCM) a network and systems integrator, and an affiliate of Applied Digital.  Mr. Loppert began his financial career with Price Waterhouse, an international accounting firm, in 1978 in Johannesburg, South Africa, before moving to its Los Angeles Office in 1980 where over time he became a senior manager. Mr. Loppert earned bachelor's degrees in commerce in 1978 and in accounting in 1980, and a higher diploma in accounting in 1980, all from the University of the Witwatersrand, Johannesburg, South Africa, and was designated a Chartered Accountant (South Africa) in 1980.

Gary A. Grey (age 62) was appointed Vice President and Chief Technology Officer on August 12, 2013. From May 2012 through August 2013 Mr. Gray served as a consultant to the Company. Mr. Gray was most recently President of Digital Angel Wireless and Software, Riverside, CA, a company that designed and built GPS/wireless systems for parole and probation tracking.  Mr. Gray is past President of Applied Digital Solutions, Inc., Delray Beach, Florida (NASDAQ: ADSX) and was President of three divisions of the company: ADS Software, Springfield, MO, Atlantic Systems, Wall Township, NJ and Thermo Life Energy Corp., Riverside, CA.  ADS Software provided custom-developed manufacturing and wholesale distribution software, Atlantic Systems provides in-store register and accounting systems for retail stores and Thermo Life is a laboratory specializing in thin-film, renewable energy devices.  Mr. Gray was Vice president of Verichip, Inc., (NASDAQ: CHIP) a company affiliated with Applied Digital.  Mr. Gray was previously National Sales Manager for CAD/CAM company Point Control Corporation, Eugene, Oregon.  Point Control’s SmartCAM Computer-Aided Manufacturing software has been installed at 12,000 locations in 67 countries.  Previously, Mr. Gray was the principal developer of a comprehensive Manufacturing Resource Planning (MRP) software system, one of the first available for the then-newly-introduced 32-bit Digital Equipment Corporation Vax computer platform.  The system was installed at approx. 150 locations and several Fortune 1000 companies. The company, White Hat Systems, Woburn, MA, was later sold to Pacific Telesis.  Mr. Gray has participated in merger and acquisition activities with Richard Sullivan since 1985. He received a bachelor degree in physics from Hope College, Holland, Michigan in 1974.

Neither Mr. Noterman nor Ms. Sullivan have been involved in any transaction with the Company that would require disclosure under Item 404(a) of the Regulation S-K. Neither Mr. Noterman, Mr. Delgado nor Mr. Loppert has any family relationship with any officer or director of the Company. Stephanie C. Sullivan is the daughter of Richard J. Sullivan. Our Board has determined that Mr. Noterman is independent under the NASDAQ Stock Market Listing Rules.

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

Board Committees

We presently have no board committees and are not required to until we elect to seek listing on a national securities exchange. Our board may appoint an audit committee, compensation committee, or nominating committee in the future.

Code of Ethics

Our Board of Directors has approved and we have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board of Directors has also approved and we have adopted a Code of Ethics for Senior Financial Officers, or the Code for SFO, which applies to our chief executive officer, president and chief financial officer. The Code of Conduct and the Code for SFO are available upon written request to the Company, Attention: Secretary, 777 South Flagler Drive, Suite 800 West, West Palm Beach, FL 33401. Our Board of Directors is responsible for overseeing the Code of Conduct and the Code for SFO and they must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO.

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

Advisory Board

Our advisory board, which advises senior management, was comprised of the following individuals at December 31, 2014:

Edwin J. Wang	Chairman, Advisory Board
Jennifer S. Carroll (1)	Advisor
Matthew K. Kelley	Advisor
Richard J. Feldman	Advisor

(1)    Ms. Carroll resigned as an advisor on March 7, 2015.

Edwin J. Wang is the Founder and Senior Managing Director of Accretive Exit Partners and Accretive Capital, Boston, MA.  Mr. Wang draws from over 20 years of experience in private equity, principal investing and cross border merchant banking. From 2002 to 2007, while at predecessor firm Asymmetry Capital LLC, Mr. Wang led the financial restructuring and liquidation of $450MM in distressed private equity portfolio assets and monetized value-added liquidity creation in excess of $200MM. These accomplishments were chronicled in two Harvard Business School case studies and other publications, including The Deal Magazine.  Previously, during an eight-year investment banking career, Mr. Wang led the development of Non-Japan Asia business at Credit Suisse First Boston. He began his career in financial services as an Associate in the Capital Markets Group at Lehman Brothers.  Mr. Wang earned his B.A. degree in Economics from Columbia University and was a Visiting Fellow in Finance at the MIT Sloan School of Management under the supervision of the late Nobel laureate, Dr. Franco Modigliani.

Matthew Kelley is the founder of Vox Equity Partners, LLC, a specialized private equity firm created to manage constructed, primarily bank (LP) owned, venture capital and private equity investments. Vox Equity Partners was initially formed to manage the assets of a constructed fund in 2007. The firm continued to acquire the assets of three other funds. Vox Equity Partners is capitalized to participate in follow-on investments in promising underlying opportunities in the portfolio in order to maximize exit value.  From February 2001 through May 2006 Mr. Kelley was a Partner at Accretive Capital, and from October 1997 through October 2000 Matt was Director of Private Equity at MB Capital, a mezzanine capital fund management.  Mr. Kelley has an AB in Political Science and Government from Dartmouth College (1987 – 1991), and an MS in Accounting and an MBA, both from Northeastern University (1993 – 1997).  Richard J. Sullivan, our Chairman and CEO, is a co-founder of Vox.

Richard J. Feldman is an attorney specializing in public affairs, is a former Reagan White House appointee at the Commerce Department, and later became the regional political director for the National Rifle Association.  From 1991-1999, Mr. Feldman served as Executive Director of the American Shooting Sports Council (ASSC).  In his role as chief lobbyist and spokesman for the firearm industry’s national trade association, Mr. Feldman formulated and implemented national litigation strategy and forged collaborative relationships with regulatory and law enforcement agencies. He is the author of RICOCHET: Confessions of a Gun Lobbyist, published by John Wiley & Sons in 2007. Since 2004, Mr. Feldman has served as the founder and CEO of MLS Communication, LLC, a public relations and political consulting firm.  He also serves as President and CEO of the Independent Firearm Owners Association.  A member of the Washington, DC, bar, Mr. Feldman earned his law degree at Vermont Law School and his BA degree from Union College (NY).

Advisory Board Compensation

In order to align the advisors with the interest of the stakeholders of the Company, the Board has granted the advisors restricted stock awards which vest over a period of 12 – 24 months and which are forfeited if the advisor is no longer an advisor on the anniversary of the advisory award. See Note 10 to our consolidated financial statements for additional information on our Advisory Board compensation.

Item 11.	Executive Compensation.

The following Summary Compensation Table sets forth, for the years ended December 31, 2014 and 2013, the compensation earned by our named executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards (5)	Option Awards (5)	Non-Equity Incentive Plan Compensation	All other compensation (6)	Total
Richard J. Sullivan (1), Chairman, CEO, President and	2014	$120,000	$60,000	$-	$1,920,000	$-	$19,000	$2,119,000
Assistant Secretary	2013	$60,000	$37,000	$2,960,000	$-	$-	$60,000	$3,177,000

David A. Loppert (2), Executive Vice President, CFO, Treasurer and	2014	$60,000	$30,000	$-	$960,000	$-	$-	$1,050,000
Secretary	2013	$30,000	$18,500	$1,380,000	$-	$-	$30,000	$1,458,500

William J. Delgado (3), Director, Former President, Chief Executive Officer & Chief Financial Officer, currently Executive Vice	2014	$-	$-	$-	$-	$-	$-	$-
President	2013	$50,000	$-	$260,000	$-	$-	$-	$310,000

Gary A. Gray (4),	2014	$24,000	$-	$-	$-	$-	$-	$24,000
Vice President, CTO	2013	$12,000	$2,500	$260,000	$-	$-	$10,000	$284,500

Jennifer S. Carroll	2014	$-	$-	$-	$-	$-	$-	$-
President, NACSV (7)	2013	$-	$-	$425,000	$-	$-	$-	$425,000

(1)	Mr. Sullivan was appointed Chairman, CEO, President and Assistant Secretary on August 12, 2013. Mr. Sullivan acted as a consultant to the Company from May 2012 to August 2013 and received compensation of $60,000 during this period included in the “all other compensation” column in the above table.
(2)	Mr. Loppert was appointed Executive Vice President, CFO, Treasurer and Secretary on August 12, 2013. Mr. Loppert acted as a consultant to the Company from October 2012 to August 2013 and received compensation of $30,000 during this period included in the “all other compensation” column in the above table.
(3)	Mr. Delgado was appointed Executive Vice President on August 12, 2013. Prior thereto he served as our CEO, President and CFO.
(4)	Mr. Gray was appointed Vice President, CTO on August 12, 2013. Mr. Gray acted as a consultant to the Company from May 2012 to August 2013 and received compensation of $10,000 during this period included in the “all other compensation” column in the above table.
(5)	The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with ASC 718. These amounts represent restricted stock awards granted to the named executive officers, and do not reflect the actual amounts that may be realized by those officers.
(6)	In 2014, $19,000 is for reimbursement of unallocable expenses. In 2013, the amounts for Messrs. Sullivan, Loppert and Gray is compensation paid to them during the period January – August 2013 whilst they served as consultants to the Company.
(7)	Ms. Carroll was appointed President of NACSV on December 3, 2014 and she resigned on March 7, 2015. She received no compensation from NACSV in 2014. As a senior advisor to the Company, Ms. Carroll was awarded 2,500,000 restricted shares of common stock in 2013 with a grant-date fair value of $425,000. Such expense was recognized in accordance with ASC 718 over the vesting and service period.

We have not entered into any employment agreements or arrangements with our named executive officers.

Options Granted to Named Executives

On March 5, 2014, we granted 3 million stock options under our 2014 Equity Compensation Plan to Richard J. Sullivan, our CEO, and 1.5 million stock options to David A. Loppert, our CFO. The options were granted at $0.64 per share, the grant date fair value of our common stock, vested after six months and are exercisable through March 5, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as of December 31, 2014 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers:

	Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Richard J. Sullivan	3,000,000	-	-	$0.64	3/5/2024	-	$-	-	$-
David A. Loppert	1,500,000	-	-	$0.64	3/5/2024	-	$-	-	$-
William J. Delgado	-	-	-	$-	-	-	$-	-	$-
Gary A. Gray	-	-	-	$-	-	-	$-	-	$-
Jennifer S. Carroll						104,167	$8,333	-	$-

2014 Option Exercises and Stock Vested

The following table provides information regarding options exercised and restricted stock that vested in the year ended December 31, 2014 for our named executive officers:

	Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)

Richard J. Sullivan	-	$-	1,083,333	$352,696
David A. Loppert	-	$-	666,667	$143,652
William J. Delgado	-	$-	83,333	$32,500
Gary A. Gray	-	$-	83,333	$32,500
Jennifer S. Carroll	-	$-	1,406,250	$239,062

(1)	These amounts represent the grant date fair value expense amortized in 2014, and do not reflect the actual amounts that may be realized by those officers.

Pension Benefits

None of our named executive officers is covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our named executive officers is covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

We do not have a compensation arrangement in place for members of our Board and we have not finalized any plan to compensate directors in the future for their services as directors.  We anticipate that we will develop a compensation plan for our independent directors in order to attract qualified persons and to retain them. We expect that the compensation arrangements will generally be comprised of equity awards and cash for reimbursement of expenses only; however exceptions may be made if circumstances warrant.

	Director Compensation
Name (1)	Fees earned or paid in cash	Stock awards (2)	Option awards (3)	Non-equity incentive plan compensation	All other compensation	Total($)

Arthur F. Noterman	$-	$-	$320,000	$-	$-	$320,000
Stephanie C. Sullivan	$-	$-	$320,000	$-	$-	$320,000
Stephen L. Norris (4)	$30,000	$3,600,000	$-	$-	$-	$3,630,000

(1)	Does not include directors who are named executive officers whose compensation is reflected in the Summary Compensation Table above.

(2)	Represents the fair value of the restricted stock unit award as of the grant date as computed in accordance with ASC 718, and does not reflect the actual amount that may be realized.

(3)	Represents the fair value of the award as of the grant date as computed in accordance with ASC 718, and do not reflect the actual amounts that may be realized.

(4)	Effective as of July 2, 2014, Stephen L. Norris was appointed a director of the Company In July 2014 and resigned in January 2015. We paid Mr. Norris a monthly fee of $6,000 in cash, monthly in arrears commencing July 31, 2014 through November 30, 2014.

None of our directors exercised options during the year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 26, 2015, by (i) those persons known by us to be owners of more than 5% of our Common Stock, (ii) each director (iii) our named executive officers (as disclosed in the Summary Compensation Table), and (iv) all of our executive officers and directors as a group.  Except as otherwise indicated, the address of each stockholder listed below is: c/o Global Digital Solutions, Inc. 777 South Flagler Drive, Suite 800W, West Palm Beach, FL 33401.

Name and Address of Beneficial Owner	Number of shares of Common Stock Beneficially Owned (1)	Percent of Class (%)
Officers and Directors:
Richard J. Sullivan (2)	30,240,000	27.7%
David A. Loppert (3)	9,500,000	8.7%
William J. Delgado (4)	3,322,032	3.0%
Arthur F. Noterman (5)	500,000	*
Stephanie C. Sullivan (5)	1,000,000	*
Gary A. Gray	1,500,000	1.4%
All Directors and Officers	46,062,032	42.2%

5% or Greater Shareholders:
None known

*	Less than 1%.
(1)	Applicable percentages are based on 109,170,531 shares outstanding as of March 26, 2015 and includes issued and outstanding shares of common stock as well as vested but unissued restricted shares. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting power.
(2)	Includes (a) 3,000,000 currently exercisable stock options, (b) 3,000,000 shares owned by Bay Acquisition Corp., an entity controlled by Mr. Sullivan, and (c) 530,000 shares owned by Mr. Sullivan's minor son.
(3)	Includes 1,500,000 currently exercisable stock options.
(4)	Includes (a) 3,221,032 shares owned by Bronco Communications, LLC, an entity which Mr. Delgado controls and (b) 101,000 shares owned by Mr. Delgado's minor daughter.
(5)	Includes 500,000 currently exercisable stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

Shares of our common stock that were authorized for issuance under our equity compensation plans is presented in Item 5 on page 24 of this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of our fiscal year 2013, there has not been, and there is not currently proposed, any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below:

In December 2012, we entered into a Promissory Note Purchase Agreement, under which Gabriel a De Los Reyes (the “Lender”) agree to lend us $750,000 evidenced by a secured promissory note (the “Note”) and a Security Agreement. As part of the agreement with the Lender, Bay Acquisition Corp. (aka Bay Acquisition LLC), an entity controlled by Richard J. Sullivan, our Chairman and CEO, agreed to pledge certain collateral as additional security for the loan.  In consideration for this pledge of collateral, we agreed to issue to Bay Acquisition Corp. 3,000,000 shares of our restricted common stock valued at $360,000.

In January 2013, we granted Richard J. Sullivan and David A. Loppert restricted stock grants of 3,000,000 and 5,000,000 shares of common stock, respectively.  In June 2013, we granted Richard J. Sullivan, David A. Loppert, William J. Delgado and Gary A. Gray, restricted stock grants of 10,000,000, 3,000,000, 1,000,000 and 1,000,000 shares of common stock, respectively. The grants vested in January 2014. The shares were valued at $0.12 and $0.26, respectively.

In February 2013, we granted Jennifer S. Carroll, a Senior Advisor, restricted stock grants of 2,500,000 shares of common stock valued at $0.17.

On February 4, 2014 we granted 500,000 options exercisable $0.64 per share, to each of Arthur F. Noterman and Stephanie C. Sullivan, directors. The options vested on August 4, 2014, are exercisable through February 4, 2024, and had an aggregate grant date fair value of $320,000 each.

On March 5, 2014 we granted 3,000,000 options to Richard J. Sullivan, and 1,500,000 options to David A. Loppert, exercisable $0.64 per share. The options vested on September 5, 2014, are exercisable through March 5, 2024, and had an aggregate grant date fair value of $1,920,000 and $960,0000, respectively.

On August 25, 2014 we granted Stephen L. Norris, then Chairman and CEO of our wholly owned subsidiary, GDSI International, 12 million restricted stock units (“RSU’s”) convertible into 12 million shares of the Company’s common stock, with a grant date fair market value of $3,600,000. The grant was made under our 2014 Equity Incentive Plan. Mr. Norris resigned on January 9, 2015 and forfeited the RSU’s.

On December 8, 2014, we entered into a Securities Purchase Agreement (“Charter SPA”) with Charter 804CS Solutions, Inc. (“Charter”), an affiliate of Richard J. Sullivan, our Chairman and CEO, providing for the purchase of a Convertible Promissory Note in the principal amount of $37,500 (“Charter Note”). The Charter Note: contains a $1,500 original issue discount to cover legal fees such that the cash proceeds received on the closing of Charter Note is $36,000; bears interest at the rate of 8% per annum; is due and payable on December 8, 2015; and by amendment (the “Charter Amendment”) may be converted by Charter at any time after 180 days of the date of closing into shares of Company common stock at a fixed conversion price of $0.09 per share of Common Stock. The Charter Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the note in the event of such defaults.

On December 8, 2014, we entered into a Securities Purchase Agreement (“Loppert SPA”) with David A. Loppert (“Loppert”), our Chief Financial Officer, providing for the purchase of a Convertible Promissory Note in the principal amount of $31,500 (“Loppert Note”). The Loppert Note: contains a $1,500 original issue discount to cover legal fees such that the cash proceeds received on the closing of the Loppert Note is $30,000; bears interest at the rate of 8% per annum; is due and payable on December 8, 2015; and may be converted by Loppert at any time after 180 days of the date of closing into shares of Company common stock at a conversion price of $0.09 per share of Common Stock. The Loppert also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the note in the event of such defaults.

In the twelve-month periods ended December 31, 2014 and 2013 our named executive officers were compensated as per the details in “Item 11 – Executive Compensation”, as follows:

Name	2014	2013

Richard J. Sullivan	$2,119,00	$3,177,000
David A. Loppert	1,050,000	1,458,500
William J. Delgado	-	310,000
Gary A. Gray	24,000	284,500
Jennifer S. Carroll	-	425,000

Item 14.	Principal Accounting Fees and Services.

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

The following table shows the fees for services provided by PMB, and Crow, Shields Bailey, PC (“CSB”) , NACSV’s prior accounting firm, for the years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees - GDSI (1)	$45,300	$32,500
Audit Related Fees (2)	1,500	2,465
Tax Fees (tax-related services)	-	-
All other fees (3)	-	58,556
Total GDSI Fees Paid to PMB	46,800	93,521
Audit Fees – NACSV paid to CSB (3)	71,453
Total	$118,253	$93,521

(1)	Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees — these fees relate to assistance with a registration statement.
(3)	All other fees – these fees relate to fees incurred in connection with the proposed acquisition of Airtronic and the audit of its historical financial statements.
(4)	Fees paid to Crow, Shields Bailey, PC, NACSV’s prior accountants for December 31, 2013 and 2012 audit and for review the review of the June 15, 2014 financial statements.

All services performed by PMB were performed by full-time, permanent employees.  All services provided by and all fees paid to PMB in fiscal 2014 and 2013 were pre-approved by our Board of Directors. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

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

See the Exhibit Index filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIGITAL SOLUTIONS, INC.

By:	/s/ Richard J. Sullivan
Richard J. Sullivan
Chief Executive Officer

Date:	March 30, 2015

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

Name	Title	Date

/s/ Richard J. Sullivan	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2015
Richard J. Sullivan

/s/ David A. Loppert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2015
David A. Loppert

/s/ William J. Delgado	Director, Executive Vice President	March 30, 2015
William J. Delgado

/s/ Arthur F. Noterman	Director	March 30, 2015
Arthur F. Noterman

/s/ Stephanie C. Sullivan	Director	March 30, 2015
Stephanie C. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Digital Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Global Digital Solutions, Inc. (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Digital Solutions, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

Seattle, Washington

March 30, 2015

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$160,102	$509,224
Notes receivable	-	1,465,874
Accounts receivable, net	302,400	-
Inventory	226,897	-
Prepaid expenses	81,498	122,056
Total current assets	770,897	2,097,154

Property and equipment, net	9,040	-
Intangible assets	596,471	-
Deposits	2,882	198
Total assets	$1,379,290	$2,097,352

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$281,726	$166,256
Accrued expenses	197,578	165,537
Convertible notes payable	-	529,309
Notes payable	58,258	25,000
Convertible notes payable to related parties, net of discount	40,707	-
Total current liabilities	578,269	886,102
Contingent consideration payable	648,615	-
Total Liabilities	1,226,884	886,102

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 450,000,000 and 175,000,000 shares authorized, 108,291,855 and 93,024,117 shares issued and outstanding	$108,292	$93,025
Additional paid-in capital	28,559,677	17,976,600
Accumulated deficit	(28,515,563)	(16,858,375)
Total stockholders’ equity	152,406	1,211,250
Total liabilities and stockholders' equity	$1,379,290	$2,097,352

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

Revenue	$695,022	$-

Cost of revenue	662,307	-

Gross profit	32,715	-

Operating expenses
Selling, general and administrative expenses	10,929,618	8,384,247
Other (income)/expense
Goodwill impairment loss	1,156,192	-
Gain on extinguishment of debt	(387,642)	(31,712)
Loss on disposal of fixed assets	12,500	-
Interest income	(43,182)	(59,701)
Interest expense	19,585	733,198
Total costs and expenses	11,687,071	9,026,032

Loss from continuing operations before provision for income taxes	(11,654,356)	(9,026,032)

Provision for income taxes	-	-

Loss from continuing operations	(11,654,356)	(9,026,032)

Loss from discontinued operations	(2,832)	(271,221)
Net loss	$(11,657,188)	$(9,297,253)

Loss per common share
common stockholders - basic and diluted:
Loss from continuing operations	$(0.11)	$(0.12)
Loss from discontinued operations	-	-
Net loss	$(0.11)	$(0.12)

Shares used in computing net loss per share:
Basic and diluted	101,755,501	74,484,164

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2014

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2012	-	$-	52,263,451	$52,264	$7,326,336	$(7,561,122)	$115,414	$(67,108)
Stock-based compensation expense	-	-	23,000,000	23,000	5,135,208	-	-	5,158,208
Common stock issued for debt guaranty			3,000,000	3,000	357,000			360,000
Sale of common stock	-	-	5,634,000	5,634	1,960,466	-	-	1,966,100
Shares or warrants issued for services	-	-	1,876,666	1,877	1,078,353	-	-	1,080,230
Convertible debt beneficial conversion	-	-	-	-	676,487	-	-	676,487
Warrant expense, net of discount					400,000			400,000
Common stock issued upon conversion of debt	-	-	3,000,000	3,000	747,000	-	-	750,000
Common stock issued upon exercise of warrants	-	-	4,250,000	4,250	420,750	-	-	425,000
Stock subscription receivable	-	-	-	-	(125,000)	-	-	(125,000)
Loss on disposal of discontinued operations	-	-	-	-	-	-	(115,414)	(115,414)
Net loss	-	-	-	-		(9,297,253)	-	(9,297,253)
Balance, December 31, 2013	-	-	93,024,117	93,025	17,976,600	(16,858,375)	-	1,211,250
Stock-based compensation expense	-	-	8,937,503	8,937	7,678,629			7,687,566
Common stock issued for acquisition of business	-	-	3,280,235	3,280	1,078,665			1,081,945
Shares or warrants issued for services	-	-	1,250,000	1,250	1,007,918			1,009,168
Common stock issued for services in connection with acquisitions			1,800,000	1,800	662,200			664,000
Stock subscription received	-	-			125,000			125,000
Beneficial conversion feature of convertible notes	-	-			30,665			30,665
Net loss	-	-				(11,657,188)		(11,657,188)
Balance, December 31, 2014	-	$-	108,291,855	$108,292	$28,559,677	$(28,515,563)	$-	$152,406

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
Operating Activities
Net loss	$(11,657,188)	$(9,297,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,694	-
Gain on extinguishment of debt	(387,642)	-
Loss on disposal of fixed assets	12,500	-
Goodwill impairment loss	1,156,192	-
Stock- based compensation expense	7,687,566	5,158,208
Common stock and warrants issued in payment of services	1,009,168	1,080,230
Non cash acquisition expense settled with shares	664,000	-
Non-cash discount on price of shares issued	65,572	-
Convertible debt discount amortization	2,011	-
Non cash interest expense	11,696	-
Beneficial conversion feature of debt and warrant	-	676,487
Debt guaranty settled by issuing common stock	-	360,000
Amortization of warrant expense	-	750,000
Changes in operating assets and liabilities:
Accounts receivable	68,081	-
Inventory	(256,991)	-
Costs in excess of billings	570,787	-
Prepaid expenses	66,561	(122,056)
Accounts payable	151,193	166,101
Accrued expenses	34,129	(807)
Billings in excess of costs	13,631	-
Cash provided by discontinued operations	-	245,745
Net cash used in operating activities	(708,040)	(983,345)

Investing Activities
Repayment of loans to Airtronic USA, Inc.	1,465,874	-
Loans to Airtronic USA, Inc.	-	(1,465,874)
Payment for NACSV, net of cash acquired	(864,575)	-
Deposits	(2,684)	(198)
Net cash provided by (used in) investing activities	598,615	(1,466,072)

Financing Activities
Proceeds from the sale of common stock	-	1,966,100
Proceeds from the exercise of warrants	125,000	300,000
Proceeds from notes payable	162,242	374,900
Payments on notes payable	(376,939)	(67,500)
Payment on convertible notes	(150,000)	-
Net cash provided by (used in) financing activities	(239,697)	2,573,500

Net increase (decrease) in cash and cash equivalents	(349,122)	124,083
Cash and cash equivalents at beginning of year	509,224	385,141

Cash and cash equivalents at end of period	$160,102	$509,224
	-	-
Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$5,878	$-
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities
Purchase of NACSV with common shares	$1,081,945	$-
Debt settled with shares of common stock	$-	$750,000

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 1 – Organization, Liquidity and Summary of Significant Accounting Policies

Organization and History

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995.  In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc., Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. Our mission was to target the United States government contract marketplace for audio and video services. Due to capital constraints our operations team focused mainly in Northern California. On May 1, 2012, we made the decision to wind down our operations in the telecommunications area and to refocus our efforts in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013 we were actively involved in managing Airtronic USA, Inc., and effective as of June 16, 2014 we acquired North American Custom Specialty Vehicles (“NACSV”).

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, NACSV, GDSI Florida, LLC and Global Digital Solutions, LLC, dba GDSI International. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, fair value of convertible debt and derivative liabilities, income taxes and share-based compensation expense.

Financial Condition and Liquidity

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the year ended December 31, 2014 we incurred a net loss of $11,657,188, used net cash of $708,040 to fund operating activities, and net cash of $239,697 for financing activities. At December 31, 2014, we had an accumulated deficit of $28,515,563, cash and cash equivalents of $160,102, working capital of $192,628 and stockholders’ equity of $152,406. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of our core business. Management’s plans in order to meet our operating cash flow requirements include (i) financing activities such as private placements of common stock, and issuances of debt and convertible debt instruments, (ii) the establishment of strategic relationships which we expect will lead to the generation of additional revenue or acquisition opportunities and (iii) the acquisition of additional businesses that provide complementary security and technology solutions.

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. Subsequent to December 31, 2014, we have entered into a series of convertible debt financings and received net proceeds of $471,630, and we expect to raise additional funds through additional convertible debt offerings in the future. See Note 16, Subsequent Events.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue pending acquisitions and raise the funds necessary to complete such acquisitions as described in this Form 10-K. The outcome of these matters cannot be predicted at this time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Allowance for doubtful accounts was $104,085 at December 31, 2014.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable.

Inventory

Inventory consists of the in progress mobile command units and is stated at the lower of cost (first-in, first-out) or market.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. Currently, we operate in only one reporting unit. Our goodwill arose from our acquisition of NACSV in June 2014, as more fully discussed in Notes 2 and 3. Intangible assets deemed to have an indefinite life such as goodwill are not amortized, but instead are reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2014, other than goodwill, we have no intangible assets with indefinite lives. We tested our goodwill for impairment during the fourth quarter as a part of our annual business planning cycle. Goodwill is also tested between testing dates if an impairment condition or event is determined to have occurred. As a result of our annual assessment, we determined that the implied value of our existing goodwill was nil and, therefore, we recorded a $1,156,192 goodwill impairment charge in the fourth quarter of 2014. In performing our assessment, we placed emphasis on the estimated future cash flows from NACSV’s operations, which had declined from our initial expectations in part due to recent changes in its senior management, changes in the customer base, and the reduction in the existing backlog of customer orders. We based our valuation on the income valuation approach using a discounted cash flow model.

We have one other intangible asset consisting of customer relationships, which is being amortized over its expected economic life of five years. The life was determined based upon the expected use of the asset, and other contractual provisions associated with the asset, the estimated average life of NACSV’s products, the stability of the industry, and other factors deemed appropriate. In accordance with ASC 350 and ASC 360, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful life of our customer relationships asset may warrant revision or that the remaining balance of such asset may not be recoverable. We use an estimate of the related discounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. See Note 3 for more information regarding goodwill and intangible assets.

Fair Value Measurements

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value due to their relatively short maturities.

Convertible Notes With Variable Conversion Options

We have entered into convertible notes with related parties that contain a variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into shares of our common stock at a fixed price which represented a 30% discount to the price of our common stock at the time of issuance. We measure the fair value of the notes at the time of issuance, which is the result of the share price conversion discount, and record the discount (beneficial conversion feature) as a reduction of debt. We then accrete the discount as interest expense utilizing the effective interest rate method over the life of the debt.

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

Revenue and Cost Recognition

In accordance with U.S. generally accepted accounting principles, the revenue under fixed-price contracts is accounted for on the percentage-of-completion method.  This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim. Because of inherent uncertainties in estimating costs, it is possible that the estimates used will change within the near-term.

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

Advertising

All advertising costs are expensed as incurred.

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

The Company’s accounting policy for equity instruments issued to advisors, consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the advisor, consultant or vendor is reached or (ii) the date at which the advisor, consultant or vendor’s performance is complete. In the case of equity instruments issued to advisors and consultants, the fair value of the equity instrument is recognized over the term of the advisor or consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable.

Basic and Fully Diluted Loss Per Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since we have incurred losses attributable to common stockholders during each of the two years ended December 31, 2014 and 2013, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of convertible debt and incremental shares issuable upon exercise of warrants and options to the extent that the average fair value of our common stock for each period is greater than the exercise price of the warrants.

Contingent consideration for business acquisitions

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. At each reporting date, the contingent consideration obligation is revalued to its estimated fair value and changes in fair value subsequent to the acquisition are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

Deferred financing fees

The Company amortizes the cost incurred to obtain debt financing using the straight-line method over the term of the underlying obligations.  The amortization of deferred financing costs is included in interest expense.  The Company recognized $5,011 and $393,243 of expense related to the amortization of deferred financing costs during the years ended December 31, 2014 and 2013, respectively.

Subsequent Events

We evaluate events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure.

Reclassifications

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 presentation.

New Accounting Standards Issued But Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on its consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.   The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance supersedes most of the current revenue recognition requirements, and will be effective January 1, 2017. We are is currently evaluating the impact this guidance, including the method of implementation, will have on our financial position, results of operations and cash flows, among other items.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities are required to apply the standard for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company is currently assessing the impact of this new guidance.

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

Note 2 – Acquisition of North American Custom Specialty Vehicles (“NACSV”)

On June 16, 2014, we acquired all of the outstanding membership interest of NACSV in a transaction accounted for using the purchase method of accounting (the “Acquisition”). NACSV specializes in building mobile emergency operations centers (“MEOC’s”) and specialty vehicles for emergency management, first responders, national security and law enforcement operations.

As consideration for the consummation of the Acquisition, at the closing of the Acquisition, the Company paid $1,000,000 in cash to the selling members, and issued them 645,161 shares of the Company’s common stock valued at $200,000 (the “Stock Consideration”). In connection with the Acquisition, the Company is required to make a true-up payment of the excess of total assets over $1.2 million, valued at $816,373 payable in shares of the Company’s common stock (the “True-Up Payment”), and additional consideration as certain events or transactions occur in the future, up to a maximum of $2.4 million, payable in shares of the Company’s common stock or in cash at the seller’s option (the “Contingent Consideration”). Additionally, the Company issued 1.8 million shares of common stock for acquisition services rendered in conjunction with the Acquisition valued at $664,000. The Company recorded nonrecurring charges of $843,488 during the year ended December 31, 2014 related to the direct costs of the Acquisition, consisting of the $664,000 value of the shares of common stock issued for acquisition services and $179,488 of cash costs for legal, accounting fees and due diligence fees which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The purchase price of the Acquisition totaled $2,713,079, comprised of $1,000,000 in cash, the Stock Consideration of $200,000, the True-Up Payment of $816,373, and the fair value of the Contingent Consideration of $696,706. The fair value of the Contingent Consideration was estimated based upon the present value of the expected future payouts. On October 17, 2014, we issued 2,635,074 shares of our common stock valued at $0.31 as settlement for the True-Up Payment.

Under the purchase method of accounting, the purchase price of the Acquisition was allocated to NACSV’s net tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values as of the date of the completion of the Acquisition, as follows:

Assets Acquired:
Cash and cash equivalents	$135,425
Accounts receivable, net	370,481
Inventory	73,140
Prepaid expenses	26,004
Costs in excess of billings	570,787
Property and equipment, net	68,157
Customer relationships	668,940
Goodwill	1,156,192
3,069,126
Liabilities assumed:
Accounts payable	35,724
Accrued expenses	2,087
Notes payable	304,605
Billings in excess of costs	13,631
356,047
Total purchase price	$2,713,079

The fair values of certain assets and liabilities have been determined by management. No portion of the intangible assets, including goodwill, is expected to be deductible for tax purposes.

The results of operations of NACSV are included in the Company’s consolidated statements of operations from the date of the acquisition of June 16, 2014, including approximately $205,700 of revenue and approximately $317,000 of net loss. The following unaudited supplemental pro forma information assumes that the Acquisition had occurred as of January 1, 2014 and as of January 1, 2013:

	Year-ended December 31,
	2014	2013

Revenue	$2,658,798	$5,172,955
Net Loss	$(11,255,057)	$(9,509,974)
Loss per common share - basic and diluted	$(0.11)	$(0.13)

The unaudited pro forma financial information is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the dates indicated or that may result in the future.

Note 3 - Goodwill and Intangible Assets

Goodwill

Goodwill consists of the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired businesses. In accordance with ASC 350, “Intangibles — Goodwill and Other,” we do not amortize goodwill. Instead, we are required to test goodwill for impairment annually as part of our annual business planning cycle during the fourth quarter of each year or earlier depending on specific changes in conditions surrounding our reporting units. We currently operate in only one reporting unit. Goodwill arose in connection with our acquisition of NACSV in June 2014, which is more fully discussed in Note 2. We do not presently have any other intangible assets with indefinite lives.

In testing our goodwill during the fourth quarter of 2014, we used an income valuation approach based on information currently available. The approach considered the likelihood of future cash flows that we expect our NACSV business to generate over the next ten years, along with a terminal value based on a long-term sustainable growth rate subsequent to 2015 of 1%, which were discounted using a 20% discount rate. Based on our analysis, the implied value of our goodwill was nil and, accordingly, we recorded a goodwill impairment charge of as of December 31, 2014 as follows:

	December 31,
	2014	2013
Beginning balance	$—	$—
Acquired goodwill (see Note 2)	1,156,192	—
Goodwill impairment loss	(1,156,192)	—
Ending balance	$—	$—

Intangible Asset

Our intangible asset consists of customer relationships that we acquired in connection with the acquisition of NACSV in June 2014. Customer relationships is carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life of five years as follows (we did not have any intangible assets with finite lives during 2013):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$668,940	$(72,469)	$596,471

Amortization of intangible assets amounted to $72,469 for the year ended December 31, 2014. Estimated future amortization expense is as follows:

2015	$133,788
2016	133,788
2017	133,788
2018	133,788
2019	61,319
$596,471

In accordance with ASC 360-10, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful life of our customer relationships asset may warrant revision or that the remaining balance of such asset may not be recoverable. We use an estimate of the related discounted cash flows attributable to such asset over the remaining life of the asset in measuring whether the asset is recoverable.

Note 4 – Financial Instruments

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2014 and 2013 consist of the following:

	2014	2013
Cash in bank	$160,102	$509,224
Cash and cash equivalents	$160,102	$509,224

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

Note 5 – Fair Value Measurements

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

We had no Level 1 or Level 2 assets or liabilities at December 31, 2014 and 2013. The following table sets forth our Level 3 assets and liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2014 and 2013, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	December 31,
	2014	2013
Assets:
Non-recurring: Goodwill	$—	$—

Liabilities:
Recurring: Contingent Consideration	$648,615	$—

The following is a summary of activity of Level 3 assets and liabilities for the twelve months ended December 31, 2014:

Goodwill
Assets:
Balance December 31, 2013	$-
Goodwill acquired	1,156,192
Goodwill impairment loss	(1,156,192)
Balance, December 31, 2014	$-

Contingent Consideration
Liabilities:
Balance at December 31, 2013	$-
Contingent consideration	696,706
Offset amounts due from NACSV seller	(48,091)
Balance, December 31, 2014	$648,615

Contingent Consideration

ASC Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement and discount the liabilities to present value using a weighted-average cost of capital. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to its estimated fair value, and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

As of December 31, 2014, contingent consideration included in the other current liabilities on the consolidated balance sheet totaled $648,615.

Note 6 – Inventory

Inventory consists of the following at December 31, 2014:

2014
Trailer inventory	$187,881
Work in process	226,897
414,778
Less: Reserve for inventory loss	(187,881)
$226,897

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

On October 2, 2013, Airtronic’s amended plan of reorganization (the “Plan”) was confirmed by the Court, but the Plan was never substantially consummated and was terminated.  Under the terms of the Plan, Airtronic needed to close the Merger with the Company on or before December 2, 2013 which Airtronic refused to do, and, as a result, the Plan terminated and the reorganized Airtronic re-vested in the bankruptcy estate of Airtronic as a debtor-in-possession.

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

Note 8 – Notes Payable

Convertible Notes Payable

Convertible notes payable at December 31, 2014 and December 31, 2013 consisted of the following:

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

The $360,000 fair value of the Warrant was calculated using a Black-Scholes pricing model. We calculated that the fair market value of the beneficial conversion feature (“BCF”) of the Note at $393,243, and we amortized the BCF over the life of the loan using the effective interest rate method.  At December 31, 2013 the discount was fully amortized to interest expense.

Notes payable at December 31, 2014 and 2013 consist of the following:

	Collateral	Interest	Monthly		December 31,
Type	(if any)	Rate	Payments	Maturity	2014	2013
Premium finance agreement	None	5.35%	$9,862	Jun-15	$58,258	$-
Private	None	10.00%	$-	May-13	-	20,000
Private	None	5.00%	$-	Demand	-	5,000
Notes payable					$58,258	$25,000

On May 22, 2014 we paid off the balance outstanding on two notes payable for $20,000 and $5,000, respectively. In September 2014 we entered into a premium finance agreement bearing interest at 5.35% with 10 equal monthly payments of principal and interest of $9,862.

Convertible Notes Payable to Related Parties

Convertible notes payable to related parties at December 31, 2014 consist of the following:

2014
Convertible note payable to an entity controlled by our Chairman and CEO, bears interest at 8% per annum, due December 8, 2016. After June 6, 2015, at the option of the holder, principal plus accrued interest is convertible into shares of our common stock at $0.09 per share.	$37,500
Convertible note payable to our CFO, bears interest at 8% per annum, due December 8, 2016. After June 6, 2015, at the option of the holder, principal plus accrued interest is convertible into shares of our common stock at $0.09 per share.	31,500
69,000
Add: Accrued interest	363
Less: Unamortized debt discount	(28,656)
Convertible notes payable to related parties at December 31,	$40,707

The 8% convertible notes payable to related parties are convertible into common stock at the rate of $0.09 per share. The Company has determined that the conversion feature is considered a beneficial conversion feature and determined its value to be $30,667 as of December 8, 2014, which the Company recorded as a debt discount to the notes. As of December 31, 2014 the Company owed principal of $69,000 and accrued interest of $363 on these notes.

Note 9 – Commitments and Contingencies

Legal Proceedings terminated in the fourth quarter of 2014

On January 9, 2014, the Company filed a lawsuit against Merriellyn Kett Murphy (“Kett”) asserting three causes of action against her: Tortious Interference with Contract and/or with Prospective Economic Advantage; Fraudulent Inducement; and Negligent Misrepresentation.  On May 30, 2014, the Company amended its Complaint to allege four causes of action against Kett: Tortious Interference with Contract and/or with Prospective Economic Advantage; Fraudulent Inducement; Fraudulent Concealment; and Civil Conspiracy. Kett was the CEO, President and sole director and stockholder of Airtronic. The Company had entered into a merger agreement with Airtronic and Kett had made numerous representations to the Company that she would close the merger if the Company met her personal demands, which the Company did.  Nonetheless, Kett refused to close the merger.  The case, captioned Global Digital Solutions, Inc. v. Merriellyn Kett Murphy, was filed in Palm Beach County Circuit Court and Kett later removed it to Federal Court in the Southern District of Florida.  The case number is 14-cv-80190-DTKH (the “Case”). The Company was seeking a judgment against Kett, damages, costs and such other relief as may be awarded by the court. On October 27, 2014, Kett filed a counterclaim against the Company alleging fraud and civil conspiracy seeking damages based on her allegation that the merger prevented her from getting a better personal employment contract on the open market.  The Company denied Kett’s allegations.

On December 11, 2014 the Company and Kett (collectively, the “Parties”) entered into a Confidential Settlement Agreement to settle their disputes. The disputes between the Parties have been resolved, with all of the claims and counterclaims dismissed, with a payment by Kett of a confidential amount to the Company, which amount is in keeping with recognition of the expense of litigation, the likely inability to collect any judgment due to financial status, and the prior assignment to Airtronic of Kett’s proprietary rights to intellectual property relating to Airtronic. Accordingly the Case has been dismissed by the Parties with prejudice.

See Note 16 - Subsequent Events, for litigation instituted after December 31, 2014.

Price Protection

In connection with our acquisition of NACSV, we granted the sellers “price protection” for the shares of restricted common stock they received at the closing of the transaction. If the sellers sell any such shares of our common stock in arm’s-length transactions within the 12 month period commencing June 16, 2014, and if the average selling price of the shares sold is less than $0.31 per share, then the Company shall deliver to the sellers, within 30 days following a request from the sellers, additional shares of our common stock having a market price at the time of delivery equal to the excess if any of (x) the sales price the sellers would have received if the shares had sold for $0.31 per share minus the actual sales price received by the sellers; divided by (y) the actual price per share received by the sellers. At December 21, 2014, the market price of our common stock was $0.13. Therefore, had the sellers sold the 645,161 shares of the restricted common stock they received at $0.08 per share, we would have been required to issue an additional 1,854,838 shares valued at $.08 per share or $148,387.

Operating Leases

In August 2013 we entered into a twelve-month lease for a virtual office in West Palm Beach, Florida at a monthly rental of $299 plus taxes. The lease automatically renewed for an additional twelve months on its anniversary unless terminated in writing 30 days in advance.

On January 1, 2015, NACSV renewed a lease agreement for one building under a year-to-year operating lease with monthly rent payments totaling $8,748 in January 2015 and $5,637 for February – December, 2015. The lease provides that either party may cancel it on thirty days notice. In September 2014, NACSV entered into a 12-month operating lease for a condominium for a vice president with monthly rent payments of $2,160.

Future minimum lease payments on all operating leases at December 31, 2014 are $82,510.

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

Effective July 1, 2014, we entered into a 12-month consulting agreement with the consultant pursuant to which the consultant would provide investor relations services. The consultant was issued 1,000,000 shares of restricted shares of common stock with a grant date value of $330,000 and was expensed to services on the grant date as the shares all vested upon grant.

Effective July 1, 2014, we entered into a 12-month consulting agreement with the consultant pursuant to which the consultant would provide investor relations services. The consultant was issued 500,000 shares of restricted shares of common stock with a grant date value of $150,000 which is being expensed over the twelve-month term of the agreement. At December 31, 2014, 250,000 shares had vested and 250,000 shares were unvested. The unvested shares had no intrinsic value.

Note 10 - Stockholders’ Equity

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At December 31, 2014 and 2013, no shares of preferred stock were outstanding.

Common Stock

We are authorized to issue 450,000,000 shares of common stock, $0.001 par value per share. At December 31, 2014 and 2013, 108,291,855 and 93,024,117 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively

During the years ended December 31, 2014 and 2013, we issued the following shares of common stock, and accounted for shares that vested but were unissued under stock compensation plans as follows:

In Consideration For	Date of Issue	Number of Shares	Issue Price
2013
Services	01/01/13	1,000,666	$0.10
Stock-based compensation	01/10/13	11,000,000	$0.12	(1)
Services	04/15/13	500,000	$0.10
Private placement	04/15/13	250,000	$0.10
Private placement	05/31/13	200,000	$0.25
Private placement	06/06/13	2,150,000	$0.25
Services	06/25/13	310,000	$0.50
Stock based compensation	06/25/13	15,000,000	$0.26	(1)
Private placement	06/25/13	408,000	$0.45
Private placement	06/30/13	260,000	$0.50
Note conversion	07/01/13	3,000,000	$0.25
Warrant exercise	08/19/13	3,000,000	$0.10
Private Placement	09/20/13	1,100,000	$0.45
Private Placement	09/25/13	1,100,000	$0.45
Services	09/25/13	66,000	$0.45
Private Placement	11/11/13	100,000	$0.05
Services	12/11/13	66,000	$0.001
Warrant Exercise	12/18/13	1,250,000	$0.10
Net change in shares issued		40,760,666
2014
Stock based compensation	01/01/14	1,500,000	$0.88	(1)
Stock based compensation	02/04/14	5,000,000	$0.17	(1)
Stock based compensation	02/04/14	1,500,000	$0.64	(1)
Acquisition services	05/15/14	500,000	$0.47	(2)
Acquisition services	09/15/14	1,300,000	$0.33	(2)
Acquisition of NACSV	06/16/14	645,161	$0.31	(2)
Consulting Services	08/19/14	1,000,000	$0.33
Consulting Services	08/19/14	500,000	$0.30
Issued restricted stock award shares forfeited and cancelled	06/03/14	(1,500,000)	$0.001
True Up Payment - NACSV	10/17/14	2,635,074	$0.31	(2)
Vested but unissued shares issued in connection with awards granted under equity compensation plans	Various	2,187,503	$0.001
Net change in shares issued		15,267,738

(1)	Stock-based compensation was calculated at fair value on the grant date and the expense is being amortized over the vesting period and service period. Amount shown is par value of shares issued.

(2)

Issued at $0.31 per share. The fair market value on the date of issuance was $0.33 per share and the Company recognized an acquisition expense of $12,903 related to the $0.02 share discount.

As consideration for the consummation of the Acquisition, at the closing of the Acquisition, the Company paid $1,000,000 in cash to the selling members, and issued them 645,161 shares of the Company’s common stock valued at $200,000 (the “Stock Consideration”). Subsequent to the closing, we issued an additional 2,635,074 shares for the “True-Up” valued at $869,042. In connection with the Acquisition, the Company issued 1,800,000 shares of common stock valued at $664,000 for acquisition services.

Common Stock Warrants

We have issued warrants, which are fully vested and available for exercise, as follows:

Class of Warrant	Issued in connection with or for	Number Outstanding		Exercise Price	Date of Issue	Date Vest	Date of Expiration
A-1	Debt	1,750,000	(1)	$0.10	December 2012	December 2013	December 2015
A-2	Services	1,000,000		$0.15	May 2013	May 2014	May 2018
A-3	Services	500,000		$0.50	June 2013	June 2014	June 2018
A-4	Services	1,000,000		$1.00	October 2013	October 2013	October 2016

(1)	– 1,250,000 warrants were exercised in 2013.

We recognize compensation costs of $604,168 related to the amortization of the fair value of the warrants in the year ended December 31, 2014. At December 31, 2014 the fair value of warrants had been fully amortized.

All warrants are exercisable at any time through the date of expiration. All agreements provides for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis.

The following is a summary of outstanding and exercisable warrants at December 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 12/31/14	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/14	Weighted Average Exercise Price
$0.10	1,750,000	1.0	$0.10	1,750,000	$0.10
$0.15	1,000,000	3.3	$0.15	1,000,000	$0.15
$0.50	500,000	3.5	$0.50	500,000	$0.50
$1.00	1,000,000	1.8	$1.00	1,000,000	$1.00
$0.37	4,250,000	2.40	$0.37	4,250,000	$0.37

The intrinsic value of warrants outstanding at December 31, 2014 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

We determined the value of warrants issued using the Black-Scholes-Merton (“BSM”) valuation model

Warrant	Fair Value	Dividend Yield	Volatility	Contractual Lives (Yrs.)	Risk-Free Rate
A-1	$210,000	0.00%	593.00%	2.0	1.58%
A-2	$300,000	0.00%	593.00%	5.0	0.84%
A-3	$250,000	0.00%	598.12%	5.0	1.20%
A-4	$800,000	0.00%	647.97%	3.0	0.64%

The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is estimated based on the historical volatility of the Company’s common stock. The risk free interest rate is estimated based on the U.S. Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. The expected dividend yield is 0% based on the fact that we have never paid dividends and have no present intention to pay dividends

Stock Incentive Plans

2014 Global Digital Solutions Equity Incentive Plan

On May 9, 2014 our shareholders approved the 2014 Global Digital Solutions Equity Incentive Plan (“Plan”) and reserved 20,000,000 shares of our common stock for issuance pursuant to awards thereunder, including options, stock appreciation right, restricted stock, restricted stock units, performance awards, dividend equivalents, or other stock-based awards. The Plan is intended as an incentive, to retain in the employ of the Company, our directors, officers, employees, consultants and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

In accordance with the ACS 718, Compensation – Stock Compensation, awards granted are valued at fair value at the grant date. The Company recognizes compensation expense on a pro rata straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms.  The Company recognizes the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change.  The Company has not capitalized any portion of its stock-based compensation.

Stock-based compensation expense for the years ended December 31, 2014 and 2013 is comprised as follows:

	2014	2013
Fair value expense of stock option grants	$3,527,620	$-
Fair value expense of restricted stock unit grants	1,112,934	-
Fair value expense of restricted stock grants	3,047,012	5,158,208
	$7,687,566	$5,158,208

Awards Issued Under Stock Incentive Plans

Stock Option Activity

We granted 5,840,000 options to directors and employees during the year ended December 31, 2014 resulting in stock- based compensation expense of $3,527,620 for the year ended December 31, 2014. The options are exercisable at prices ranging from $0.11 to $0.64 and expire in between February 2024 and September 2024.

A summary of the stock option activity for our stock options plans for 2014 is as follows:

	Weighted Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	-	-	-
Options granted	5,840,000	$0.61	9.6	$-
Options exercised	-
Options forfeited	-
Outstanding at December 31, 2014	5,840,000	$0.61	9.6	$-
Exercisable at December 31, 2014	5,500,000	$0.64	9.1	$-

We account for our stock-based compensation plans in accordance with ASC 718-10. Under the provisions of ASC 718-10, the fair value of each stock option is estimated on the date of grant using a BSM option-pricing formula, and amortizing that value to expense over the expected performance or service periods using the straight-line attribution method. The weighted average values of the assumptions used to value the options granted in the year ended December 31, 2014 were as follows: exercise price of $0.11 and $0.64, expected term of 10 years, expected volatility of 684.6%, risk-free interest rates of 1.83%, and expected dividend yield of 0%. The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is estimated based on the historical volatility of the Company’s common stock. The risk free interest rate is estimated based on the U.S. Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. The expected dividend yield is 0% based on the fact that we have never paid dividends and have no present intention to pay dividends

As of December 31, 2014, there was $29,781 of total unrecognized stock-based compensation cost related to these stock options that will be recognized through August 2017. The intrinsic value of options outstanding at December 31, 2014 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

Restricted Stock Units

In August 2014 we granted Stephen L. Norris, then Chairman and CEO of our wholly owned subsidiary, GDSI International, 12 million restricted stock units (“RSU’s”) convertible into 12 million shares of the Company’s common stock, with a grant date fair market value of $3,600,000 as of July 1, 2014, the effective grant date. The grant was made under our 2014 Equity Incentive Plan. 4,000,000 RSU’s will vest in respect of each fiscal year of GDSI International from 2015 through 2017 if the company has achieved at least 90% of the total revenue targets set forth in the agreement.  If less than 90% of the target is achieved in respect of any such fiscal year, then the number of RSU’s vesting for that fiscal year shall be 4,000,000 times the applicable percentage shown below; provided that, if the company shall exceed 100% of the revenue target for the 2016 or 2017 fiscal year, and shall have failed to reach 90% of the target for a prior fiscal year, the excess over 100% shall be applied to reduce the deficiency in the prior year(s), and an additional number of RSU’s shall vest to reflect the increased revenue for such prior fiscal year.  Any such excess shall be applied first to reduce any deficiency for the 2015 fiscal year and then for the 2016 fiscal year.  The vesting of the RSU’s shall be effective upon the issuance of the audited financial statements of the Company for the applicable fiscal year, and shall be based upon the total revenue of GDSI International as reflected in such financial statements. Effective January 9, 2015, Mr. Norris resigned and forfeited all rights in and to his RSU’s.

On October 10, 2014 we granted an employee 1 million RSU’s convertible into 1 million shares of the Company’s common stock, with a grant date fair market value of $100,000. The grant was made under our 2014 Equity Incentive Plan. 333,333 RSU’s will vest in respect of each calendar year (commencing January 1 and ending December 31) of the Company from 2015 through 2017 if the company has achieved at least 90% of the total revenue and EBITDA midpoint targets set forth in the agreement.  If less than 90% of the target is achieved in respect of any such fiscal year, then the number of RSU’s vesting for that fiscal year shall be 333,333 times the applicable percentage set forth in the agreement; provided that, if the company shall exceed 100% of the revenue and EBITDA midpoint target for the 2016 or 2017 calendar year, and shall have failed to reach 90% of the target for a prior calendar year, the excess over 100% shall be applied to reduce the deficiency in the prior year(s), and an additional number of RSU’s shall vest to reflect the increased revenue for such prior calendar year.  Any such excess shall be applied first to reduce any deficiency for the 2015 calendar year and then for the 2016 calendar year.  The vesting of the RSU’s shall be effective upon the issuance of the audited financial statements of the Company for the applicable calendar year, and shall be based upon the total revenue and EBITDA of the acquired companies as reflected in such financial statements.

A summary of RSU’s outstanding as of December 31, 2014 and changes during the year then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2013	-	-	-
Issued	13,000,000	$0.28	$0.00
Vested	-
Forfeited	-
Nonvested at December 31, 2014	13,000,000	$0.28	$0.00

We recorded stock-based compensation expense related to these RSU’s of $1,112,934 for the year ended December 31, 2014. On January 9, 2015, a recipient of 12 million RSU’s resigned from the Board of Directors of and as an officer of the Company, and consequently forfeited his 12 million RSU’s. As of December 31, 2014, after taking into account the forfeited 12 million RSU’s, there was $81,945 of total unrecognized stock-based compensation expense related to 1 million unvested RSU’s that will be recognized on a straight-line basis over the performance periods of the award through December 2017. The aggregate intrinsic value of nonvested RSU’s was $0 at December 31, 2014.

Awards Not Issued Under Stock Incentive Plans

Restricted Stock Grants Awarded to Employees

Since January 2013, we have granted restricted stock to officers in lieu of cash compensation as follows:

					December 31, 2014
Name	Date of Grant	Number of Shares	Vest from	Vest To	Vested	Unvested	Forfeited

Richard J. Sullivan	1/10/13	3,000,000	1/10/13	1/31/14	3,000,000	-	-
	6/2/13	10,000,000	6/2/13	1/31/14	10,000,000	-	-

David A. Loppert	1/10/13	5,000,000	1/10/13	1/31/14	5,000,000	-	-
	6/2/13	3,000,000	6/2/13	1/31/14	3,000,000	-	-

Gary A. Gray	6/2/13	1,000,000	6/2/13	1/31/14	1,000,000	-	-

William J. Delgado	6/2/13	1,000,000	6/2/13	1/31/14	1,000,000	-	-

		23,000,000			23,000,0000	-	-

In January 2013, we granted Richard J. Sullivan, our Chairman and CEO and David A. Loppert, Our CFO, restricted stock grants of 3,000,000 and 5,000,000 shares of common stock, respectively for services rendered to the Company in negotiating a the bridge loan discussed under notes payable in Note 8, and for Mr. Loppert’s work with Airtronic in structuring the DIP loan to it.  3 million of the shares to Mr. Sullivan and Mr. Loppert vested upon the funding of the $750,000 bridge loan to the Company to provide the initial DIP loan to Airtronic and an additional 2 million shares to Mr. Loppert vested at the time that the bankruptcy court approved the bridge loan modification and ratification agreement between the Company and Airtronic. The shares were valued at $0.12 per share, and the aggregate grant date fair value was $960,000 which was recognized as stock-based compensation on a straight line basis over the vesting period.

In June 2013, we granted Richard J. Sullivan, David A. Loppert, William J. Delgado and Gary A. Gray restricted stock grants of 10,000,000, 3,000,000, 1,000,000 and 1,000,000 shares of common stock, respectively. The grants were fully vested in January 2014. The shares were valued at $0.12 per share, and the aggregate grant date fair value was $3,900,000 which was recognized as stock-based compensation on a straight line basis over the vesting period.

Restricted Stock Grants Awarded to Advisors

In order to align our senior advisors with the interest of the stakeholders of the Company, the Board of Directors of the Company has granted the advisors restricted stock awards valued at $0.17 to $0.364 per share which vest over a period of 12 – 24 months, subject to remaining and advisor for a minimum of twelve months, and which are forfeited if the advisor is terminated or is no longer an advisor on the anniversary of the advisory award, as follows:

					December 31, 2014
Name	Date of Grant	Number of Shares	Vest from	Vest To	Vested	Unvested	Forfeited

Edwin J. Wang	4/17/13	1,250,000	4/30/13	3/31/14	1,250,000	-	-
	4/17/13	1,250,000	2/28/14	1/31/15	1,145,834	104,166	-
	2/4/14	1,500,000	2/4/14	1/31/15	1,375,000	125,000	-

Jennifer S. Carroll	4/17/13	1,250,000	4/30/13	3/31/14	1,250,000	-	-
	4/17/13	1,250,000	2/28/14	1/31/15	1,145,833	104,167	-

Mathew Kelley	4/17/13	1,250,000	4/30/13	3/31/14	1,250,000	-	-
	4/17/13	1,250,000	2/28/14	1/31/15	1,145,833	104,167	-

Scott Brown (1)	9/9/13	1,500,000	9/1/13	8/31/14	-	-	1,500,000

Richard J. Feldman	4/30/14	500,000	4/30/14	3/30/15	375,000	125,000	-
		500,000	4/30/15	3/30/16

Thomas W. Janes (2)	5/7/14	500,000	5/7/14	4/30/14	-	-	500,000
		500,000	5/30/15	4/30/16	-	-	N/A
		11,500,000			8,937,500	562,500	2,000,000

(1)	Mr. Brown resigned from the advisory board in June 2014. Since he had not been an advisor for the minimum period, the shares had not vested, were forfeited, returned to treasury and cancelled.

(2)	Forfeited in September 2014 upon termination as an advisor.

A summary of restricted stock grants outstanding as of December 31, 2013 and 2014, and the changes during the twelve months then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2012	-		-
Granted	28,250,000	$0.24
Vested	(23,284,226)
Forfeited	-
Nonvested at December 31, 2013	4,965,774	-	$0.00
Granted	6,250,000	$0.33
Vested	(8,653,274)
Forfeited	(2,000,000)
Nonvested at December 31, 2014	562,500	$0.28	$0.00

We recorded stock-based compensation expense related to these restricted stock grants of $3,047,012 and $5,158,208 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 there was $420,633 of total unrecognized stock-based compensation expense related to these restricted stock grants that will be recognized through March 2016. The aggregate intrinsic value of nonvested restricted stock grants was $0 at December 31, 2014.

Note 11 - Income Taxes

We have incurred losses since inception, which have generated net operating loss carryforwards. Pre-tax losses were $11,657,188 for the year ended December 31, 2014 and $9,297,253 the year ended December 31, 2013, which includes a pre-tax loss of $9,026,032 from continuing operations and a pre-tax loss of $271,221 from discontinued operations. At December 31, 2014, we had a federal net operating loss carryforward of approximately $2,075,000 that will expire beginning in 2025. Current or future ownership changes may limit the future realization of these net operating losses. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of January 1, 2014, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in our unrecognized tax benefits during the year ended December 31, 2014. We did not recognize any interest or penalties during 2014 or 2013 related to unrecognized tax benefits.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carryforwards. We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets. There is no income tax benefit for the losses for the years ended December 31, 2014 and 2013, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2014	2013
Deferred tax assets (liabilities):
Stock-based compensation	$2,892,008	$2,075,853
Accrued expenses and reserves	215,976	42,159
Transactions costs	(12,279)	-
Net operating loss	709,300	1,781,765
Gross deferred tax assets	3,805,096	3,899,777
Valuation allowance	(3,805,096)	(3,899,777)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets decreased by approximately $95,000 in 2014 due mainly to the generation of net operating losses and timing differences resulting from stock-based compensation and accrued expenses and reserves and transaction costs.

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory tax rate are analyzed below:

	2014	2013
	%	%
Statutory tax/(benefit) rate	(34.0)	(34.0)
State income taxes, net of federal benefit	(3.6)	(5.8)
Permanent items	4.3	0.0
Change in deferred tax assets valuation allowance	33.3	39.8
	0.0	0.0

We did not have an unrecognized tax benefit at December 31, 2014 and 2013. We file income tax returns in the U.S. federal jurisdiction and the various states in which we operate. The former members of NACSV are required to file separate federal and state tax returns for NACSV for the periods prior to our acquisition of NACSV. We will file consolidated tax returns for subsequent periods. We have not yet filed our U.S. federal and certain state tax returns for 2014 and we do not currently have any examinations ongoing. Tax returns for the years 2011 onwards are subject to federal, state or local examinations.

Note 12 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since we incurred losses attributable to common stockholders during the years ended December 31, 2014 and 2013, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the years ended December 31, 2014 and 2013. Dilutive common shares consist of shares issuable on the conversion of debt and incremental shares issuable upon the exercise of warrants and options to the extent that the average fair value of our common stock for each period is greater than the exercise price of the warrant.

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2014 and 2013:

	2014	2013
Numerator:
Loss from continuing operations	$(11,654,356)	$(9,026,032)
Loss from discontinued operations	(2,832)	(271,221)
Net loss	$(11,657,188)	$(9,297,253)

Denominator:
Weighted-average shares outstanding	101,755,501	74,484,164
Effect of dilutive securities (1)	-	-
Weighted-average diluted shares	101,755,501	74,484,164

Loss per common share – basic and diluted:
Continuing operations	$(0.11)	$(0.12)
Discontinued operations	(0.00)	(0.00)
Total – basic and diluted	$(0.11)	$(0.12)

(1)	The following common stock equivalents outstanding as of December 31, 2014 and 2013 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2014	2013
Warrants	4,250,000	4,250,000
Stock Options	5,840,000	-
Vested but unissued restricted stock awards	2,187,503	-
Convertible debt	766,666	-
Price protection	1,854,838	-
Total common stock equivalents	14,899,007	4,250,000

Note 13 – Discontinued Operations

In January 2012, we acquired 51% of Bronco Communications LLC.  We subsequently discontinued the operations of Bronco and disposed of its remaining assets in January 2013 although we were responsible for contract oversight which was concluded in June 2014.  In accordance with ASC Topic 205, Presentation of Financial Statements - Discontinued Operation, we have presented the loss from discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2013. The following table details the operating results included of discontinued operations for the year ended December 31, 2013:

	2014	2013
Net sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-
Selling, general and administrative expenses	2,832	25,477
Loss on sale of assets of discontinued operations	-	245,744
Interest expense	-	-
Other income	-	-
Loss before provision for income taxes	2,832	271,221
Provision for income taxes	-	-
Loss from discontinued operations	$2,832	$271,221

Note 14 – Related Party Transactions

Convertible Notes Payable to Related Parties

During the year ended December 31, 2014, we issued convertible notes payable to an affiliate of our Chairman and CEO, and to our CFO. These notes are further discussed in Note 8 - Notes Payable – Convertible Notes Payable to Related Parties.

Note 15 – Customer Concentrations

The Company had revenue from three customers in the year ended December 31, 2014 that were greater than 10% of total revenue:

	Year Ended December 31, 2014
	Amount	% of Total Revenue
Customer 1	$300,000	43.2%
Customer 2	$161,994	23.3%
Customer 3	$102,462	14.7%

Accounts receivable were $302,400, net of allowance of $104,085, at December 31, 2014. One customer accounted for 99.2% of this balance. The Company expects to continue to have customers with revenues or accounts receivable balances of 10% or more of total revenue or total accounts receivable in the foreseeable future.

Note 16 – Subsequent Events

We have completed an evaluation of all subsequent events after the audited balance sheet date of December 31, 2014 through the date this Annual Report on Form 10-K was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2014, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements and except as described below.

We have entered into convertible notes payable subsequent to December 31, 2014 and adopted new accounting policies as a result thereof as follows:

New Accounting Policies

Derivative Financial Instruments

We will account for conversion options embedded in convertible notes payable issued subsequent to December 31, 214 in accordance with ASC 815, “Derivatives and Hedging”. Subtopic ASC 815-15, Embedded Derivatives generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free standing derivative financial instruments. Derivative liabilities are recognized in the consolidated balance sheet at fair value as Derivative Liabilities and based on the criteria specified in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Equity. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton pricing model and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as Change in Fair Value – Derivatives in the consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting, as applicable. Derivative instrument liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument would be required within twelve months of the balance sheet date.

Convertible Securities

Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities issued subsequent to December 31, 2014. We will evaluate our contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to our inability to demonstrate we have sufficient shares authorized and unissued, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would result in the instrument issued latest being reclassified first.

Convertible Notes Payable

LG Capital Funding, LLC

On January 16, 2015, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”) providing for the purchase of a Convertible Redeemable Note (“LG Note”) in the aggregate principal amount of $78,750. The LG Note was funded on January 20, 2015, and we received $67,500 of net proceeds (net of $3,750 legal fees and $7,500 finders fees). The LG Note bears interest at the rate of 8% per annum; is due and payable on January 16, 2016; is subject to prepayment penalties up to a 145% multiple of the principal, interest and other amounts owing, as defined.  After the expiration of 180 days following the date of the LG Note, the Company has no right of prepayment; and the note may be converted by LG Capital at any time after 180 days of the date of closing into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The LG Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the Note in the event of such defaults.

The estimated fair value of the embedded derivative liability at inception was $128,438, of which $78,750 was discounted against the note and will be accreted over the term of the note and $49,688 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

JSJ Investments, Inc.

On January 26, 2015 (the “Issuance Date”) we entered into a financing agreement with JSJ Investments Inc. (“JSJ”) providing for the purchase of a 10% Convertible Note in the aggregate principal amount of $66,000 (the “JSJ” Note). The JSJ Note contains a $6,000 original issue discount such that the purchase price of the JSJ Note was $60,000. The JSJ Note was funded on January 27, 2015, and we received $52,000 of net proceeds (net of $2,000 legal fees and $7,500 due diligence fees). The JSJ Note bears interest at the rate of 10% per annum; is due and payable on January 26, 2016; may be prepaid until the one hundred and fiftieth (150th) day after the Issuance Date at a cash redemption of 150%; and the note may be converted by JSJ at any time into shares of our common stock at a conversion price equal to the lower of (i) a 40% discount of the lowest trading price during the previous twenty (20) trading days prior to the date of conversion; or (ii) a 40% discount to the lowest trading price during the previous twenty (20) trading days before the date that the JSJ Note was executed. The JSJ Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the JSJ Note in the event of such defaults.

The estimated fair value of the embedded derivative liability at inception was $132,002, of which $66,000 was discounted against the note and will be accreted over the term of the note and $66,002 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

Adar Bays, LLC

On January 26, 2015, we entered into a Securities Purchase Agreement (with Adar Bays, LLC (“Adar Bays”) providing for the purchase of a Convertible Redeemable Note (the “AB Note”) in the aggregate principal amount of $35,000. The AB Note was funded on January 27, 2015, and we received $29,750 of net proceeds (net of $1,750 of legal fees and $3,500 finders fees). The AB Note bears interest at the rate of 8% per annum; is due and payable on January 26, 2016; is subject to prepayment penalties up to a 145% multiple of the principal, interest and other amounts owing, as defined.  After the expiration of 180 days following the date of the AB Note, the Company has no right of prepayment; and the note may be converted by Adar Bays at any time after 180 days of the date of closing into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The AB Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the AB Note in the event of such defaults.

The estimated fair value of the embedded derivative liability at inception was $65,333, of which $35,000 was discounted against the note and will be accreted over the term of the note and $30,333 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

JMJ Financial

On January 28, 2014, we received a funding of $82,500 (including an original issue discount of $7,500) pursuant to a $250,000 Convertible Note (the “JMJ Note”) dated January 28, 2015 with JMJ Financial. We received $67,500 of proceeds, net of $7,500 original issue discount and $7,500 finders fee. The JMJ Note matures twenty four months from the date funded, has a one-time 12% interest charge if not paid within 90 days, may be prepaid at ant tome on or before 90 days of h effective date, and is convertible at any time the option of JMJ Financial into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trade price in the 25 trading days prior to conversion.  The JMJ Note might be accelerated if an event of default occurs under the terms of the JMJ Note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings.

The estimated fair value of the embedded derivative liability at inception was $157,208, of which $82,500 was discounted against the note and will be accreted over the term of the note and $74,708 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

Vista Capital Investments, LLC

On February 4, 2015 (the “Issuance Date”), we entered into a Convertible Note (the “Vista Note”) with Vista Capital Investments, LLC (“Vista”) in the original principal amount of $250,000 (including a 10% original issue discount (“OID”)). The Company and Vista agreed to an initial funding under the Vista Note of $55,000, including an OID of $5,000 (“Initial Funding”). Future advances under the Vista Note are at the sole discretion of Vista. We are only required to repay the amount funded, including the prorated portion of the OID. On February 9, 2015, we received $45,000 of net proceeds under the Initial Funding, net of $5,000 OID and a $5,000 finders fee. The Vista Note matures twenty four months from the date funded, has a one-time 12% interest charge if not paid within 90 days; may be prepaid at any time within the 90 day period immediately following the Issuance Date at a multiple of 145% of the original principal amount; and may be convertible at the option of Vista at any time after the Issuance Date into shares of our common stock at the lesser of $0.10 per share or 60% of the lowest trade occurring during the twenty five (25) consecutive trading days immediately preceding the applicable conversion date on which the holder elects to convert all or part of the Vista Note, subject to adjustment as provided for in the Vista Note.

The Vista Note might be accelerated if an event of default occurs under the terms of the Vista Note, including the our failure to pay principal and interest when due, certain bankruptcy events or if we are delinquent in our SEC filings. The Vista Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the Note in the event of such defaults.

The estimated fair value of the embedded derivative liability at inception was $91,712, of which $55,000 was discounted against the note and will be accreted over the term of the note and $36,712 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

KBM Worldwide, Inc.

On February 17, 2015, we entered into a Securities Purchase Agreement (“KBM SPA”) with KBM Worldwide, Inc. (“KBM”) providing for the purchase of a Convertible Promissory Note bearing interest at 8% per annum in the principal amount of $115,000 due February 17, 2016 (the “KBM Note”). The KBM Note includes an $11,000 Original Issue Discount (“OID”). The KBM Note was funded on February 20, 2015, with the Company receiving net proceeds of $90,000, (net of the $11,000 OID, KBM’s legal expenses of $4,000, and a finders fee of $10,000. The terms of the KBM SPA also provide, for a period of six months following the effective date, a right of first refusal to KBM for certain future financings entered into by the Company for amounts less than $75,000.

The KBM Note can be prepaid, at redemption premiums ranging from 10% to 35%, until 180 days following the issuance date of the KBM Note, after which we have no right of repayment. The KBM Note is convertible at a price per share equal to 61% of the average of the lowest three trading prices of the Company’s common stock during the 10 trading days prior to conversion. If, at any time when the KBM Note is outstanding, The Company issues or sells, or is deemed to have issued or sold, any shares of its common stock in connection with a subsequent placement for no consideration or for a consideration per share based on a variable price formula that is less than the conversion price in effect on the date of such issuance of shares of common stock, then the KBM conversion price will be reduced to the amount of the consideration per share received for such issuance.

The KBM Note contains certain covenants and restrictions including, among others, that for so long as the KBM Note is outstanding the Company will not pay dividends or dispose of certain assets, and that the Company will maintain our listing on an over-the-counter market. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

The estimated fair value of the embedded derivative liability at inception was $250,590, of which $115,000 was discounted against the note and will be accreted over the term of the note and $125,590 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

EMA Financial, LLC

On February 19, 2015, we entered into a Securities Purchase Agreement (the “EMA SPA”) with EMA Financial, LLC (“EMA”) providing for the purchase of a Convertible Note bearing interest at 10% per annum in the principal amount of $68,000 due February 19, 2016 (the “EMA Note”). The EMA Note includes an $6,800 Original Issue Discount (“OID”). The EMA Note was funded on February 23, 2015, with the Company receiving net proceeds of $52,080, (net of the $6,800 OID, EMA’s due diligence and documentation preparation expenses of $3,000, and a finders fee of $6,120).

The EMA Note can be prepaid, at a redemption premium of 50%, until 180 days following the issuance date of the EMA Note, after which the Company has no right of repayment. The EMA Note is convertible at a price per share equal to the lower of either (i) the closing sale price of the Company’s common stock on the day prior to the closing date, and (ii) 60% of the lowest trade price of the Company’s common stock Common Stock on the Principal Market during the twenty five (25) consecutive trading days prior to conversion.

The EMA Note contains certain covenants and restrictions including, among others, that for so long as the EMA Note is outstanding the Company will not pay dividends or dispose of certain assets, and that the Company will maintain its listing on an over-the-counter market. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

The estimated fair value of the embedded derivative liability at inception was $167,167, of which $68,000 was discounted against the note and will be accreted over the term of the note and $99,167 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

Tangiers Investment Group, LLC

On March 8, 2015, we entered into a Note Purchase Agreement (the “Tangiers NPA”) with Tangiers Investment Group, LLC ("Tangiers"), for the sale of a 10% convertible promissory note in the principal amount of up to $220,000, plus a 10% original issue discount (the "Tangiers Note"). On March 10, 2015, the Company closed on an initial funding of $82,500 and received net proceeds of $67,500, after deducting $7,500 retained by Tangiers for the original issue discount for due diligence and legal bills related to the transaction, and $7,500 that the Company paid to a third party for a finders fee. Tangiers has the option to finance additional amounts, up to the balance of the $220,000, during the term of the Tangiers Note.

The principal due under the Tangiers Note bears interest at the rate of 10% per annum. Upon an event of default, interest will accrue at the lower of 20% or the highest rate permitted by law. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. All interest and principal must be repaid on or before March 8, 2016. The Tangiers Note may be prepaid in whole or in part by the Company within 180 days, at redemption premiums ranging from 15% to 35% of the funded amount of the Tangiers Note plus accrued interest. After 180 days, the Tangiers Note may not be prepaid without the consent of all parties. The principal and interest underlying the Tangiers Note is convertible at any time into common stock, at Tangiers's option, at a conversion price equal to the lower of $0.04 or 60% of the lowest trading price of the Company's common stock during the twenty consecutive trading days prior to the date on which Tangiers (or the then-holder of the Tangiers Note) elects to convert all or part of the Tangiers Note. In connection therewith, Company agreed to reserve from its authorized and unissued shares at least four times the number of shares that may be issuable upon conversion of the note.

The estimated fair value of the embedded derivative liability at inception was $139,078, of which $82,500 was discounted against the note and will be accreted over the term of the note and 58,578 will be recorded as interest expense at inception. Given the significant amount of non-cash interest expense associated with the conversion option fair value, the effective interest rate is not meaningful.

Interest expense for these convertible notes is estimated at approximately $566,000 for the year ended December 31, 2015, and includes approximately $539,000 for the initial fair value of the embedded derivative (conversion option) of the convertible notes.  Given the significant amount of non-cash interest expense associated with the conversion option fair value, the weighted average effective interest rate for the above notes for 2015 will not be a meaningful number.

Legal Proceedings

Dekle, et. al. v. Global Digital Solutions, Inc. et. al.

Brian A. Dekle and John Ramsay filed suit against the Company and its wholly owned subsidiary, North American Custom Specialty Vehicles, Inc. (“NACSV”) in the Circuit Court of Baldwin Alabama, on January 14, 2015, case no. 05-CV-2015-9000050.00, relating to our acquisition of NACSV (the ''Dekle Action"). Prior to instituting the Dekle Action, in June 2014, the Company had entered into an equity purchase agreement with Dekle and Ramsay to purchase their membership interest in North American Custom Specialty Vehicles, LLC. The Dekle Action originally sought payment for $300,000 in post-closing consideration Dekle and Ramsay allege they are owed pursuant to the equity purchase agreement.

On February 9, 215, the Company and NACSV removed the Dekle Action to federal court in the United States District Court in and for the Southern District of Alabama, case no. 1:15-CV-00069. The Company and NACSV subsequently moved to dismiss the complaint for (1) failing to state a cause of action, and (2) lack of personal jurisdiction. Alternatively, the Company and NACSV sought a transfer of the case to the United States District Court in and for Middle District of Florida.

In response to the Company’s and NACSV's motion to dismiss, Dekle and Ramsay filed an amended complaint on March 2, 2015 seeking specific performance and alleging breach of contract, violations of SEC Rule 10b-5, and violations of the Alabama Securities Act. The amended complaint also names the Company’s Chairman, President, and CEO, Richard J. Sullivan ("Sullivan;') as a defendant. On March 17, 2015, the Company, NACSV and Sullivan filed a motion to dismiss the amended complaint seeking dismissal for failure to state valid causes of action, for lack of personal jurisdiction, or alternatively to transfer the case to the United States District Court in and for Middle District of Florida.

Global Digital Solutions, Inc. et. al. v. Communications Laboratories, Inc., et. al.

On January 19, 2015 the Company and NACSV filed suit against Communications Laboratories, Inc., ComLabs Global, LLC, Roland Lussier, Brian Dekle, John Ramsay and Wallace Bailey for conversion and breach of contract in a dispute over the payment of a $300,000 accounts receivable that ComLabs owed to NACSV but sent payment directly to Brian Dekle. The case was filed in the Eighteenth Judicial Circuit in and for Brevard County Florida, case no. 05-2015-CA-012250-XXXX. On February 18, 2015 (i) defendants Communications Laboratories, Inc., ComLabs Global, LLC and Roland Lussier and (ii) defendant Wallace Bailey filed their respective motions to dismiss seeking, among other things, dismissal for failure to state valid causes of action, lumping and failure to post a non-resident bond. On February 26, 2015, defendants Dekle and Ramsay filed their motion to dismiss, or stay action, based on already existing litigation between the parties.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date / Period End	Exhibit Number
2.1	Purchase Agreement, dated as of January 1, 2012, by and between Global Digital Solution, Inc., and Bronco Communications, LLC	10	8/9/13	2.1
2.2	Amendment to Purchase Agreement dated October 15, 2012, by and between Global Digital Solution, Inc., and Bronco Communications, LLC	10	8/9/13	2.2
2.3	Agreement of Merger and Plan of Reorganization dated as of October __, 2012, by and between Global Digital Solution, Inc., and Airtronic USA, Inc.	10/A	9/10/13	2.3
2.4	First Amendment to Agreement of Merger and Plan of Reorganization dated as of August 5, 2013, by and between Global Digital Solution, Inc., and Airtronic USA, Inc.	10 /A	9/10/13	2.4
2.5	Equity Purchase Agreement dated June 16, 2014 by and among Brian A. Dekle, John Ramsey, GDSI Acquisition Corporation, Global Digital Solutions, Inc. and North American Custom Specialty Vehicles, LLC.	8-K	6/19/14	2.1
3.1	Certificate of Incorporation	10	8/9/13	3.1
3.2	Articles of Merger	10	8/9/13	3.2
3.3	Certificate of Amendment to Certificate of Incorporation	10	8/9/13	3.3
3.4	Bylaws	10	8/9/13	3.4
3.5	Certificate of Amendment to Certificate of Incorporation filed July 7, 2014	8-K	7/30/14	3.1
10.1	Debtor In Possession Note Purchase Agreement by and between the Company and Airtronic USA, Inc. dated October 22, 2012	10	8/9/13	10.1
10.2	8 1/4% Secured Promissory Note in the original principal amount of $750,000 dated October 22, 2012 in favor of the Company	10	8/9/13	10.2
10.3	Security Agreement by and between the Company and Airtronic USA, Inc. dated October 22, 2012	10	8/9/13	10.3
10.4	Bridge Loan Modification and Ratification Agreement by and between the Company and Airtronic USA, Inc. dated March __, 2013	10/A	9/10/13	10.4
10.5	Second Bridge Loan Modification and Ratification Agreement by and between the Company and Airtronic USA, Inc. dated as of August 5, 2013	10/A	9/10/13	10.5
10.6	8 1/4% Secured Promissory Note in the original principal amount of $550,000 dated August 5, 2013, in favor of the Company	10/A	9/10/13	10.6
10.7	Intellectual Property Security Agreement dated as of August 5, 2013, by and between Merriellyn Kett and the Company	10/A	9/10/13	10.7
10.8	Promissory Note Purchase Agreement by and between the Company and the investors listed therein dated December __, 2012	10	8/9/13	10.8
10.9	Secured Promissory Note in the original principal amount of $750,000 dated December __, 2012 in favor of Gabriel De Los Reyes	10	8/9/13	10.9
10.10	Security Agreement dated December __, 2012 by and between the Company, Bay Acquisition, LLC and the noteholder identified on Schedule A	10	8/9/13	10.10

48

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date / Period End	Exhibit Number
10.11	Warrant dated December __, 2012 for 3,000,000 shares of common stock	10	8/9/13	10.11
10.12	Amendment dated May 6, 2013, by and between the Company and Gabriel De Los Reyes	10	8/9/13	10.12
10.13	Form of Subscription Agreement and Securities Purchase Agreement	10	8/9/13	10.13
10.14	Form of Indemnification Agreement	10	8/9/13	10.14
10.15	8 1/4% Secured Promissory Note in the original principal amount of $200,000 dated October 10, 2013, in favor of the Company	10-K	3/28/14	10.15
10.16	Third Bridge Loan Modification and Ratification Agreement by and between the Company and Airtronic USA, Inc. dated as of October 10, 2013	10-K	3/28/14	10.16
10.17	Investment Banking Agreement with Midtown Partners & Co, LLC dated October 16, 2013	10-K	3/28/14	10.17
10.18	Addendum dated April 16, 2014 to Investment Banking Agreement with Midtown Partners & Co, LLC dated October 16, 2013	DRS/A	8/5/14	10.17
10.19*	Global Digital Solutions, Inc. 2014 Equity Incentive Plan approved by Shareholders May 19, 2014	DRS/A	8/5/14	10.19
10.20	Online Virtual Office Agreement dated August 19, 2013	DRS/A	8/5/14	10.20
10.21*	Restricted Stock Unit Agreement dated as of August 25, 2014 between Global Digital Solutions, Inc. and Stephen L. Norris	8-K/A	8/25/14	10.1
10.22	Securities Purchase Agreement, dated December 8, 2014, with Charter 804CS Solutions, Inc.	8-K	12/12/14	10.1
10.23	Convertible Promissory Note, dated December 8, 2014, with Charter 804CS Solutions, Inc.	8-K	12/12/14	10.2
10.24	First Amendment to 8% Convertible Redeemable Note dated February 4, 2015, with Charter 804CS Solutions, Inc.	8-K	2/9/15	10.2
10.25	Securities Purchase Agreement, dated December 8, 2014, with David A. Loppert	8-K	12/12/14	10.3
10.26	Convertible Promissory Note, dated December 8, 2014, with David A. Loppert	8-K	12/12/14	10.4
10.27	First Amendment to 8% Convertible Redeemable Note dated February 4, 2015, with David A. Loppert	8-K/A	2/9/15	10.3
10.28	Securities Purchase Agreement, dated January 16, 2015, with LG Capital	8-K	1/20/15	10.1
10.29	8% Convertible Redeemable Note, dated January 16, 2015, with LG Capital	8-K	1/20/15	10.2
10.30	10% Convertible Note, dated January 26, 2015, with JSJ Investments Inc.	8-K	1/30/15	10.1
10.31	Securities Purchase Agreement, dated January 26, 2015, with Adar Bays, LLC	8-K	1/30/15	10.2
10.32	8% Convertible Redeemable Note, dated January 26, 2015, with Adar Bays, LLC	8-K	1/30/15	10.3
10.33	$250,000 Convertible Note, dated January 28, 2015, with JMJ Financial	8-K	1/30/15	10.4
10.34	$250,000 Convertible Note, dated February 4, 2015, with Vista Capital Investments, LLC	8-K	2/9/15	10.1
10.35	Securities Purchase Agreement dated February 17, 2015 with KBM Worldwide, Inc.	8-K	2/24/15	10.1
10.36	Convertible Promissory Note dated February 17, 2015 with KBM Worldwide, Inc.	8-K	2/24/15	10.2

49

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date / Period End	Exhibit Number
10.37	Securities Purchase Agreement dated February 17, 2015 with EMA Financial, LLC	8-K	2/24/15	10.3
10.38	Convertible Promissory Note dated February 17, 2015 with EMA Financial, LLC	8-K	2/24/15	10.4
10.39	Note Purchase Agreement dated March 8, 2015 with Tangiers Investment Group, LLC	8-K	3/13/15	10.1
10.40	Convertible Promissory Note dated March 8, 2015 with Tangiers Investment Group, LLC	8-K	3/13/15	10.2
10.41**	Non – exclusive agreement with Carter, Terry & Company dated December 19, 2014 to provide Financial Advisor, Investment Banking and Placement Agent services
21.1**	List of Subsidiaries
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K)
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
99.1	NIMS Standards for Mobile Command Center Vehicles	DRS/A	9/2/14	99.1
101. INS	XBRL Instance
101. SCH	XBRL Taxonomy Extension Scheme
101. CAL	XBRL Taxonomy Extension Calculation
101. DEF	XBRL Taxonomy Extension Definition
101. LAB	XBRL Taxonomy Extension Labels
101. PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

50