Form 10-Q
period 2015-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2015-05-14
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 12, 2015 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	110,601,025

GLOBAL DIGITAL SOLUTIONS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2015 (unaudited)	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$155.860	$160,102
Accounts receivable, net	300,000	302,400
Inventory	226,897	226,897
Debt issue fees, net	80,153	--
Prepaid expenses	103,334	81,498
Total current assets	866,244	770,897

Property and equipment, net	6,915	9,040
Intangible asset	--	596,471
Deposits	2,882	2,882
Total assets	$876,041	$1,379,290

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable	$263,049	$281,726
Accrued expenses	185,003	197,578
Accrued interest on convertible notes	7,756	--
Convertible notes payable with embedded derivative liability, net of discount	167,439	--
Convertible notes payable to related parties, net of discount	24,067	40,707
Other notes payable	55,711	58,258
Embedded derivative liabilities of convertible notes	2,104,934	--
Total current liabilities	2,807,959	578,269
Contingent consideration payable	368,154	648,615
Total liabilities	3,176,113	1,226,884

Commitments and Contingencies

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value, 35,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 450,000,000 shares authorized, 109,808,455 and 108,291,855 shares issued and outstanding	109,809	108,292
Additional paid-in capital	28,837,588	28,559,677
Accumulated deficit	(31,247,469)	(28,515,563)
Total stockholders’ (deficit) equity	(2,300,072)	152,406
Total liabilities and stockholders' (deficit) equity	$876,041	$1,379,290

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	1,285,497	2,856,416
Other (income)/expense
Interest income	-	(29,002)
Interest expense	586,413	6,250
Loss on extinguishment of debt	22,170	-
Reduction of contingent consideration for purchase price	(280,461)	-
Change in fair value of embedded derivative liabilities of convertible notes	1,118,287	-
Total costs and expenses	2,731,906	2,833,664

Loss from continuing operations before provision for income taxes	(2,731,906)	(2,833,664)

Provision for income taxes	-	-

Loss from continuing operations	(2,731,906)	(2,833,664)

Loss from discontinued operations	-	(2,265)

Net loss	$(2,731,906)	$(2,835,929)

Loss per common share - basic and diluted:
Loss from continuing operations	$(0.03)	$(0.03)
Loss from discontinued operations	-	-
Net loss	$(0.03)	$(0.03)

Shares used in computing net loss per share:
Basic and diluted	106,417,019	98,551,895

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net loss	$(2,731,906)	$(2,835,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,572	--
Loss on extinguishment of debt	22,170	--
Stock- based compensation expense	217,869	2,018,298
Common stock and warrants issued in payment of services	61.558	537,498
Change in fair-value of embedded derivative liabilities of convertible notes	1,118,287	--
Non-cash interest expense	579,159
Non-cash amortization of debt issue costs	31,267	--
Beneficial conversion feature of debt	4,582	--
Accrued interest receivable	--	(29,002)
Intangible asset impairment loss	563,024	--
Reduction of contingent consideration for purchase price	(280,461)	--
Changes in operating assets and liabilities:
Accounts receivable	2,400	--
Prepaid expenses	(21,835)	49,001
Accounts payable	(18,678)	(136,614)
Accrued expenses	(12,575)	34,300
Net cash used in operating activities	(429,567)	(362,448)

Investing Activities	--	--

Financing Activities
Proceeds from convertible notes payable	582,750	--
Proceeds from notes payable	32,735	--
Debt issuance fees	(111,420)	--
Payments on convertible notes payable	(43,458)	--
Payments on other notes payable	(35,282)	--
Proceeds from the exercise of warrants	--	125,000
Net cash provided by financing activities	425,325	125,000

Net decrease in cash and cash equivalents	(4,242)	(237,448)
Cash and cash equivalents at beginning of year	160,102	509,224
Cash and cash equivalents at end of period	$155,860	$271,776

Taxes paid	$--	$--
Interest paid	$2,672	$--
Supplementary disclosure of non-cash investing and financing activities	--	--

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

Note 1 –Organization and Summary of Significant Accounting Policies

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995.  In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc. Our current efforts are focused in the area of cyber arms technology and complementary security and technology solutions. Effective as of June 16, 2014 we acquired North American Custom Specialty Vehicles (“NACSV”).

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, NACSV, GDSI Florida, LLC and Global Digital Solutions, LLC, dba GDSI International. All intercompany accounts and transactions have been eliminated in consolidation. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K (the “2014 Form 10-K”).  The unaudited consolidated statements of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, fair value of convertible debt and derivative liabilities, contingent liabilities, income taxes and share-based compensation expense, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited consolidated financial statements have been made.

Financial Condition and Liquidity

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and at March 31, 2015 had an accumulated deficit of $31,247,469, cash and cash equivalents of $155,860, a working capital deficit of $1,941,715 and stockholders’ deficit of $2,300,072. We have funded our activities to date almost exclusively from equity and debt financings.  These factors raise substantial doubt about our ability to continue as a going concern.

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

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. Subsequent to March 31, 2015, we have entered into convertible debt financings and received net proceeds of $62,000, and we expect to raise additional funds through additional convertible debt offerings in the future. See Note 15, Subsequent Events.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses and negative cash flows from operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue acquisitions and raise the funds necessary to complete such acquisitions as more fully described in our 2014 Form 10-K. We will need to secure additional funds to finance our operations during the next twelve months, but there are no assurances that such additional funding will be achieved or that we will succeed in our future operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Revenue and Cost Recognition

In accordance with GAAP, revenue under fixed-price contracts is accounted for on the percentage-of-completion method.  This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  We base our estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified. We recognize revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim. Because of inherent uncertainties in estimating costs, it is possible that the estimates used will change within the near-term.

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

Revenue for service and refurbishment work is recognized when the job is complete.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable.

Allowance for doubtful accounts

We record accounts receivable at the invoiced amount and we do not charge interest. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Allowance for doubtful accounts was $104,085 and $104,085 at March 31, 2015 and December 31, 2014, respectively.

Inventory

Inventory consists of the in progress mobile command unit and is stated at the lower of cost (first-in, first-out) or market.

Property and equipment

Property and equipment are carried at cost. Expenditures which materially increase values or extend useful lives are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. The net gain or loss on items retired or otherwise disposed of is credited or charged to operations and the cost and accumulated depreciation are removed from the accounts.

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

Intangible Asset

Our intangible asset at December 31, 2014, consisted of customer relationships, which arose from the acquisition of NACSV in June 2014, and were being amortized over its expected economic life of five years. The life was determined based upon the expected use of the asset, and other contractual provisions associated with the asset, the estimated average life of NACSV’s products, the stability of the industry, and other factors deemed appropriate. We continually evaluated whether events or circumstances occurred that indicated the remaining estimated useful life of our customer relationships asset may warrant revision or that the remaining balance of such asset may not be recoverable. We used an estimate of the related discounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Based on our current valuation, we determined that the value of the customer relationships was fully impaired as of March 31,2015, as more fully discussed in Note 5 – Intangible Asset.

Fair Value Measurements

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value due to their relatively short maturities.

Convertible Notes With Fixed Conversion Options

We have entered into convertible notes with related parties that contain conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into shares of our common stock. In the case of the convertible notes with related parties, the conversion price is a fixed price, which represented a 30% discount to the price of our common stock at the time of issuance. We measure the fair value of the notes at the time of issuance, which is the result of the share price conversion discount, and record the discount (beneficial conversion feature) as a reduction of debt. We then accrete the discount as interest expense utilizing the effective interest rate method over the life of the debt.

Derivative Financial Instruments

Beginning during the three months ended March 31, 2015, we have issued convertible notes payable to third parties, which contain variable conversion options allowing the holders to convert the notes payable into shares of our common stock at discounts ranging from 39% to 40%. Each of these notes is more fully described in Note 6, Notes Payable.

We account for these conversion options embedded in the convertible notes payable in accordance with ASC 815, “Derivatives and Hedging”. Subtopic ASC 815-15, Embedded Derivatives generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free standing derivative financial instruments. Derivative liabilities are recognized in the consolidated balance sheet at fair value as Derivative Liabilities and based on the criteria specified in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Equity. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton pricing model and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as Change in Fair Value – Derivatives in the consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting, as applicable. Derivative instrument liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument would be required within twelve months of the balance sheet date.

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

Stock Based Compensation

We adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, "Compensation – Stock Compensation”.  Under the fair value recognition provisions, we are required to measure the cost of employee services received in exchange for share-based compensation measured at the grant date fair value of the award.  .

The Company’s accounting policy for equity instruments issued to advisors, consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the advisor, consultant or vendor is reached or (ii) the date at which the advisor, consultant or vendor’s performance is complete. In the case of equity instruments issued to advisors and consultants, the fair value of the equity instrument is recognized over the term of the advisor or consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable.

Advertising

All advertising costs are expensed as incurred.

Basic and Fully Diluted Loss Per Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Basic and diluted loss per common share has been computed by dividing the loss by the weighted average number of common shares outstanding. Since we have incurred losses attributable to common stockholders, diluted loss per common share does not give effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of incremental shares issuable upon exercise or conversion of stock options, warrants, convertible notes payable, restricted stock, unvested stock issuable for services and shares issuable for price protection.

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

Deferred financing fees

We amortize the cost incurred to obtain debt financing using the straight-line method over the term of the underlying obligations.  The amortization of deferred financing costs is included in interest expense.  We recognized $31,267 and $0 of expense related to the amortization of deferred financing costs during the three months ended March 31, 2015 and 2014, respectively.

Subsequent Events

We evaluate events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure.

Reclassifications

Certain amounts in the 2014 financial statements have been reclassified to discontinued operations.

New Accounting Standards Issued But Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB, which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on its consolidated financial statements upon adoption.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for us on January 1, 2016, with early adoption permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for us on January 1, 2016, with early adoption permitted.  We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

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

As consideration for the consummation of the Acquisition, at the closing of the Acquisition, the Company paid $1,000,000 in cash to the selling members, and issued them 645,161 shares of the Company’s common stock valued at $200,000 (the “Stock Consideration”). In connection with the Acquisition, the Company is required to make a true-up payment of the excess of total assets over $1.2 million, valued at $816,373 payable in shares of the Company’s common stock (the “True-Up Payment”), and additional consideration as certain events or transactions occur in the future, up to a maximum of $2.4 million, payable in shares of the Company’s common stock or in cash at the seller’s option (the “Contingent Consideration”). Additionally, the Company issued 1.8 million shares of common stock for acquisition services rendered in conjunction with the Acquisition valued at $664,000. The Company recorded nonrecurring charges of $843,488 during the year ended December 31, 2014 related to the direct costs of the Acquisition, consisting of the $664,000 value of the shares of common stock issued for acquisition services and $179,488 of cash costs for legal, accounting fees and due diligence fees.

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

The fair values of certain assets and liabilities have been determined by management. No portion of the intangible assets, including goodwill, is expected to be deductible for tax purposes. During the fourth quarter of 2014, based on the annual testing for impairment, the implied value of the goodwill acquired in the Acquisition was nil and, accordingly, we recorded a goodwill impairment charge for the full amount of the goodwill of $1,156,192 as of December 31, 2014.

The results of operations of NACSV are included in the Company’s consolidated statements of operations from the date of the acquisition of June 16, 2014. The following supplemental pro forma information assumes that the Acquisition had occurred as of January 1, 2014:

Three-months Ended
March 31, 2014
Revenue	$566,737
Net Loss	$(2,831,219)
Loss per common share - basic and diluted	$(0.03)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the date indicated or that may result in the future.

Note 3 – Financial Instruments

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2015 and December 31, 2014 consisted of the following:

	2015	2014
Cash in bank	$155,860	$160,102
Cash and cash equivalents	$155,860	$160,102

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe we have not been exposed to any significant risk for cash on deposit. While as of March 31, 2015 and December 31, 2014, we did not have uninsured cash amounts, in the past we have had deposits in excess of the insurance limit. We maintain our balances with high quality financial institutions, which we believe reduces any risk.

Note 4 – Inventory

Inventory consists of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Assets:
Trailer inventory	$187,881	$187,881
Work in process	226,897	226,897
	414,778	414,778
Less: Reserve for inventory loss	(187,881)	(187,881)
Total	$226,897	$226,897

We have established a reserve for inventory loss for certain trailer inventory on hand at NACSV. Pursuant to the terms of the Equity Purchase Agreement between the Company and the NACSV sellers, all of the proceeds from the sale of this inventory are to be paid to the NACSV sellers and thus the Company’s potential net realizable value on this inventory is zero.

Note 5 – Intangible Asset

At December 31, 2014, we had an intangible asset of $596,471, which was comprised of customer relationships. During the three months ended March 31, 2015, amortization of the intangible asset charged against income amounted to $33,447. We did not have intangible assets or amortization thereof during the three months ended March 31, 2014. The customer relationships arose from the Acquisition as more fully discussed in Note 2, Acquisition of North American Custom Specialty Vehicles, LLC (“NACSV”). In accordance with ASC 360-10, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful life of our customer relationships asset may warrant revision or that the remaining balance of such asset may not be recoverable. Based on our current valuation, we determined that the remaining value of the customer relationships of $563,024 was impaired as of March 31, 2015. Therefore, we recorded an intangible asset impairment loss of $563,024 as a component of our selling, general and administrative expenses in our unaudited consolidated statement of operations for the three months ended March 31, 2015. This was due in part to the lack of revenue from sales of NACSV’s products during the three-months ended March 31, 2015, as well as to our current expectations regarding future estimated discounted cash flows attributable to such asset. We have filed legal proceedings against the sellers of NACSV as more fully discussed in Note 8 – Commitments and Contingencies. We believe that certain misrepresentations were made to us regarding the business prospects of NACSV. In addition to the legal issue discussed in Note 8, we intend to pursue additional legal remedies related to NACSV’s business prospects.

Note 6 – Notes Payable

Convertible Notes Payable with Embedded Derivative Liabilities (Conversion Options)

During the three months ended March 31, 2015, we entered into convertible notes payable with embedded derivative liabilities (conversion options). At March 31, 2015, these notes consist of the following:

March 31, 2015
Note for $78,750 to LG Capital Funding, LLC (“LG Capital”) dated January 16, 2015, due January 16, 2016, net of discount of $46,119, bearing interest at the rate of 8% per annum. Note may be prepaid until 180 days after issuance subject to prepayment penalties of up to a 145% multiple of the principal, interest and other amounts owing. Note may be converted by LG Capital at any time after 180 days of the date of closing into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. (1)(2)	$32,631

Note for $66,000 to JSJ Investments Inc. (“JSJ”) dated January 26, 2015, due January 26, 2016, net of discount of $42,298, including an original issue discount of $6,000, bearing interest at 10% per annum. Note may be prepaid until the 150th day after the issuance date at a cash redemption of 150%; and the note may be converted by JSJ at any time into shares of our common stock at a conversion price equal to the lower of (i) a 40% discount of the lowest trading price during the previous twenty (20) trading days prior to the date of conversion; or (ii) a 40% discount to the lowest trading price during the previous twenty (20) trading days before the date that the note was executed. (1)(2)	23,702

Note for $35,000 to Adar Bays, LLC (“Adar Bays”) dated January 26, 2015, due January 26, 2016, net of discount of $22,432, bearing interest at the rate of 8% per annum. Note may be prepaid until 180 days following issuance subject to prepayment penalties up to a 145% multiple of the principal, interest and other amounts owing. Note may be converted by Adar Bays at any time after 180 days of issuance into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. (1)(2)	12,568

Note for $250,000 to JMJ Financial (“JMJ”) of which $82,500 was deemed funded on January 28, 2015, net of discount of $53,785, including an original issue discount of $7,500. The note matures 24 months from the date funded, has a one-time 12% interest charge if not paid within 90 days, may be prepaid at any time on or before 90 days of the effective date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trade price in the 25 trading days prior to conversion. JMJ has the option to finance additional amounts up to the balance of the $250,000 during the term of the note. (1)(2)(3)	28,715

Note for $250,000 to Vista Capital Investments, LLC (“Vista”) of which $55,000 was deemed funded on February 9, 2015, net of discount of $37,983, including an original issue discount of $5,000. Note matures 24 months from the date funded, has a one-time 12% interest charge if not paid within 90 days; may be prepaid at any time within the 90 day period immediately following the issuance date at a multiple of 145% of the original principal amount; and may be convertible at the option of Vista at any time after the issuance date into shares of our common stock at the lesser of $0.10 per share or 60% of the lowest trade occurring during the twenty five (25) consecutive trading days immediately preceding the applicable conversion date on which the holder elects to convert all or part of the note, subject to adjustment. Vista has the option to finance additional amounts, up to the balance of the $250,000, during the term of the note. (1)(2)(3)	17,017

Note for $115,000 to KBM Worldwide, Inc. (“KBM”) dated February 17, 2015, due February 17, 2016, net of discount of $87,680, including an original issue discount of $11,000, bearing interest at 8% per annum. Note can be prepaid, at redemption premiums ranging from 10% to 35%, until 180 days following the date of issuance and is convertible at a price per share equal to 61% of the average of the lowest three trading prices of our common stock during the 10 trading days prior to conversion. If, at any time the note is outstanding, we issue or sell, or are deemed to have issued or sold, any shares of our common stock in connection with a subsequent placement for no consideration or for a consideration per share based on a variable price formula that is less than the conversion price in effect on the date of such issuance of shares of our common stock, then the conversion price will be reduced to the amount of the consideration per share received for such issuance.(1) (2)	27,320

Note for $68,000 to EMA Financial, LLC (“EMA”) dated February 19, 2015, due February 19, 2016, net of discount of $52,597, including an original issue discount of $6,800, bearing interest at 10% per annum. Note can be prepaid, at a redemption premium of 50%, until 180 days following the issuance date and is convertible into shares of our common stock at a price per share equal to the lower of either (i) the closing sale price of our common stock on the day prior to the closing date, and (ii) 60% of the lowest trade price of our common stock during the twenty five (25) consecutive trading days prior to conversion.(1)(2)	15,403

Note for $220,000 to Tangiers Investment Group, LLC (“Tangiers”) of which $82,500 was deemed funded on March 10, 2015, due March 8, 2016, net of discount of $72,417, including an original issue discount of $7,500, bearing interest at the rate of 10% per annum. Note may be prepaid in whole or in part within 180 days, at redemption premiums ranging from 15% to 35% of the funded amount plus accrued interest. Note is convertible at any time into our common stock, at Tangiers's option, at a conversion price equal to the lower of $0.04 or 60% of the lowest trading price of our common stock during the twenty consecutive trading days prior to the date on which Tangiers elects conversion. Tangiers has the option to finance additional amounts, up to the balance of the $220,000, during the term of the note. (1) (2)	10,083

Total convertible notes payable with embedded derivative liability	$167,439

(1)	Note contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the note in the event of such defaults.
(2)	The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date.
(3)	We have classified this note as current due to our expectation to either repay or convert the note on a current basis.

The total estimated fair value of the embedded derivative liability associated with the conversion options of these convertible notes payable at inception was $986,647 of which $538,950 was discounted against the notes and is being accreted as interest expense over the term of the notes and $447,697 was recorded as interest expense upon issuance. See Note 7, Fair Value Measurements, for a discussion of the changes in the fair value of the embedded derivative liability during the three-months ended March 31, 2015.

Convertible Notes Payable to Related Parties

Convertible notes payable to related parties at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
Convertible note payable to an entity controlled by our Chairman and Chief Executive Officer (“CEO”), bears interest at 8% per annum, due December 8, 2016, partial repayment of $24,162 made on March 19, 2015. After June 6, 2015, at the option of the holder, principal plus accrued interest is convertible into shares of our common stock at $0.09 per share.	$13,338	$37,500
Convertible note payable to our former Chief Financial Officer (“CFO”), bears interest at 8% per annum, due December 8, 2016, partial repayment of $19,296 made on March 19, 2015. After June 6, 2015, at the option of the holder, principal plus accrued interest is convertible into shares of our common stock at $0.09 per share.(1)	12,204	31,500
	25,542	69,000
Add: Accrued interest	67	363
Less: Unamortized debt discount	(1,542)	(28,656)
Convertible notes payable to related parties	$24,067	$40,707

The 8% convertible notes payable to related parties are convertible into common stock at the rate of $0.09 per share. The Company has determined that the conversion feature is considered a beneficial conversion feature and determined its value to be $30,667 as of December 8, 2014, which the Company recorded as a debt discount to the notes. As a result of the partial repayment of the notes in March 2015, $22,170 of the unamortized debt discount was recorded as a loss on extinguishment of debt in the three months ended March 31, 2015.

(1)	Our former CFO retired effective April 10, 2015.

Other Note Payable

In September 2014 we entered into a premium finance agreement bearing interest at 5.35% with 10 equal monthly payments of principal and interest of $9,862, of which three payments remain owing as of March 31, 2015. In addition, in January 2015, we entered into a second premium finance agreement bearing interest at 9.250% with 10 equal monthly payments of principal and interest of $3,414, of which eight payments remain owing as of March 31, 2015.

Interest Expense

We recorded interest expense of $586,413 and $6,250 during the three months ended March 31, 2015 and 2014, respectively, including $579,159 and $0 of non-cash interest expense, respectively. Given the significant amount of non-cash interest expense associated with the amortization of debt discount and the embedded derivative conversion option fair value of the convertible notes payable, the weighted average effective interest rate for the three-months ended March 31, 2015 was not a meaningful number.

Note 7 - Fair Value Measurements

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

We had no Level 1, Level 2 or Level 3 assets at March 31, 2015 and December 31, 2014 and no Level 1 or Level 2 liabilities at March 31, 2015 and December 31, 2014. The following table sets forth our Level 3 liabilities measured at fair value, whether recurring or non-recurring, at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Liabilities:
Recurring: Embedded derivative liabilities of convertible notes	$2,104,934	$--
Recurring: Contingent Consideration	$368,154	$648,615

The following is a summary of activity of Level 3 liabilities for the three-months ended March 31, 2015:

	Embedded Derivative Liabilities of Convertible Notes	Contingent Consideration

Balance at December 31, 2014	$—	$648,615
Initial fair value of embedded derivative liabilities of convertible notes payable issued during quarter	986,647	—
Change in fair value during the quarter	1,118,287	(280,461)

Balance at March 31, 2015	$2,104,934	$368,154

Embedded Derivative Liabilities of Convertible Notes

The initial fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the Black Scholes Merton (“BSM”) pricing model with the following weighted-average inputs: risk free interest rate – .08%; expected life -.5 years: volatility - 341%; dividend rate – 0%. At March 31, 2015, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the BSM pricing model with the following weighted-average inputs: risk free interest rate – .14%; term - .35 years; volatility - 341%; dividend rate – 0%.

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

As of March 31, 2015 and December 31, 2014, contingent consideration included in liabilities on the consolidated balance sheet totaled $368,154 and $648,615, respectively.  The reduction in the value of contingent consideration of $280,461 during the three month ended March 31, 2015 was due in part to the lack of revenue from sales of NACSV’s products during the three months ended March 31, 2015, as well as to our current expectations regarding future revenue and earnings estimates associated with NACSV. We have filed legal proceedings against the sellers of NACSV as more fully discussed in Note 8 – Commitments and Contingencies.

Carrying Value of Other Current Assets and Other Current Liabilities

The Company’s management considers the carrying values of other current assets and other current liabilities to approximate fair values primarily due to their short-term nature.

Note 8 – Commitments and Contingencies

Legal Proceedings

Dekle, et. al. v. Global Digital Solutions, Inc. et. al.

Brian A. Dekle and John Ramsay filed suit against the Company and its wholly owned subsidiary, North American Custom Specialty Vehicles, Inc. (“NACSV”), in the Circuit Court of Baldwin Alabama, on January 14, 2015, case no. 05-CV-2015-9000050.00, relating to our acquisition of NACSV (the ''Dekle Action"). Prior to instituting the Dekle Action, in June 2014, the Company had entered into an equity purchase agreement with Dekle and Ramsay to purchase their membership interest in North American Custom Specialty Vehicles, LLC. The Dekle Action originally sought payment for $300,000 in post-closing consideration Dekle and Ramsay allege they are owed pursuant to the equity purchase agreement.

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

In response to the Company’s and NACSV's motion to dismiss, Dekle and Ramsay filed an amended complaint on March 2, 2015 seeking specific performance and alleging breach of contract, violations of Security and Exchange Commission (“SEC”) Rule 10b-5, and violations of the Alabama Securities Act. The amended complaint also names the Company’s Chairman, President, and CEO, Richard J. Sullivan (“Sullivan”), as a defendant. On March 17, 2015, the Company, NACSV and Sullivan filed a motion to dismiss the amended complaint seeking dismissal for failure to state valid causes of action, for lack of personal jurisdiction, or alternatively to transfer the case to the United States District Court in and for Middle District of Florida. Dekle and Ramsay’s responded on March 31, 2015, and the Company filed its response thereto on April 7, 2015.

Global Digital Solutions, Inc. et. al. v. Communications Laboratories, Inc., et. al.

On January 19, 2015 the Company and NACSV filed suit against Communications Laboratories, Inc., ComLabs Global, LLC, Roland Lussier, Brian Dekle, John Ramsay and Wallace Bailey for conversion and breach of contract in a dispute over the payment of a $300,000 account receivable that ComLabs owed to NACSV but sent payment directly to Brian Dekle. The case was filed in the Eighteenth Judicial Circuit in and for Brevard County Florida, case no. 05-2015-CA-012250-XXXX. On February 18, 2015 (i) defendants Communications Laboratories, Inc., ComLabs Global, LLC and Roland Lussier and (ii) defendant Wallace Bailey filed their respective motions to dismiss seeking, among other things, dismissal for failure to state valid causes of action, lumping and failure to post a non-resident bond. On February 26, 2015, defendants Dekle and Ramsay filed their motion to dismiss, or stay action, based on already existing litigation between the parties. NACSV filed its required bond on March 2, 2015.

Price Protection

In connection with our acquisition of NACSV, we granted the sellers “price protection” for the shares of restricted common stock they received at the closing of the transaction. If the sellers sell any such shares of our common stock in arm’s-length transactions within the 12 month period commencing June 16, 2014, and if the average selling price of the shares sold is less than $0.31 per share, then the Company shall deliver to the sellers, within 30 days following a request from the sellers, additional shares of our common stock having a market price at the time of delivery equal to the excess if any of (x) the sales price the sellers would have received if the shares had sold for $0.31 per share minus the actual sales price received by the sellers; divided by (y) the actual price per share received by the sellers. At March 31, 2015, the closing price of our common stock was $0.10. Therefore, had the sellers sold the 645,161 shares of the restricted common stock they received at $0.10 per share, we would have been required to issue an additional 1,354,838 shares valued at $.10 per share, or an aggregate value of $135,484.

Note 9 - Stockholders’ Equity and Stock Based Compensation

Preferred Stock

We are authorized to issue 35,000,000 shares of preferred stock, $0.001 par value per share, at March 31, 2015. At March 31, 2015 and December 31, 2014, no shares of preferred stock were outstanding.

Common Stock

At March 31, 2015, we had authorized 450,000,000 shares of common stock of which 109,808,455 were issued and outstanding.

During the three-month period ended March 31, 2015, we granted 1,500,000 restricted shares of our common stock valued at $60,000. These restricted shares vest over an 85 day period. At March 31, 2015, 441,177 of these shares vested and the Company recorded $17,647 for advisory services, representing the value of the shares vested. At March 31, 2015, 437,500 shares of restricted common stock and 125,000 restricted stock units granted during the year ended December 31, 2014, vested and the Company recorded $200,222 for advisory services, representing the value of the shares vested. In addition, 125,000 restricted common shares granted during the year ended December 31, 2014, vested and the Company recorded $37,500 as consulting fees. During the three months ended March 31, 2015, the Company issued 362,926 shares of restricted common stock for services related to debt financing and recorded $21,558 as debt issue fees. The Company issued 25,000 shares of restricted common stock for legal fees valued at $2,500 related to a debt issuance.

Subsequent to March 31, 2015, our stockholders approved a written consent authorizing an increase in the number of authorized shares of our common stock to 650,000,000 shares as more fully discussed in Note 16, Subsequent Events.

Common Stock Warrants

We have issued warrants, which are fully vested and available for exercise, as follows:

Class of Warrant	Issued in connection with or for	Number Outstanding	Exercise Price	Date of Issue	Date Vest	Date of Expiration
A-1	Debt	1,750,000	$0.10	December 2012	December 2013	December 2015
A-2	Services	1,000,000	$0.15	May 2013	May 2014	May 2018
A-3	Services	500,000	$0.50	June 2013	June 2014	June 2018
A-4	Services	1,000,000	$1.00	October 2013	October 2013	October 2016
Total		4,250,000

As of December 31, 2014 the fair value of warrants had been fully amortized.

All such warrants are exercisable at any time through the date of expiration. All related agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis.

The intrinsic value of warrants outstanding at March 31, 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

We determined the value of warrants issued using the BSM valuation model as follows:

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

2014 Global Digital Solutions Equity Incentive Plan

On May 9, 2014 our shareholders approved the 2014 Global Digital Solutions Equity Incentive Plan (“Plan”) and reserved 20,000,000 shares of our common stock for issuance pursuant to awards thereunder, including options, stock appreciation right, restricted stock, restricted stock units, performance awards, dividend equivalents, or other stock-based awards. The Plan is intended as an incentive to retain in the employ of the Company our directors, officers, employees, consultants and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

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

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 is comprised of the following:

	2015	2014
Fair value expense of stock option grants	$-	$693,332
Fair value expense of restricted stock unit grants	12,936	-
Fair value expense of restricted stock grants	204,933	1,324,966
	$217,869	$2,018,298

Awards Issued Under Stock Incentive Plans

Stock Option Activity

As of March 31, 2015, we have outstanding 5,500,000 fully-vested stock options that were granted to directors and officers. These options were fully vested as of December 31, 2014. The stock options are exercisable at prices ranging from $0.11 to $0.61 and expire between February 2024 and March 2024.

A summary of the stock option activity for our stock options plans for three months ended March 31, 2015 is as follows:

	Weighted Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,840,000	$0.61	9.3	-
Options granted				$-
Options exercised	-
Options forfeited	(340,000)	(0.11)
Outstanding at March 31, 2015	5,540,000	$0.64	8.9	$-
Exercisable at March 31, 2015	5,500,000	$0.64	8.9	$-

We account for our stock-based compensation plans in accordance with ASC 718-10. Under the provisions of ASC 718-10, the fair value of each stock option is estimated on the date of grant using a BSM option-pricing formula, and amortizing that value to expense over the expected performance or service periods using the straight-line attribution method.

During the three-months ended March 31, 2015, 340,000 stock options that had not yet vested were forfeited.

As of March 31, 2015, all stock-based compensation cost related to the outstanding stock options has been recognized. The intrinsic value of options outstanding at March 31, 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

Restricted Stock Units

In August 2014 we granted Stephen L. Norris, then Chairman and CEO of our wholly owned subsidiary, GDSI International, 12 million restricted stock units (“RSU’s”) convertible into 12 million shares of the Company’s common stock, with a grant date fair market value of $3,600,000 as of July 1, 2014, the effective grant date. The grant was made under our 2014 Equity Incentive Plan. 4,000,000 RSU’s would vest in respect of each fiscal year of GDSI International from 2015 through 2017 if the company has achieved certain revenue targets set forth in the agreement.  Effective January 9, 2015, Mr. Norris resigned and forfeited all rights in and to his RSU’s.

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

A summary of RSU’s outstanding as of March 31, 2015 and changes during the three months then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2014	-	-	-
Issued	13,000,000	$0.28	$0.00
Vested	-
Forfeited	(12,000,000)
Nonvested at March 31, 2015	1,000,000	$0.28	$0.00

On January 9, 2015, the recipient of 12 million RSU’s resigned from the Board of Directors and as an officer of the Company, and consequently forfeited his 12 million RSU’s. As of December 31, 2014, after taking into account the forfeited 12 million RSU’s, there was $81,945 of total unrecognized stock-based compensation expense related to 1 million unvested RSU’s that will be recognized on a straight-line basis over the performance periods of the award through December 2017, of which $12,936 was recognized as expense during the three-months ended March 31, 2015. The aggregate intrinsic value of nonvested RSU’s was $0 at March 31, 2015.

Awards Not Issued Under Stock Incentive Plans

Restricted Stock Grants Awarded to Advisors

In order to align our senior advisors with the interest of the stakeholders of the Company, the Board of Directors of the Company has granted the advisors restricted stock awards valued at $0.04 to $0.64 per share which vest over a period of 12 – 24 months, subject to remaining an advisor for a minimum of twelve months, and which are forfeited if the advisor is terminated or is no longer an advisor on the anniversary of the advisory award. Restricted stock awards granted or vested during the three months ended March 31, 2015 is as follows:

					March 31, 2015
Name	Date of Grant	Number of Shares	Vest from	Vest To	Vested	Unvested	Forfeited

Edwin J. Wang	4/17/13	104,166	2/28/14	1/31/15	104,166
	2/4/14	125,000	2/4/14	1/31/15	125,000

Jennifer S. Carroll	4/17/13	104,167	2/28/14	1/31/15	104,167	-

Mathew Kelley	4/17/13	104,167	2/28/14	1/31/15	104,167

Richard J. Feldman	4/30/14	125,000	4/30/14	3/30/15	125,000
		500,000	4/30/15	3/30/16		500,000	--

Gary Gray	3/7/15	1,000,000	3/7/15	5/30/15	294,118	705,882	--

Ross Trevino	3/7/15	500,000	3/7/15	5/30/15	147,059	352,941	--

		2,562,500			1,003,677	1,558,823

A summary of restricted stock grants outstanding as of March 31, 2015, and the changes during the three months then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2014	1,062,500	$$0.31	$$0.00
Granted	1,500,000	$$0.04	$90,000
Vested	(1,003,677)	$0.11	$26,471
Forfeited	--	--	--
Nonvested at March 31, 2015	1,558,823	$$0.17	$$63,529

We recorded stock-based compensation expense related to restricted stock grants of $204,933 and $1,324,966 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 there was $272,353 of total unrecognized stock-based compensation expense related to these restricted stock grants that will be recognized through March 2016. The aggregate intrinsic value of nonvested restricted stock grants was $63,529 at March 31, 2015.

Note 10 – Income Taxes

We have incurred losses since inception, which have generated net operating loss carryforwards. At March 31, 2015, we had a federal net operating loss carryforward of approximately $2,550,000 that will expire beginning in 2025. Current or future ownership changes may limit the future realization of these net operating losses. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of January 1, 2014, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in our unrecognized tax benefits during the three months ended March 31, 2015 and 2014 and we did not recognize any interest or penalties during these periods related to unrecognized tax benefits.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carryforwards. We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets. There is no income tax benefit for the losses for the three months ended March 31, 2015 and 2014, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Note 11 - Loss Per Common Share

Basic and diluted loss per common share for the three-month periods ended March 31, 2015 and 2014 is calculated based on the weighted average common shares outstanding for the period.  The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31,
	2015	2014
Numerator:
Loss from continuing operations	$(2,731,906)	$(2,833,664)
Loss from discontinued operations	-	(2,265)
Net loss	$(2,731,906)	$(2,835,929)
Denominator:
Weighted-average shares outstanding	106,417,019	98,551,895
Effect of dilutive securities (1)	-	-
Weighted-average diluted shares	106,417,019	98,551,895
Loss per common share – basic and diluted:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	(0.00)	(0.00)
Total – basic and diluted	$(0.03)	$(0.03)

(1)  The following common stock equivalents outstanding as of March 31, 2015 and 2014 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2015	2014
Shares issuable under convertible notes payable	21,596,075	—
Warrants	4,250,000	4,250,000
Options	5,500,000	5,500,000
Restricted stock	1,558,823	—
Price protection shares	1,354,838	—
Total common stock equivalents	34,259,736	9,750,000

Note 12 – Discontinued Operations

In January 2012, we acquired 51% of Bronco Communications LLC.  We subsequently discontinued the operations of Bronco and disposed of its remaining assets in January 2013 although we were responsible for contract oversight, which was concluded in June 2014.  In accordance with ASC Topic 205, Presentation of Financial Statements - Discontinued Operation, we have presented the loss from discontinued operations of $2,265 in the consolidated statements of operations for the three months ended March 31, 2014. The following table details the operating results included of discontinued operations:

Three Months Ended March 31, 2014
Net sales	$-
Cost of goods sold	-
Gross profit	-
Selling, general and administrative expenses	2,265
Interest expense	-
Other income	-
Loss before provision for income taxes	(2,265)
Provision for income taxes	-
Loss from discontinued operations	$(2,265)

Note 13 – Related Party Transactions

Convertible Notes Payable to Related Parties

During the year ended December 31, 2014, we issued convertible notes payable to an affiliate of our Chairman and CEO, and to our CFO. These notes are further discussed in Note 6 - Notes Payable – Convertible Notes Payable to Related Parties.

Note 14 – Customer concentrations

Accounts receivable, net of allowance, was $300,000 and $302,400, as of March 31, 2015 and December 31, 2014, respectively. One customer accounted for 100% and 99.2% of the amount, respectively. The Company expects to continue to have customers with revenues or accounts receivable balances of 10% or more of total revenue or total accounts receivable in the foreseeable future.

Note 15 – Subsequent Events

Securities Purchase Agreement dated April 3, 2015 and Convertible Promissory Note due April 2, 2016 with Vis Vires Group, Inc.

On April 3, 2015, we entered into a Securities Purchase Agreement (the “VVG SPA”) with Vis Vires Group, Inc. Inc. (“VVG”) providing for the purchase of a Convertible Promissory Note bearing interest at 8% per annum in the principal amount of $50,000 due April 2, 2016 (the “VVG Note”). The VVG Note, which was issued on April 3, 2015, was funded on April 8, 2015, with the Company receiving net proceeds of $42,000 (net of VVG’s legal expenses of $3,000 which, in accordance with the terms of the VVG SPA, we agreed to pay, and a finder’s fee of $5,000), which is to be used for general corporate purposes.

The VVG Note can be prepaid, at redemption premiums ranging from 15% to 45%, until 180 days following the issuance date of the VVG Note, after which we have no right of repayment. The VVG Note is convertible at a price per share equal to 60% of the average of the lowest trading price of our common stock during the 20 trading days prior to conversion. If, at any time when the VVG Note is outstanding, we issue or sell, or are deemed to have issued or sold, any shares of our common stock in connection with a subsequent placement for no consideration or for a consideration per share based on a variable price formula that is less than the conversion price in effect on the date of such issuance of shares of common stock, then the conversion price will be reduced to the amount of the consideration per share received for such issuance.

The VVG Note contains certain covenants and restrictions including, among others, that for so long as the VVG Note is outstanding we will not pay dividends or dispose of certain assets, and we will maintain our listing on an over-the-counter market. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

JMJ Note Payable

We entered into a note payable with JMJ in the amount of $250,000 of which $82,500 was deemed funded on January 28, 2015. JMJ has the option to finance additional amounts under the note. On April 28, 2015, we received additional funding from JMJ in the amount of $20,000, which was net of an original issue discount of $2,500 and a $2,400 finder’s fee. The terms of the note are more fully discussed in Note 6 – Notes Payable.

Change in Chief Financial Officer

Effective as of April 10, 2015, David A. Loppert retired as CFO and as an officer of the Company and the Company appointed Jerome J. Gomolski as its CFO. In connection with his appointment as our CFO, on April 1, 2015, Mr. Gomolski was granted stock options to acquire 500,000 shares of the Company’s common stock pursuant to the Plan. The options have an exercise price of $0.10 per share, vest one-third on each of October, 1 2015, April 1, 2016 and October 1, 2016 and expire on March 31, 2025.

Increase in Authorized Shares of Our Common Stock

We have mailed an Information Statement to the holders of our common stock pursuant to the requirements of Regulation 14C under the Securities Exchange Act of 1934, as amended, in connection with a Written Consent in lieu of a Special Meeting (the “Written Consent”), dated as of March 19, 2015, executed by the holders of more than a majority of our outstanding shares of our common stock. The Written Consent contains a resolution approving an amendment to the Company’s Articles of Incorporation to increase the number of shares of our authorized common stock from 450,000,000 to 650,000,000. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, the actions will become effective on or after May 14, 2015, which is 20 calendar days following the date we first mailed the Information Statement to our stockholders.  As soon as practicable after such date, we intend to file the Certificate of Amendment with the New Jersey Secretary of State to effect the increase in the authorized shares.

Issuances of Stock Options

In addition to the stock options granted to Mr. Gomolski, our CFO, discussed above, subsequent to March 31, 2015, we have granted stock options under the Plan to consultants, members of our board of directors and employees. On April 1, 2015, we granted 300,000 stock options to acquire 300,000 shares of our common stock to each of two consultants. The options have an exercise price of $0.10 per share, vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016 and expire on March 31, 2025. On April 20, 2015, we granted 500,000 stock options to acquire 500,000 shares of our common stock to each of three board members. The options have an exercise price of $0.14 per share, vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016 and expire on March 31, 2025. Additionally, on May 8, 2015, we granted an aggregate of 300,000 stock options to acquire 300,000 shares of our common stock to four employees. The options have an exercise price of $0.08 per share, vested ratably over a three-year period and expire ten years from the date of grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

This quarterly report contains forward-looking that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our ability to pay dividends, our competitive position and the effects of competition and the projected growth of the industries in which we intend to operate. Forward-looking statements are only predictions based on our current expectations and projections about future events and involve risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements contained in this quarterly report are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this quarterly report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this quarterly report are discussed under “Item 1A. Risk Factors” and elsewhere in the 2014 Form 10-K and include:

●	our ability to fund our operations and continue as a going concern;
●	our ability to have excess cash available for future actions;
●	our ability or inability to implement our business plan, including the completion of acquisitions of companies under letters of intent;
●	anticipated trends in our business and demographics;
●	relationships with and dependence on technological partners;
●	our future profitability and liquidity and the impact of potential future acquisitions on our financial condition, results of operations and cash flows;
●	our ability to preserve our intellectual property and trade secrets and operate without infringing on the proprietary rights of third parties;
●	regulatory, competitive or other economic influences;
●	our operational strategies including, without limitation, our ability to develop or diversify into new businesses;
●	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;
●	our ability to comply with current and future regulations relating to our businesses;
●	the impact of new accounting pronouncements;
●	our ability to establish and maintain proper and effective internal accounting and financial controls;
●	the potential of further dilution to our common stock based on transactions, including convertible debt, effected involving issuance of shares; and
●	our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” set forth in Item 1A of the 2014 Form 10-K, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.

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

The information in this quarterly report is as of March 31, 2015, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in Item 1 of this quarterly report as well as our annual financial statements for the year ended December 31, 2014 included in the 2014 Form 10-K.

Results of Continuing Operations

Three Months Ended March 31, 2014 and 2013

We had no revenue, or cost of revenue, from continuing operations in the three months ended March 31, 2015 and 2014. Selling, general and administrative (“S, G & A”) were $1,285,497 and $2,856,416 in three-month periods ended March 31, 2015 and 2014, respectively. S, G & A was comprised of:

	Three Months Ended March 31,		Increase/	%
	2015	2014	(decrease)	Change
Compensation and benefits	$328,866	$2,084,298	$(1,755,432)	-84.2%
Debt issuance costs and amortization of warrant	31,267	75,000	(43,733)	-58.3%
Depreciation and amortization	35,572	--	35,572	100.0%
Facility expense	43,188	--	43,188	100.0%
Investment banking fees	21,558	412,500	(390,942)	-94.7%
Investor relations and marketing	37,500	101,497	(63,997)	-63.1%
Office support and supply	56,010	20,828	35,182	168.9%
Professional and filing fees	153,543	154,931	(1,388)	-0.9%
Intangible asset impairment loss	563,024	--	563,024	100.0%
Travel and entertainment	12,987	--	12,987	100.0%
Other	1,982	7,362	(5,380)	-73.1%
Total S, G & A	$1,285,497	$2,856,416	$(1,570,919)	-55.0%

Compensation and benefits decreased by $1,755,432, or 84.2% % to $328,866 in the three months ended March 31, 2015 compared to $2,084,298 in 2014 period. In the three month ended March 31, 2015, compensation and benefits comprised $217,869 of non-cash stock-based compensation to our CEO and CFO, vice presidents and advisors, $45,000 of cash compensation to our CEO and CFO, and $65,997 of cash compensation to our vice presidents and staff. In the three months ended March 31, 2014, compensation and benefits comprised $2,018,298 of non-cash stock-based compensation to our CEO, CFO, vice presidents and advisors, $45,000 of cash compensation to our CEO and CFO, and $21,000 of cash compensation to others.

Debt issuance costs and amortization of warrant decreased by $43,733, or 58.3%, from $75,000 in the three months ended March 31, 2014 to $31,267 in three months ended March 31, 2015.  In connection with the issuances of convertible notes payable in the three months ended March 31, 2015, we incurred cash-based debt issuance fees totaling $111,420 of which $31,267 were amortized to expense during the 2015 period. In three-month period ended March 31, 2014 we expensed $75,000 for amortization of a warrant issued in connection with a financing.

Depreciation and amortization was $35,572 for the three months ended March 31, 2015. We did not incur depreciation and amortization during the three months ended March 31, 2014. The depreciation and amortization relates to fixed assets and customer relationships that were acquired in connection with the acquisition of North American Custom Specialty Vehicles (“NACSV”) effective June 16, 2014. The acquisition is more fully described in Note 2 to the accompanying unaudited consolidated financial statements.

Facility expense was $43,188 for the three months ended March 31, 2015. We did not incur facility expense in the three months ended March 31, 2014. Facility expense relates primarily to the operations of NACSV, which we acquired effective June 16, 2014.

Investment banking fees decreased by $390,942, or 94.7%, from $412,500 in the three month ended March 31, 2014 to $21,588 in the three months ended March 31, 2015. The expense in the 2015 period relates to an investment banking fee payable on the gross proceeds of convertible debt raised in the three month period ended March 31, 2015 settled in shares of our common stock valued at $0.06 per share. The expense in the 2014 period includes $400,000 of amortization of the fair market value of a warrant issued to an investment bank for services and fees of $12,500 paid in cash.

Investor relations and marketing expense decreased by $63,997 or 63.1% to $37,500 in the three months ended March 31, 2015 compared to $101,497 in the 2014 period. The fees and were primarily for services rendered and paid in shares of our common stock or compensation through the issuance of a warrant, which are being amortized over the terms of the consulting agreements.

Office supply and support expenses increased by $35,182 or 168.9% to $56,010 in the three months ended March 31, 2015 compared to $20,828 in the 2014 period.  In the three months ended March 31, 2015, the expense included $35,052 of directors and officers liability insurance, $7,249 of key man life insurance and $5,692 of insurance related to NACSV’s operations. In the three months ended March 31, 2014, the expense included $13,608 of directors and officers liability insurance and $7,249 of key man life insurance.

Professional and filing fees decreased $1,388 or 0.9% to $153,543 in the three months ended March 31, 2015 compared to $154,931 in the 2014 period.  In the three-month periods ended March 31, 2015 and 2014, such fees consisted of:

	2015	2014
Accounting and & auditing fees	$35,450	$31,450
Consulting fee	1,525	5,447
Legal fees	107,313	113,076
Public company/SEC related fees and expenses and transfer agent fees	5,727	4,958
Other	3,528	--
	$153,543	$154,931

Intangible asset impairment loss was $563,024 in the three months ended March 31, 2015. Based on our current valuation, we determined that the value of the customer relationships was impaired as of March 31, 2015. This was due in part to the lack of revenue from sales of NACSV’s products during the three-months ended March 31, 2015, as well as to our current expectations regarding future estimated discounted cash flows attributable to such asset. We did not incur an intangible asset impairment loss in the 2014 period.

Change in fair value of embedded derivative liabilities of convertible notes was $1,118,287 in the three months ended March 31, 2015. We did not incur a change in fair value of embedded derivative liabilities of convertible notes during the 2014 period. The liability resulted from convertible notes with variable conversion options that we issued during the three-months ended March 31, 2015. The value of the conversion options are required to be bifurcated from the notes and recorded at fair value at each reporting period with changes in the fair value reported as income or expense in the statement of operations.

Loss on extinguishment of debt was $22,170 in the three months ended March 31, 2015. The loss resulted from the write off of debt discount for notes payable to related parties that were partially repaid during the 2015 period. We did not incur a loss on extinguishment of debt in the 2014 period.

The reduction in contingent consideration for purchase price was $280,461 in the three months ended March 31, 2015 and was due in part to the lack of revenue from sales of NACSV’s products during the three-months ended March 31, 2015, as well as to our current expectations regarding future revenue and earnings estimates associated with NACSV. We did not incur a change in contingent consideration for purchase price in the 2014 period.

Interest income was $29,002 in 2014 and was related to loans outstanding during the 2014 period. We did not earn interest income in the three months ended March 31, 2015.

Interest expense was $586,413 in the three months ended March 31, 2015 as compared to $6,250 in the 2014 period. The significant increase in interest expense was due primarily to the initial fair value of the embedded derivative liabilities of convertible notes issued during the three months ended March 31, 2015.

There is no income tax benefit for the losses for the three-month periods ended March 31, 2015 and 2014 since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Loss from discontinued operations in the three-month period ended March 31, 2014 was $2,265 and represented costs related to the wind down of a telecommunications business.

Our results of operations for the three month ended March 31, 2015 and 2014 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents totaling $155,860 and working capital deficit of $1,941,715. For the three months ended March 31, 2015, we incurred a net loss of $2,731,906 and at March 31, 2015, we had an accumulated deficit of $31,247,469 and total stockholders’ deficit of $2,300,072. We expect to incur losses in fiscal 2015. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We do not have any material commitments for capital expenditures during the next twelve months.  Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

Cash Flows

Cash used in operating activities

Net cash used in operating activities totaled $429,567 for the three months ended March 31, 2015 compared to $362,448 for the three months ended March 31, 2014.

In the three months ended March 31, 2015, cash was used primarily to fund $378,879 of the net loss of $2,731,906. Non-cash items affecting the net loss were: (i) a reduction in contingent consideration for purchase price of $280,461; (ii) depreciation and amortization of $35,572; (iii) loss on extinguishment of debt of $22,170; (iv) non-cash stock-based compensation of $217,869; (v) change in value of embedded derivative liabilities of convertible notes of $1,118,287; (vi) intangible asset impairment loss of $563,024; (vii) non-cash interest expense of $579,159; (viii) common stock issued for services of $61,558; (ix) non-cash amortization of debt issuance costs of $31,267; and (x) a beneficial conversion feature of $4,582. In addition, net changes in operating assets and liabilities totaling $50,688 resulted in the use of cash.

In the three months ended March 31, 2014, cash was used to fund a net loss of $2,835,929, changes in operating assets and liabilities of $53,313 and an increase in accrued interest receivable of $29,002, reduced by non-cash stock-based compensation of $2,018,298 and common stock and warrants issued for services of $537,498.

Cash used in investing activities

There were no investing activities during the three months ended March 31, 2015 and 2014.

Cash from financing activities

Net cash provided by financing activities totaled $425,325 for the three months ended March 31, 2015, compared to $125,000 for the three months ended March 31, 2014. In three months ended March 31, 2015, we received proceeds from the issuance of notes payable and convertible debt of $615,485. These receipts were partially offset by debt issuance fees of $111,420 and payments on convertible and other notes payable of $78,740. In the three months ended March 31, 2014, we received proceeds from the exercise of warrants of $125,000.

Financial condition

As of March 31, 2015, we had cash and cash equivalents totaling $155,860, a working capital deficit of $1,941,715 and stockholders’ deficit of $2,300,072. We do not have a line of credit facility and have relied on short-term borrowings, convertible debt and the sale of common stock to provide cash to finance our operations. We will need to raise additional capital during the remainder of 2015 to sustain our operations and fund future acquisitions. We plan to seek additional equity and debt financing to provide funding for operations and future acquisitions.

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

We will need to secure additional funds to finance our operations during the next twelve months, but there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended March 31, 2015 and 2014.

Critical Accounting Policies

Our 2014 Form 10-K contains further information regarding our critical accounting policies.

Impact of Recently Issued Accounting Standards

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our accompanying unaudited consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer have concluded that, as of the end of such period, these controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2014 which have not been rectified as of March 31, 2015:

●	Resources: Our corporate Chief Financial Officer performed all corporate accounting functions. As a result, there was a lack of proper segregation of duties.

●	Audit Committee: We do not have, and are not required to have, an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

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

In response to the Company’s and NACSV's motion to dismiss, Dekle and Ramsay filed an amended complaint on March 2, 2015 seeking specific performance and alleging breach of contract, violations of SEC Rule 10b-5, and violations of the Alabama Securities Act. The amended complaint also names the Company’s Chairman, President, and CEO, Richard J. Sullivan (“Sullivan”) as a defendant. On March 17, 2015, the Company, NACSV and Sullivan filed a motion to dismiss the amended complaint seeking dismissal for failure to state valid causes of action, for lack of personal jurisdiction, or alternatively to transfer the case to the United States District Court in and for Middle District of Florida. Dekle and Ramsay’s responded on March 31, 2015, and the Company filed its response thereto

Global Digital Solutions, Inc. et. al. v. Communications Laboratories, Inc., et. al.

On January 19, 2015 the Company and NACSV filed suit against Communications Laboratories, Inc., ComLabs Global, LLC, Roland Lussier, Brian Dekle, John Ramsay and Wallace Bailey for conversion and breach of contract in a dispute over the payment of a $300,000 accounts receivable that ComLabs owed to NACSV but sent payment directly to Brian Dekle. The case was filed in the Eighteenth Judicial Circuit in and for Brevard County Florida, case no. 05-2015-CA-012250-XXXX. On February 18, 2015 (i) defendants Communications Laboratories, Inc., ComLabs Global, LLC and Roland Lussier and (ii) defendant Wallace Bailey filed their respective motions to dismiss seeking, among other things, dismissal for failure to state valid causes of action, lumping and failure to post a non-resident bond. On February 26, 2015, defendants Dekle and Ramsay filed their motion to dismiss, or stay action, based on already existing litigation between the parties. . NACSV filed its required bond on March 2, 2015.

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

During the three months ended March 31, 2015, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	On March 9, 2015 we issued an aggregate of 1,500,000 restricted shares of our common stock to two officers under restricted stock awards. The shares of common stock had an aggregate grant date fair value of $60,000 and the cost is being amortized over the requisite service period.

2.	On March 31, 2015, we issued an aggregate of 3,000,000 restricted shares of our common stock to 3 advisors for shares that have vested under advisor restricted stock awards. The shares of common stock had an aggregate grant date fair value of $655,000 and the cost was amortized over the requisite service period

3.	On March 31, 2015, we issued 326,926 restricted shares of our common stock to an investment advisor in consideration for fees earned under a non-exclusive agreement we entered into with them in December 2014. The shares were valued at $21,558 and the cost was expensed as incurred.

The shares of common stock described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On January 30, 2015, we filed a Current Report on Form 8-K with the Securities and Exchange Commission to report that we had entered into a $250,000 Convertible Note (the “JMJ Note”) with JMJ Financial (“JMJ”) pursuant to which we received initial funding of $62,700, net of a 10% original issue discount and a 4% finder’s fee. JMJ has the option to finance additional amounts under the note. On April 28, 2015, we received additional funding from JMJ in the amount of $22,500, which was net of an original issue discount of $2,500. The JMJ Note matures twenty four months from the date funded, has a one-time 12% interest charge if not paid within 90 days, and is convertible at the option of JMJ Financial into shares of the Company’s common stock at the lesser of $0.075 per share or 60% of the average of the trade price in the twenty-five trading days prior to conversion.  The JMJ Note might be accelerated if an event of default occurs under the terms of the JMJ Note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings.

Item 6.	Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Digital Solutions, Inc. (Registrant)

Date: May 14, 2015	By:	/s/ JEROME J. GOMOLSKI
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number
3.1	Certificate of Incorporation	10	8/9/13	3.1
3.2	Articles of Merger	10	8/9/13	3.2
3.3	Certificate of Amendment to Certificate of Incorporation	10	8/9/13	3.3
3.4	Bylaws	10	8/9/13	3.4
3.5	Certificate of Amendment to Certificate of Incorporation filed July 7, 2014	8-K	7/30/14	3.1
3.1	Certificate of Incorporation	10	8/9/13	3.1
10.1	First Amendment to 8% Convertible Redeemable Note dated February 4, 2015, with Charter 804CS Solutions, Inc.	8-K	2/9/15	10.2
10.2	Securities Purchase Agreement, dated December 8, 2014, with David A. Loppert	8-K	12/12/14	10.3
10.3	Convertible Promissory Note, dated December 8, 2014, with David A. Loppert	8-K	12/12/14	10.4
10.4	First Amendment to 8% Convertible Redeemable Note dated February 4, 2015, with David A. Loppert	8-K/A	2/9/15	10.3
10.5	Securities Purchase Agreement, dated January 16, 2015, with LG Capital	8-K	1/20/15	10.1
10.6	8% Convertible Redeemable Note, dated January 16, 2015, with LG Capital	8-K	1/20/15	10.2
10.7	10% Convertible Note, dated January 26, 2015, with JSJ Investments Inc.	8-K	1/30/15	10.1
10.8	Securities Purchase Agreement, dated January 26, 2015, with Adar Bays, LLC	8-K	1/30/15	10.2
10.9	8% Convertible Redeemable Note, dated January 26, 2015, with Adar Bays, LLC	8-K	1/30/15	10.3
10.10	$250,000 Convertible Note, dated January 28, 2015, with JMJ Financial	8-K	1/30/15	10.4
10.11	$250,000 Convertible Note, dated February 4, 2015, with Vista Capital Investments, LLC	8-K	2/9/15	10.1
10.12	Securities Purchase Agreement dated February 17, 2015 with KBM Worldwide, Inc.	8-K	2/24/15	10.1
10.13	Convertible Promissory Note dated February 17, 2015 with KBM Worldwide, Inc.	8-K	2/24/15	10.2

10.14	Securities Purchase Agreement dated February 17, 2015 with EMA Financial, LLC5	8-K	2/24/15	10.3
10.15	Convertible Promissory Note dated February 17, 2015 with EMA Financial, LLC	8-K	2/24/15	10.4
10.16	Note Purchase Agreement dated March 8, 2015 with Tangiers Investment Group, LLC	8-K	3/13/15	10.1
10.17	Convertible Promissory Note dated March 8, 2015 with Tangiers Investment Group, LLC	8-K	3/13/15	10.2
10.18	Non – exclusive agreement with Carter, Terry & Company dated December 19, 2014 to provide Financial Advisor, Investment Banking and Placement Agent services	10-K	3/30/15	10.41
10.19	Securities Purchase Agreement dated April 3, 2015 with Vis Vires Group, Inc.	8-K	4/10/15	10.1
10.20	Convertible Promissory Note dated April 3, 2015 with Vis Vires Group, Inc.	8-K	4/10/15	10.2
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101. INS**	XBRL Instance
101. SCH**	XBRL Taxonomy Extension Scheme
101. CAL**	XBRL Taxonomy Extension Calculation
101. DEF**	XBRL Taxonomy Extension Definition
101. LAB**	XBRL Taxonomy Extension Labels
101. PRE**	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

