Form 10-Q
period 2015-06-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2015-08-07
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 4, 2015 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	112,198,729

GLOBAL DIGITAL SOLUTIONS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$147,840	$160,102
Accounts receivable, net	305,679	302,400
Inventory	226,897	226,897
Prepaid expenses	59,326	81,498
Debt issuances fees, net	29,633	--
Total current assets	769,375	770,897

Property and equipment, net	6,546	9,040
Intangible asset	--	596,471
Deposits	2,415	2,882
Total assets	$778,336	$1,379,290

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable	$36,480	$281,726
Accrued expenses	181,602	197,578
Convertible notes payable, net of discount	496,557	--
Accrued interest on convertible notes	33,326	--
Derivative liability	830,426	--
Notes payable	19,379	58,258
Convertible notes payable to related parties, net of discount	--	40,707
Total current liabilities	1,597,770	578,269
Contingent consideration payable	555,653	648,615
Total liabilities	2,153,423	1,226,884

Commitments and Contingencies

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value, 35,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 650,000,000 shares authorized, 111,142,278 and 108,291,855 shares issued and outstanding	111,142	108,292
Additional paid-in capital	29,089,265	28,559,677
Accumulated deficit	(30,575,494)	(28,515,563)
Total stockholders’ (deficit) equity	(1,375,087)	152,406
Total liabilities and stockholders' (deficit) equity	$778,336	$1,379,290

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$379,223	$111,405	$379,223	$111,405

Cost of revenue	256,841	69,346	256,841	69,346

Gross profit	122,382	42,059	122,382	42,059

Operating expenses
Selling, general and administrative expenses	633,428	3,834,260	1,918,925	6,690,676
Other (income)/expense
Change in fair value of derivatives	(1,575,168)		(456,881)	--
(Gain) loss on extinguishment of debt	--	(387,642)	22,170	(387,642)
Reduction of contingent consideration for purchase price	--	--	(280,461)	--
Other Income	(190,240)	--	(190,240)	--
Interest income	--	(14,179)	--	(43,182)
Interest expense	582,387	2,931	1,168,800	9,181
Total (income) and expenses	(549,593)	3,435,370	2,182,313	6,269,033

Income (loss) from continuing operations before provision for income taxes	671,975	(3,393,311)	(2,059,931)	(6,226,974)

Provision for income taxes	--	--	--	--

Income (loss) from continuing operations	671,975	(3,393,311)	(2,059,931)	(6,226,974)

Loss from discontinued operations	--	(567)	--	(2,832)

Net income (loss)	$671,975	$(3,393,878)	$(2,059,931)	$(6,229,806)

Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.01	$(0.03)	$(0.02)	$(0.06)
Loss from discontinued operations	--	(0.00)	--	(0.00)
Net income (loss)	$0.01	$(0.03)	$(0.02)	$(0.06)
Loss per common share – diluted:
Loss from continuing operations	$(0.02)	$(0.03)	$(0.02)	$(0.06)
Loss from discontinued operations	--	(0.00)	--	(0.00)
Net loss	$(0.02)	$(0.03)	$(0.02)	$(0.06)

Shares used in computing net income (loss) per share:
Basic	111,068,179	101,145,350	108,781,293	99,848,623
Diluted	136,984,148	101,145,350	124,861,371	99,848,623

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net loss	$(2,059,931)	$(6,229,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,941	12,831
Stock- based compensation expense	430,881	4,521,909
Common stock & warrants issued in payment of services	101,557	604,168
Change in fair-value of embedded derivative liabilities of convertible notes	(456,881)	--
Non-cash amortization of debt issue costs	94,487	--
Loss (gain) on extinguishment of debt	22,170	(387,642)
Non-cash interest expense	1,125,155	9,181
Beneficial conversion feature of debt	4,482	--
Intangible asset impairment	563,024	--
Acquisition expenses settled with common stock	--	235,000
Reduction of contingent consideration for purchase price	(280,461)	--
Non cash acquisition expense	--	12,903
Changes in operating assets and liabilities:
Accounts receivable	(3,279)	--
Inventory	--	5,000
Costs in excess of billings	--	(97,774)
Prepaid expenses and other assets	22,639	37,944
Accounts payable	(245,246)	48,162
Accrued expenses	17,350	507,057
Contingent consideration payable	187,499	--
Billings in excess of costs	--	13,631
Net cash used in operating activities	(440,513)	(707,436)
Investing Activities
Repayment of loans to Airtronic	--	1,509,056
Loans to Airtronic	--	(43,182)
Payment for NACSV	--	(1,000,000)
NACSV cash acquired	--	135,425
Net cash provided by investing activities	--	601,299
Financing Activities
Proceeds from convertible notes payable	660,250	--
Proceeds from notes payable	32,735	--
Proceeds from exercise of warrants	--	125,000
Debt issuance fees	(124,120)	--
Payments on other notes payable	(71,614)	(25,000)
Payment on convertible notes payable	(69,000)	(150,000)
Net cash provided by (used in) financing activities	428,251	(50,000)
Net decrease in cash and cash equivalents	(12,262)	(156,137)
Cash and cash equivalents at beginning of year	160,102	509,224
Cash and cash equivalents at end of period	$147,840	$353,087
Taxes paid	--	$--
Interest paid	$3,772	$--
Supplementary disclosure of non-cash investing and financing activities:
Purchase of NACSV with common shares	$--	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2015 and 2014

Note 1 – Organization and Summary of Significant Accounting Policies

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995.  In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc. Our current efforts are focused in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013 we were actively involved in managing Airtronic USA, Inc. (“Airtronic”). Effective as of June 16, 2014 we acquired North American Custom Specialty Vehicles (“NACSV”).

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, NACSV, GDSI Florida, LLC and Global Digital Solutions, LLC, dba GDSI International. All intercompany accounts and transactions have been eliminated in consolidation. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K (the “2014 Form 10-K”).  The unaudited consolidated statements of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

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

Financial Condition and Liquidity

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and at June 30, 2015 had an accumulated deficit of $30,575,494, cash and cash equivalents of $147,840, a working capital deficit of $828,395 and stockholders’ deficit of $1,375,087. We have funded our activities to date primarily from equity and convertible debt financings.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Allowance for doubtful accounts

We record accounts receivable at the invoiced amount and we do not charge interest. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Allowance for doubtful accounts was $104,085 and $104,085 at June 30, 2015 and December 31, 2014, respectively.

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

Intangible Asset

Our intangible asset at December 31, 2014, consisted of customer relationships, which arose from the acquisition of NACSV in June 2014, and were being amortized over its expected economic life of five years. The life was determined based upon the expected use of the asset, and other contractual provisions associated with the asset, the estimated average life of NACSV’s products, the stability of the industry, and other factors deemed appropriate. We continually evaluated whether events or circumstances occurred that indicated the remaining estimated useful life of our customer relationships asset may warrant revision or that the remaining balance of such asset may not be recoverable. We used an estimate of the related discounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Based on our current valuation, we determined that the value of the customer relationships was fully impaired during the six months ended June 30, 2015, as more fully discussed in Note 5 – Intangible Asset.

Fair Value Measurements

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value due to their relatively short maturities.

Convertible Notes Payable With Fixed Conversion Options

We have entered into convertible notes payable with related parties that contain conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into shares of our common stock. In the case of the convertible notes payable with related parties, the conversion price was a fixed price, which represented a 30% discount to the price of our common stock at the time of issuance. We measure the fair value of the notes payable at the time of issuance, which is the result of the share price conversion discount, and record the discount (beneficial conversion feature) as a reduction of debt. We then accrete the discount as interest expense utilizing the effective interest rate method over the life of the debt.

Derivative Financial Instruments

Beginning during the six months ended June 30, 2015, we have issued convertible notes payable to third parties, which contain variable conversion options allowing the holders to convert the notes payable into shares of our common stock at discounts ranging from 39% to 40%. Each of these notes is more fully described in Note 6, Notes Payable.

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

Basic and Fully Diluted Income ( Loss) Per Share

Basic income (loss) per common share is computed by dividing the income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Diluted common shares consist of incremental shares issuable upon the conversion of convertible notes payable, restricted stock, unvested stock issuable for services and the exercise of outstanding stock options and warrants to the extent that such incremental shares are dilutive.

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

Deferred financing fees

We amortize the cost incurred to obtain debt financing using the straight-line method over the expected term of the underlying obligations.  The amortization of deferred financing costs is included in selling, general and administrative expense.  We recognized $61,020 and $25,000 of expense related to the amortization of deferred financing costs during the three months ended June 30, 2015 and 2014, respectively, and $113,845 and $100,000 during the six months ended June 30, 2015 and 2014, respectively.

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

The pro forma financial information presented above is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the dates indicated or that may result in the future.

Note 3 – Financial Instruments

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2015 and December 31, 2014 consisted of the following:

	2015	2014
Cash in bank	$147,840	$160,102
Cash and cash equivalents	$147,840	$160,102

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe we have not been exposed to any significant risk for cash on deposit. While as of June 30, 2015 and December 31, 2014, we did not have uninsured cash amounts, in the past we have had deposits in excess of the insurance limit. We maintain our balances with high quality financial institutions, which we believe reduces any risk.

Note 4 – Inventory

Inventory consists of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Assets:
Trailer inventory	$--	$187,881
Work in process	226,897	226,897
	226,897	414,778
Less: Reserve for inventory loss	--	(187,881)
Total	$226,897	$226,897

We had established a reserve for inventory loss for $187,881 of trailer inventory on hand at NACSV at December 31, 2014. Pursuant to the terms of the Equity Purchase Agreement between the Company and the NACSV sellers, all of the proceeds from the sale of this inventory were to be paid to the NACSV sellers and thus the Company’s net realizable value on this inventory, which was sold during the three months ended June 30, 2015, was zero.

Note 5 – Intangible Asset

At December 31, 2014, we had an intangible asset of $596,471, which was comprised of customer relationships. During the three and six months ended June 30, 2015, amortization of the intangible asset charged against income amounted to $0 and $33,447, respectively, and during the three and six months ended June 30, 2014, amortization of the intangible asset charged against income amount to $12,322 and $12,322, respectively. The customer relationships arose from the Acquisition as more fully discussed in Note 2, Acquisition of North American Custom Specialty Vehicles, LLC (“NACSV”). In accordance with ASC 360-10, we continually evaluated whether events or circumstances have occurred that indicate the remaining estimated useful life of our customer relationships asset may warrant revision or that the remaining balance of such asset may not be recoverable. Based on valuation for the first quarter of 2015, we determined that the remaining value of the customer relationships of $563,024 was impaired as of March 31, 2015. Therefore, we recorded an intangible asset impairment loss of $563,024 as a component of our selling, general and administrative expenses in our unaudited consolidated statement of operations for the six months ended June 30, 2015. This was due in part to the lack of revenue from sales of NACSV’s products during the three-months ended March 31, 2015, as well as to our expectations regarding future estimated discounted cash flows attributable to such asset. We have filed legal proceedings against the sellers of NACSV as more fully discussed in Note 8 – Commitments and Contingencies. We believe that certain misrepresentations were made to us regarding the business prospects of NACSV. In addition to the legal issue discussed in Note 8, we intend to pursue additional legal remedies related to NACSV’s business prospects.

Note 6 – Notes Payable

Convertible Notes Payable with Embedded Derivative Liabilities (Conversion Options)

During the six months ended June 30, 2015, we entered into convertible notes payable with embedded derivative liabilities (conversion options). At June30, 2015, these notes consist of the following:

June 30, 2015
Note for $78,750 to LG Capital Funding, LLC (“LG Capital”) dated January 16, 2015, due January 16, 2016, net of discount of $6,491, bearing interest at the rate of 8% per annum. Note may be prepaid until 180 days after issuance subject to prepayment penalties of up to a 145% multiple of the principal, interest and other amounts owing. Note may be converted by LG Capital at any time after 180 days of the date of closing into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. (1)(2)	$72,259

Note for $66,000 to JSJ Investments Inc. (“JSJ”) dated January 26, 2015, due January 26, 2016, net of discount of $9,116, including an original issue discount of $6,000, bearing interest at 10% per annum. Note may be converted by JSJ at any time into shares of our common stock at a conversion price equal to the lower of (i) a 40% discount of the lowest trading price during the previous twenty (20) trading days prior to the date of conversion; or (ii) a 40% discount to the lowest trading price during the previous twenty (20) trading days before the date that the note was executed. (1)(2)	56,884

Note for $35,000 to Adar Bays, LLC (“Adar Bays”) dated January 26, 2015, due January 26, 2016, net of discount of $4,836, bearing interest at the rate of 8% per annum. Note may be prepaid until 180 days following issuance subject to prepayment penalties up to a 145% multiple of the principal, interest and other amounts owing. Note may be converted by Adar Bays at any time after 180 days of issuance into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. (1)(2)	30,164

Note for $250,000 to JMJ Financial (“JMJ”) of which $82,500 was deemed funded on January 28, 2015, net of discount of $12,307, including an original issue discount of $7,500 and $27,500 was deemed funded on April 28, 2015, net of discount of $16,218 ,including an original issue discount of $2,500. The principal amount matures 24 months from the date of each funding, has a one-time 12% interest charge as it was not repaid within 90 days of the effective date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trade price in the 25 trading days prior to conversion. JMJ has the option to finance additional amounts up to the balance of the $250,000 during the term of the note. (1)(2)(3)	81,475

Note for $250,000 to Vista Capital Investments, LLC (“Vista”) of which $55,000 was deemed funded on February 9, 2015, net of discount of $10,331, including an original issue discount of $5,000. Note matures 24 months from the date funded, has a one-time 12% interest charge as it was not repaid within 90 days following the issuance date and may be convertible at the option of Vista at any time after the issuance date into shares of our common stock at the lesser of $0.10 per share or 60% of the lowest trade occurring during the twenty five (25) consecutive trading days immediately preceding the applicable conversion date on which the holder elects to convert all or part of the note, subject to adjustment. Vista has the option to finance additional amounts, up to the balance of the $250,000, during the term of the note. (1)(2)(3)	44,669

Note for $115,000 to KBM Worldwide, Inc. (“KBM”) dated February 17, 2015, due February 17, 2016, net of discount of $29,862, including an original issue discount of $11,000, bearing interest at 8% per annum. Note can be prepaid, at redemption premiums ranging from 10% to 35%, until 180 days following the date of issuance and is convertible at a price per share equal to 61% of the average of the lowest three trading prices of our common stock during the 10 trading days prior to conversion. If, at any time the note is outstanding, we issue or sell, or are deemed to have issued or sold, any shares of our common stock in connection with a subsequent placement for no consideration or for a consideration per share based on a variable price formula that is less than the conversion price in effect on the date of such issuance of shares of our common stock, then the conversion price will be reduced to the amount of the consideration per share received for such issuance.(1) (2)	85,138

Note for $68,000 to EMA Financial, LLC (“EMA”) dated February 19, 2015, due February 19, 2016, net of discount of $18,409, including an original issue discount of $6,800, bearing interest at 10% per annum. Note can be prepaid, at a redemption premium of 50%, until 180 days following the issuance date and is convertible into shares of our common stock at a price per share equal to the lower of either (i) the closing sale price of our common stock on the day prior to the closing date, and (ii) 60% of the lowest trade price of our common stock during the twenty five (25) consecutive trading days prior to conversion.(1)(2)	49,591

Note for $220,000 to Tangiers Investment Group, LLC (“Tangiers”) of which $82,500 was deemed funded on March 10, 2015, due March 8, 2016, net of discount of $30,709, including an original issue discount of $7,500, bearing interest at the rate of 10% per annum. Note can be prepaid in whole or in part within 180 days, at redemption premiums ranging from 15% to 35% of the funded amount plus accrued interest. Note is convertible at any time into our common stock, at Tangiers's option, at a conversion price equal to the lower of $0.04 or 60% of the lowest trading price of our common stock during the twenty consecutive trading days prior to the date on which Tangiers elects conversion. Tangiers has the option to finance additional amounts, up to the balance of the $220,000, during the term of the note. (1) (2)	51,791

Note for $50,000 to Vis Vires, Group Inc. (“Vis Vires”) dated April 3, 2016 bearing interest at 8% per annum, due April 2, 2016, net of discount of $25,114. Note can be prepaid, at redemption premiums ranging from 15% to 45%, until 180 days following the issuance date. Note is convertible at a price per share equal to 60% of the average of the lowest trading price of our common stock during the 20 trading days prior to conversion.(1) (2)	24,586

Total convertible notes payable with embedded derivative liability	$496,557

(1)	Note contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the note in the event of such defaults.
(2)	The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date.
(3)	We have classified this note as current due to our expectation to convert the note on a current basis.

The total estimated fair value of the embedded derivative liability associated with the conversion options of these convertible notes payable at inception was $1,287,307 of which $613,950 was discounted against the notes and is being accreted as interest expense over the term of the notes and $673,357 was recorded as interest expense upon issuance. See Note 7, Fair Value Measurements, for a discussion of the changes in the fair value of the embedded derivative liability during the six months ended June 30, 2015.

Convertible Notes Payable to Related Parties

Convertible notes payable to related parties at December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
Convertible note payable to an entity controlled by our Chairman and Chief Executive Officer (“CEO”), bore interest at 8% per annum, due December 8, 2016. After June 6, 2015, at the option of the holder, principal plus accrued interest was convertible into shares of our common stock at $0.09 per share. The note was fully repaid in cash during the six months ended June 30, 2015	$--	$37,500
Convertible note payable to our former Chief Financial Officer (“CFO”), bore interest at 8% per annum, due December 8, 2016. After June 6, 2015, at the option of the holder, principal plus accrued interest was convertible into shares of our common stock at $0.09 per share. The note was fully repaid in cash during the six months ended June 30, 2015.(1)	--	31,500
	--	69,000
Add: Accrued interest	--	363
Less: Unamortized debt discount	--	(28,656)
Convertible notes payable to related parties	$--	$40,707

The 8% convertible notes payable to related parties was convertible into common stock at the rate of $0.09 per share. The Company determined that the conversion feature was considered a beneficial conversion feature and determined its value to be $30,667 as of December 8, 2014, which the Company recorded as a debt discount to the notes. As a result of the repayment of the notes in six months ended June 30, 2015, $22,170 of the unamortized debt discount was recorded as a loss on extinguishment of debt in the six months ended June 30, 2015.

(1)	Our former CFO retired effective April 10, 2015.

Other Note Payable

In September 2014 we entered into a premium finance agreement bearing interest at 5.35% with 10 equal monthly payments of principal and interest of $9,862, no payments remain owing on the note as of June 30, 2015. In January 2015, we entered into a second premium finance agreement bearing interest at 9.250% with 10 equal monthly payments of principal and interest of $3,414, of which six payments remain owing as of June 30, 2015.

Interest Expense

We recorded interest expense of $582,387 and $2,931 during the three months ended June 30, 2015 and 2014, respectively, including $545,996 and $2,931 of non-cash interest expense, respectively. We recorded interest expense of $1,168,800 and $9,181 during the six months ended June 30, 2015 and 2014, respectively, including $1,125,155 and $9,181 of non-cash interest expense, respectively. Given the significant amount of non-cash interest expense associated with the amortization of debt discount and the embedded derivative conversion option fair value of the convertible notes payable, the weighted average effective interest rate for the three and six months ended June 30, 2015 was not a meaningful number.

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

We had no Level 1, Level 2 or Level 3 assets at June 30, 2015 and December 31, 2014 and no Level 1 or Level 2 liabilities at June 30, 2015 and December 31, 2014. The following table sets forth our Level 3 liabilities measured at fair value, whether recurring or non-recurring, at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Liabilities:
Recurring: Embedded derivative liabilities of convertible notes	$830,426	$--
Recurring: Contingent Consideration	$555,653	$648,615

The following is a summary of activity of Level 3 liabilities for the six months ended June 30, 2015:

	Embedded Derivative Liabilities of Convertible Notes	Contingent Consideration

Balance at December 31, 2014	$--	$648,615
Initial fair value of embedded derivative liabilities of convertible notes payable issued during the six month	1,287,307	--
Change in fair value during the six months	(456,881)	(92,962)

Balance at June 30, 2015	$830,426	$555,653

Embedded Derivative Liabilities of Convertible Notes

The initial fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the Black Scholes Merton (“BSM”) pricing model with the following weighted-average inputs: risk free interest rate – 0.08%; expected life -.49 years: volatility - 339%; dividend rate – 0%. At June 30, 2015, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the BSM pricing model with the following weighted-average inputs: risk free interest rate – .01%; term - .25 years; volatility - 165%; dividend rate – 0%.

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

As of June 30, 2015 and December 31, 2014, contingent consideration included in liabilities on the consolidated balance sheet totaled $555,653 and $648,615, respectively.  The reduction in the value of contingent consideration of $92,262 during the six month ended June 30, 2015 was due in part to the lack of revenue from sales of NACSV’s products during the first quarter of 2015, our current expectations regarding future revenue and earnings estimates associated with NACSV as well as the reversal of a liability to NACSV of $190,240 related to equipment held by NACSV and that we believe we no longer owe. We have filed legal proceedings against the sellers of NACSV as more fully discussed in Note 8 – Commitments and Contingencies.

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

On June 2, 2015, Dekle passed away.  On June 5, 2015, the Court denied the Company’s motion to transfer the case to Florida. On June 10, 2015, the Company filed a motion to reconsider the Court’s denial of its motion to transfer the case to Florida. The renewed motion to transfer case to Florida is currently pending before the Court.

On June 15, 2015, Ramsay filed a second amended complaint.  On June 25, 2015, the Company filed a motion to dismiss the second amended complaint.  Dekle and Ramsay were due to respond to the Company’s motion to dismiss on or before July 10, 2015.  On July 17, 2015, Ramsay filed a motion for extension of time to respond to the motion to dismiss or alternatively to stay the proceedings in light of Dekle’s death.  Ramsay’s motion for extension of time or to stay proceedings is currently pending before the court.

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

Note 9 - Stockholders’ Equity and Stock Based Compensation

Preferred Stock

We are authorized to issue 35,000,000 shares of preferred stock, $0.001 par value per share, at June 30, 2015. At June 30, 2015 and December 31, 2014, no shares of preferred stock were outstanding.

Common Stock

Effective May 18, 2015, we increased the number of authorized shares of our common stock from 450,000,000 to 650,000,000 shares. At June 30, 2015, of the 650,000,000 authorized shares of our common stock, 111,142,278 were issued and outstanding.

During the six-month period ended June 30, 2015, we granted 1,500,000 restricted shares of our common stock valued at $60,000 to two advisors. These restricted shares vested over an 85 day period and were fully vested at June 30, 2015. At June 30, 2015, the Company recorded $60,000 for advisory services, representing the value of the 1,500,000 shares vested. During the six months ended June 30, 2015, 687,500 shares of restricted common stock granted during the year ended December 31, 2014, vested and the Company recorded $244,787 for advisory services, representing the value of the shares vested. During the six months ended June 30, 2015, we recorded $25,872 of advisory services expense related to 1 million restricted stock units granted during the year ended December 31, 2014, and vesting over a three-year period commencing on January 1, 2015. In addition, 250,000 restricted common shares granted during the year ended December 31, 2014, vested and the Company recorded $75,000 as investor relations fees. During the six months ended June 30, 2015, the Company issued 362,926 shares of restricted common stock for services related to debt financing and recorded $21,558 as debt issue fees and the Company vested 50,000 shares of restricted common stock for legal fees valued at $4,999.

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

The intrinsic value of warrants outstanding at June 30, 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

We determined the value of warrants issued using the BSM valuation model as follows:

Warrant	Fair Value	Dividend Yield	Volatility	Contractual Lives (Yrs.)	Risk-Free Rate
A-1	$210,000	0.00%	593.00%	2.0	1.58%
A-2	$300,000	0.00%	593.00%	5.0	0.84%
A-3	$250,000	0.00%	598.12%	5.0	1.20%
A-4	$800,000	0.00%	647.97%	3.0	0.64%

The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is estimated based on the historical volatility of the Company’s common stock. The risk free interest rate is estimated based on the U.S. Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. The expected dividend yield is 0% based on the fact that we have never paid dividends and have no present intention to pay dividends.

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

Stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Fair value expense of stock option grants	$100,222	1,759,998	100,222	2,068,579
Fair value expense of restricted stock unit grants	12,936	--	25,872	--
Fair value expense of restricted stock grants	99,854	745,113	304,787	2,453,330
	$213,012	$2,505,111	$430,881	$4,521,909

Awards Issued Under Stock Incentive Plans

Stock Option Activity

As of June 30, 2015, we have outstanding 4,000,000 fully-vested stock options that were granted to a director and officer. These options were fully vested as of December 31, 2014. In addition, we have unvested stock options that were granted to directors, employees and constants during the six month ended June 30, 2015. The outstanding stock options are exercisable at prices ranging from $0.08 to $0.64 and expire between February 2024 and May 2025.

Issuances of Stock Options

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

In addition to the stock options granted to Mr. Gomolski, our CFO, discussed above, subsequent to March 31, 2015, we have granted stock options under the Plan to consultants, members of our board of directors and employees. On April 1, 2015, we granted stock options to acquire 300,000 shares of our common stock to each of two consultants. The options have an exercise price of $0.10 per share, vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016 and expire on March 31, 2025. On April 20, 2015, we granted stock options to acquire 500,000 shares of our common stock to each of three board members. The options have an exercise price of $0.14 per share, vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016 and expire on March 31, 2025. Additionally, on May 8, 2015, we granted stock options to acquire an aggregate of 300,000 shares of our common stock to four employees. The options have an exercise price of $0.08 per share, vested ratably over a three-year period and expire ten years from the date of grant.

A summary of the stock option activity for our stock options plans for six months ended June 30, 2015 is as follows:

	Weighted Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,840,000	$0.61	9.3	--
Options granted	2,900,000	0.12	9.8	$--
Options exercised	--	--	--	--
Options forfeited	(1,840,000)	(0.54)	--	--
Outstanding at June 30, 2015	6,900,000	$0.42	9.1	$--
Exercisable at June 30, 2015	4,000,000	$0.64	8.7	$--

We account for our stock-based compensation plans in accordance with ASC 718-10. Under the provisions of ASC 718-10, the fair value of each stock option is estimated on the date of grant using a BSM option-pricing formula, and amortizing that value to expense over the expected performance or service periods using the straight-line attribution method. The fair value of the stock options issued during the six months ended June 30, 2015 was estimated using the BSM pricing model with the following weighted-average inputs: risk free interest rate – 1.3%; expected life -5.17 years: volatility – 446.6%; dividend rate – 0%.

During the three months ended June 30, 2015 and 2014, we recorded stock-based compensation cost related to outstanding stock options of $100,222 and $1,759,998, respectively, and during the six months ended June 30, 2015 and 2014, we recorded stock-based compensation cost related to the outstanding stock options of $100,222 and $2,453,330, respectively. At June 30, 2015, the unamortized value of the outstanding stock options was $243,776. The intrinsic value of options outstanding at June 30, 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

During the six months ended June 30, 2015, 340,000 stock options that had not yet vested were forfeited and 1,500,000 vested stock options granted to Mr. Loppert, our former CFO, were forfeited by their terms.

Restricted Stock Units

In August 2014 we granted Stephen L. Norris, then Chairman and CEO of our wholly owned subsidiary, GDSI International, restricted stock units (“RSU’s”) convertible into 12 million shares of the Company’s common stock, with a grant date fair market value of $3,600,000 as of July 1, 2014, the effective grant date. The grant was made under our 2014 Equity Incentive Plan. 4,000,000 RSU’s would vest in respect of each fiscal year of GDSI International from 2015 through 2017 if the company has achieved certain revenue targets set forth in the agreement.  Effective January 9, 2015, Mr. Norris resigned and forfeited all rights in and to his RSU’s.

On October 10, 2014 we granted an employee RSU’s convertible into 1 million shares of the Company’s common stock, with a grant date fair market value of $100,000. The grant was made under our 2014 Equity Incentive Plan. 333,333 RSU’s will vest in respect of each calendar year (commencing January 1 and ending December 31) of the Company from 2015 through 2017 if the company has achieved at least 90% of the total revenue and EBITDA midpoint targets set forth in the agreement.  If less than 90% of the target is achieved in respect of any such fiscal year, then the number of RSU’s vesting for that fiscal year shall be 333,333 times the applicable percentage set forth in the agreement; provided that, if the company shall exceed 100% of the revenue and EBITDA midpoint target for the 2016 or 2017 calendar year, and shall have failed to reach 90% of the target for a prior calendar year, the excess over 100% shall be applied to reduce the deficiency in the prior year(s), and an additional number of RSU’s shall vest to reflect the increased revenue for such prior calendar year.  Any such excess shall be applied first to reduce any deficiency for the 2015 calendar year and then for the 2016 calendar year.  The vesting of the RSU’s shall be effective upon the issuance of the audited financial statements of the Company for the applicable calendar year, and shall be based upon the total revenue and EBITDA of the acquired companies as reflected in such financial statements.

A summary of RSU’s outstanding as of June 30, 2015 and changes during the six months then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2014	--	--	--
Issued	13,000,000	$0.28	$0.00
Vested	--
Forfeited	(12,000,000)
Nonvested at June 30, 2015	1,000,000	$0.28	$0.00

On January 9, 2015, the recipient of 12 million RSU’s resigned from the Board of Directors and as an officer of the Company, and consequently forfeited his 12 million RSU’s. As of December 31, 2014, after taking into account the forfeited 12 million RSU’s, there was $56,073 of total unrecognized stock-based compensation expense related to 1 million unvested RSU’s that will be recognized on a straight-line basis over the performance periods of the award through December 2017, of which $12,936 and $25,872 was recognized as expense during the three and six months ended June 30, 2015, respectively. The aggregate intrinsic value of non-vested RSU’s was $0 at June 30, 2015.

Awards Not Issued Under Stock Incentive Plans

Restricted Stock Grants Awarded to Advisors

In order to align our senior advisors with the interest of the stakeholders of the Company, the Board of Directors of the Company has granted the advisors restricted stock awards valued at $0.04 to $0.64 per share which vest over a period of 12 – 24 months, subject to remaining an advisor for a minimum of twelve months, and which are forfeited if the advisor is terminated or is no longer an advisor on the anniversary of the advisory award. Restricted stock awards granted or vested during the six months ended June 30, 2015 is as follows:

					June 30, 2015
Name	Date of Grant	Number of Shares	Vest from	Vest To	Vested	Unvested	Forfeited

Edwin J. Wang	4/17/13	104,166	2/28/14	1/31/15	104,166	--	--
	2/4/14	125,000	2/4/14	1/31/15	125,000	--	--

Jennifer S. Carroll	4/17/13	104,167	2/28/14	1/31/15	104,167	--	--

Mathew Kelley	4/17/13	104,167	2/28/14	1/31/15	104,167	--	--

Richard J. Feldman	4/30/14	125,000	4/30/14	3/30/15	125,000	--	--
		500,000	4/30/15	3/30/16	125,000	375,000	--

Gary Gray	3/7/15	1,000,000	3/7/15	5/30/15	1,000,000	--	--

Ross Trevino	3/7/15	500,000	3/7/15	5/30/15	500,000	--	--

		2,562,500			2,187,500	375,000

A summary of restricted stock grants outstanding as of June 30, 2015, and the changes during the six months then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2014	1,062,500	$0.31	$0.00
Granted	1,500,000	$0.04	$15,000
Vested	(2,187,500)	$0.14	$15,000
Forfeited	--	--	--
Non-vested at June 30, 2015	375,000	$0.46	$0.00

We recorded stock-based compensation expense related to restricted stock grants of $99,854 and $745,113 for the three months ended June 30, 2015 and 2014, respectively, and $304,787 and $2,068,579 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 there was $172,499 of total unrecognized stock-based compensation expense related to these restricted stock grants that will be recognized through March 2016. The aggregate intrinsic value of non-vested restricted stock grants was $0 at June 30, 2015.

Note 10 – Income Taxes

We have incurred losses since inception, which have generated net operating loss carryforwards. At June 30, 2015, we had a federal net operating loss carryforwards of approximately $2,700,000 that expire beginning in 2025. Current or future ownership changes may limit the future realization of these net operating losses. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of January 1, 2014, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in our unrecognized tax benefits during the six months ended June 30, 2015 and 2014 and we did not recognize any interest or penalties during these periods related to unrecognized tax benefits.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carryforwards. We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets. There is no income tax benefit for the losses for the three and six months ended June 30, 2015 and 2014, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Note 11 – Income (Loss) Per Common Share

Basic income (loss) per common share for the three and six months ended June 30, 2015 and 2014 and dilutive loss per share for the three and six months ended June 30, 2014 is calculated based on the weighted average common shares outstanding for the period.  Diluted loss per share for the three and six months ended June 30, 2015, includes common stock equivalents to the extent that their impact is dilutive. The following table sets forth the computation of basic and diluted income (loss) per common share:

Basic:	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Numerator:
Income (loss) from continuing operations	$671,975	$(3,393,311)	$(2,059,931)	$(6,226,974)
Loss from discontinued operations	--	(567)	--	(2,832)
Net income (loss) – basic	$671,975	$(3,393,878)	$(2,059,931)	$(6,229,806)

Denominator:
Weighted-average common shares – basic	111,066,179	101,145,350	108,781,293	99,848,623

Income (loss) per common share – basic
Continuing operations	$0.01	$(0.03)	$(0.02)	$(0.06)
Discontinued operations	--	(0.00)	--	(0.00)
Total – basic	$0.01	$(0.03)	$(0.02)	$(0.06)

Diluted:	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Numerator:
Income (loss) from continuing operations	$671,975	$(3,393,311)	$(2,059,931)	$(6,226,974)
Adjust income (loss) for impact of convertible notes payable with embedded derivative liability	(3,435,457)	--	(663,181)	--
Advisory fees related to restricted stock and restricted stock units not yet issued	(228,572)		(228,572)
Net loss from continuing operations – diluted	(2,992,054)	(3,393,311)	(2,951,684)	(6,226,974)
Loss from discontinued operations – diluted	--	(567)	--	(2,832)
Net loss diluted	$(2,992,054)	$(3,393,878)	$(2,951,684)	$(6,229,806)

Denominator:
Weighted-average common shares outstanding	111,066,179	101,145,350	108,781,293	99,848,623
Weighted-average common shares underlying convertible notes payable with embedded derivative liability	24,417,969	--	14,580,078	--
Restricted stock and restricted stock units not yet issued	1,500,000	--	1,500,000	--
Weighted-average diluted shares (1)	136,984,148	101,145,350	124,861,371	99,848,623

Loss per common share – diluted
Continuing operations	$(0.02)	$(0.03)	$(0.02)	$(0.06)
Discontinued operations	--	(0.00)	--	(0.00)
Total – diluted	$(0.02)	$(0.03)	$(0.02)	$(0.06)

(1)  The following common stock equivalents outstanding as of June 30, 2015 and 2014 were not included in the computation of diluted loss per share because the net effect would have been anti-dilutive:

	2015	2014
Warrants	4,250,000	4,250,000
Options	6,900,000	5,500,000
Total common stock equivalents	11,150,000	9,750,000

Note 12 – Discontinued Operations

In January 2012, we acquired 51% of Bronco Communications LLC.  We subsequently discontinued the operations of Bronco and disposed of its remaining assets in January 2013 although we were responsible for contract oversight, which was concluded in June 2014.  In accordance with ASC Topic 205, Presentation of Financial Statements - Discontinued Operation, we have presented the loss from discontinued operations in the consolidated statement of operations, which loss consisted of general and administrative expenses of $567 and $2,832 for the three and six months ended June 30, 2014, respectively.

Note 13 – Acquisition of Airtronic and Notes Receivable from Airtronic

On October 22, 2012, we entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) to acquire 70% of Airtronic, a then debtor in possession under chapter 11 of the Bankruptcy Code once Airtronic successfully reorganized and emerged from bankruptcy (the “Merger”). During the period from October 2012 through November 2013, we were actively involved in the day to day management of Airtronic pending the completion of the Merger.

Contemporaneously, on October 22, 2012, we entered into a Debtor In Possession Note Purchase Agreement (“Bridge Loan”) with Airtronic. We agreed to lend Airtronic a maximum of $2,000,000, with an initial advance of $750,000 evidenced by an 8¼% Secured Promissory Note made by Airtronic in favor of the Company (the “Original Note”) and a Security Agreement pledging all of Airtronic’s assets. In March 2013, the Company and Airtronic amended the Bridge Loan to provide for a maximum advance of up to $700,000 in accordance with draws submitted by Airtronic and approved by the Company in accordance with the budget set forth in the amendment.  On June 26, 2013, we agreed to a second modification of the Bridge Loan agreement with Airtronic, and agreed to loan Airtronic up to an additional $550,000 under the Bridge Loan.  On August 5, 2013, we entered into the Second Bridge Loan Modification and Ratification Agreement, received a new 8¼% secured promissory note in principal amount of $550,000 (the “Second Note”),  On October 10, 2013, we entered into the Third Bridge Loan Modification and Ratification Agreement, and received a new 8¼% secured promissory note for $200,000 (the “Third Note”).

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

On March 31, 2014, Airtronic filed a First Amended Modified Plan of Reorganization (“First Modified Plan”) which was confirmed on April 28, 2014.  On May 14, 2014 Airtronic repaid us the Original Note, the Second Note and the Third Note together with all accrued interest thereon in the total amount of $1,509,056. On August 12, 2014, we received $414,760.83 that we were awarded for legal fees and expenses incurred. Our involvement with Airtronic and its bankruptcy proceedings were then concluded.

Note 14 – Related Party Transactions

Convertible Notes Payable to Related Parties

During the year ended December 31, 2014, we issued convertible notes payable to an affiliate of our Chairman and CEO, and to our CFO. These notes are further discussed in Note 6 - Notes Payable – Convertible Notes Payable to Related Parties.

Note 15 – Customer concentrations

Accounts receivable, net of allowance, was $305,679 and $302,400, as of June 30, 2015 and December 31, 2014, respectively. Two customers accounted for 100% at June 30, 2015 and one 99.2% of the amount at December 31, 2014. The Company expects to continue to have customers with revenues or accounts receivable balances of 10% or more of total revenue or total accounts receivable in the foreseeable future.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this quarterly report are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this quarterly report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this quarterly report are discussed under “Item 1A. Risk Factors” and elsewhere in the 2014 Form 10-K and include:

●	our ability to fund our operations and continue as a going concern;
●	our ability to have excess cash available for future actions;
●	our ability or inability to implement our business plan, including the completion of acquisitions of companies under letters of intent;
●	anticipated trends in our business and demographics;
●	relationships with and dependence on technological partners;
●	our future profitability and liquidity and the impact of potential future acquisitions on our financial condition, results of operations and cash flows;
●	our ability to preserve our intellectual property and trade secrets and operate without infringing on the proprietary rights of third parties;
●	regulatory, competitive or other economic influences;
●	our operational strategies including, without limitation, our ability to develop or diversify into new businesses;
●	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;
●	our ability to comply with current and future regulations relating to our businesses;
●	the impact of new accounting pronouncements;
●	our ability to establish and maintain proper and effective internal accounting and financial controls; and
●	the potential of further dilution to our common stock based on transactions, including convertible debt, effected involving issuance of shares.

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

The information in this quarterly report is as of June 30, 2015, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in Item 1 of this quarterly report as well as our annual financial statements for the year ended December 31, 2014 included in the 2014 Form 10-K.

Results of Continuing Operations

On June 16, 2014, we acquired all of the outstanding membership interest of North American Custom Specialty Vehicles (“NACSV”). NACSV specializes in building mobile command/communications and specialty vehicles for emergency management, first responders, national security and law enforcement operations. During the period from October 2012 through November 2013, we were actively involved in the day to day management of Airtronic USA, Inc. (“Airtronic”) pending the completion of an anticipated merger. The merger did not occur and we ceased involvement with the Airtronic during 2014

Three Months Ended June 30, 2015 and 2014

Revenue from continuing operations in the three months ended June 30, 2015 and 2014 was $379,223 and $111,405, respectively. Cost of revenue in the three months ended June 30, 2015 and 2014 was $256,841 and $69,346, respectively.

Revenue was from fixed-price and modified fixed-price construction contracts and is recognized using the percentage-of-completion method of revenue recognition. Cost of revenue includes all direct material and labor costs and indirect costs related to contract performance.

Selling, general and administrative (“S, G & A”) were $633,428 and $3,834,260 in three-month periods ended June 30, 2015 and 2014, respectively. S, G & A was comprised of:

	Three Months Ended June 30,		Increase/	%
	2015	2014	(decrease)	Change
Compensation and benefits	$303,138	$2,620,767	$(2,317,629)	-88.4%
Debt issuance costs and amortization of warrant	61,020	25,000	36,020	144.1%
Depreciation and amortization	2,125	12,830	(10,705)	-83.4%
Acquisition costs	--	754,572	(754,572)	-100.0%
Facility expense	47,141	--	47,141	100.0%
Investment banking fees	7,000	--	7,000	100.0%
Investor relations and marketing	44,000	84,666	(40,666)	-48.0%
Office support and supply	38,205	48,778	(10,573)	-21.7%
Professional fees	118,670	276,092	(157,422)	-57.0%
Travel and entertainment	11,806	11,555	251	2.2%
Other	323	--	323	100.0%
Total S, G & A	$633,428	$3,834,260	$(3,200,832)	-83.5%

Compensation and benefits decreased by $2,317,629, or 88.4% % to $303,138 in the three months ended June 30, 2015 compared to $2,620,767 in the 2014 period. In the three months ended June 30, 2015, compensation and benefits comprised $213,012 of non-cash stock-based compensation to our CEO and CFO, board of directors, vice presidents, consultants and advisors, $90,126 of cash compensation to our CEO and CFO, vice presidents and staff. In the three months ended June 30, 2014, compensation and benefits comprised $2,503,611 of non-cash stock-based compensation to our CEO, CFO, vice presidents and advisors and $117,156 of cash compensation to our CEO and CFO and others.

Debt issuance costs and amortization of warrant increased by $36,020, or 144.1%, from $25,000 in the three months ended June 30, 2014 to $61,020 in three months ended June 30, 2015. The fees incurred in the three months ended June 30, 2015 were related primarily to the issuances of convertible notes payable during 2015. In three-month period ended June 30, 2014 we expensed $25,000 for amortization of a warrant issued in connection with a financing.

Depreciation and amortization decreased $10,075, or 83.4%, from $12,830 in the three months ended June 30, 2014 to $2,125 for the three months ended June 30, 2015. In the 2015 period the depreciation related to fixed assets. In the 2014 period, the depreciation and amortization relates to depreciation of fixed assets totaling $508 and the amortization of customer relationships totaling $12,322. The depreciation and amortization related to assets that were acquired in connection with the acquisition of NACSV effective June 16, 2014. At March 31, 2015, we determined that the full value of the customer relationships was impaired, as more fully discussed in Note 5 to the accompanying unaudited consolidated financial statements.

Acquisition costs were related to the NACSV acquisition in 2014 and comprised non-cash compensation of (i) $664,000 of costs to advisors paid in shares of our common stock, and (ii) $65,572 in stock discount expense for payments to the sellers of NACSV in our common stock at a price which resulted in a $0.02 discount to fair value, and $25,000 paid in cash for due diligence services. We did not incur acquisition costs in the 2015 period.

Facility expense was $47,141 for the three months ended June 30, 2015. We did not incur facility expense in the three months ended June 30, 2014. Facility expense relates primarily to the operations of NACSV, which we acquired effective June 16, 2014.

Investor relations and marketing expense decreased by $40,666, or 48.0%, to $44,000 in the three months ended June 30, 2015 compared to $84,666 in the 2014 period. The fees were primarily for services rendered and paid in shares of our common stock or compensation through the issuance of a warrant, which are being amortized over the terms of the consulting agreements.

Office supply and support expenses decreased by $10,573, or 21.7%, to $38,205 in the three months ended June 30, 2015 compared to $48,778 in the 2014 period.  In the three months ended June 30, 2015, the expense included $29,052 of directors and officers liability insurance and $7,249 of key man life insurance. In the three months ended June 30, 2014, the expense included $30,504 of reimbursable expenses to an officer and advisors, $13,608 of directors and officer’s liability insurance and $7,249 of key man life insurance.

Professional fees decreased $157,422, or 57.0%, to $118,670 in the three months ended June 30, 2015 compared to $276,092 in the 2014 period.  In the three-month periods ended June 30, 2015 and 2014, such fees consisted of:

	2015	2014
Accounting and & auditing fees	$7,950	$11,445
Consulting fees	12,324	30,000
Legal fees	90,381	229,555
Public company/SEC related fees and expenses and transfer agent fees	6,677	4,844
Other	1,338	248
	$118,670	$276,092

Change in fair value of embedded derivative liabilities of convertible notes resulted in other income of $1,575,168 in the three months ended June 30, 2015. We did not incur a change in fair value of embedded derivative liabilities of convertible notes during the 2014 period. The liability resulted from convertible notes with variable conversion options that we issued during 2015. The value of the conversion options are required to be bifurcated from the notes and recorded at fair value at each reporting period with changes in the fair value reported as income or expense in the statement of operations.

We realized a gain on the extinguishment of debt of $387,642 in the three months ended June 30, 2014. The gain in the 2014 period consists of $350,000 for forgiveness on the payoff of a convertible note and the recapture of $37,642 of interest not paid. We did not realize a gain or loss on extinguishment of debt during the 2015 period.

We realized other income of $190,240 in the three months ended June 30, 2015 due to the reversal of a liability to NACSV related to equipment held by NACSV and that we believe we no longer owe. We have filed legal proceedings against the sellers of NACSV as more fully discussed in Note 8 to the accompanying unaudited consolidated financial statements. We did not have other income in the 2014 period.

Interest income was $14,170 in the three months ended June 30, 2014 and was related to loans outstanding during the 2014 period. We did not earn interest income in the three months ended June 30, 2015.

Interest expense was $582,387 in the three months ended June 30, 2015 as compared to $2,931 in the 2014 period. The increase in interest expense was due primarily to the amortization of debt discount resulting primarily from the initial fair value of the embedded derivative liabilities of convertible notes issued during 2015.

There is no income tax benefit for the losses for the three-month periods ended June 30, 2015 and 2014 since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Loss from discontinued operations in the three-month period ended June 30, 2014 was $567 and represented costs related to the wind down of a telecommunications business.

Our results of operations for the three months ended June 30, 2015 and 2014 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Six Months Ended June 30, 2015 and 2014

Revenue from continuing operations in the six months ended June 30, 2015 and 2014 was $379,223 and $111,405, respectively. Cost of revenue in the six months ended June 30, 2015 and 2014 was $256,841 and $69,346, respectively.

Revenue was from fixed-price and modified fixed-price construction contracts and is recognized using the percentage-of-completion method of revenue recognition. Cost of revenue includes all direct material and labor costs and indirect costs related to contract performance.

Selling, general and administrative (“S, G & A”) were $1,918,925 and $6,690,676 in six-month periods ended June 30, 2015 and 2014, respectively. S, G & A was comprised of:

	Six Months Ended June 30,		Increase/	%
	2015	2014	(decrease)	Change
Compensation and benefits	$632,004	$4,690,065	$(4,058,061)	-86.5%
Debt issuance costs and amortization of warrant	113,845	100,000	13,845	13.8%
Depreciation and amortization	37,698	12,830	24,867	193.8%
Acquisition costs	--	754,572	(754,572)	-100.0%
Facility expense	90,329	--	90,329	100.0%
Investment banking fees	7,000	412,498	(405,498)	-98.3%
Investor relations and marketing	81,500	186,163	(104,663)	-56.2%
Office support and supply	94,215	71,871	22,344	31.1%
Professional fees	272,213	446,023	(173,810)	-39.0%
Intangible asset impairment loss	563,024	--	563,024	100.0%
Travel and entertainment	24,793	--	24,793	100.0%
Other	2,305	16,654	(14,349)	-86.2%
Total S, G & A	$1,918,925	$6,690,676	$(4,771,751)	-71.3%

Compensation and benefits decreased by $4,058,061, or 86.5% to $ 632,004 in the six months ended June 30, 2015 compared to $4,690,065 in the 2014 period. In the six months ended June 30, 2015, compensation and benefits comprised $430,881 of non-cash stock-based compensation to our CEO and CFO, directors, vice presidents, consultants and advisors, $201,123 of cash compensation to our CEO and CFO, vice presidents and staff. In the six months ended June 30, 2014, compensation and benefits comprised $4,521,909 of non-cash stock-based compensation to our CEO, CFO, vice presidents and advisors and $168,156 of cash compensation to our CEO and CFO and others.

Debt issuance costs and amortization of warrant increased by $13,845, or 13.8%, from $100,000 in the six months ended June 30, 2014 to $113,845 in six months ended June 30, 2015.  The fees incurred in the six months ended June 30, 2015 were related primarily to the issuances of convertible notes payable during 2015. In six-month period ended June 30, 2014 we expensed $100,000 for amortization of a warrant issued in connection with a financing.

Depreciation and amortization increased $24,867, or 193.8%, from $12,830 in the six months ended June 30, 2014 to $37,698 for the six months ended June 30, 2015. In the 2015 period, we incurred $4,250 of depreciation related to fixed assets and $33,447 for the amortization of customer relationships. In the 2014 period, the depreciation and amortization relates to depreciation of fixed assets totaling $508 and the amortization of customer relationships totaling $12,322. The depreciation and amortization related to assets that were acquired in connection with the acquisition of NACSV effective June 16, 2014. At March 31, 2015, we determined that the full value of the customer relationships was impaired, as more fully discussed in Note 5 to the accompanying unaudited consolidated financial statements.

Acquisition costs were related to the NACSV acquisition in 2014 and comprised non-cash compensation of (i) $664,000 of costs to advisors paid in shares of our common stock, and (ii) $65,572 in stock discount expense for payments to the sellers of NACSV in our common stock at a price which resulted in a $0.02 discount to fair value, and $25,000 paid in cash for due diligence services. We did not incur acquisition costs in the 2015 period.

Facility expense was $90,329 for the six months ended June 30, 2015. We did not incur facility expense in the six months ended June 30, 2014. Facility expense relates primarily to the operations of NACSV, which we acquired effective June 16, 2014.

Investment banking fees decreased by $405,498, or 98.3%, to $7,000 in the six month ended June 30, 2015 compared to $412,498 in the six months ended June 30, 2014. The 2015 fees were paid for investment banking services provided in the period. Investment banking fees in the 2014 period represented the amortization of a cash fee and the fair value of a warrant granted to an investment banking company.

Investor relations and marketing expense decreased by $104,663, or 56.2%, to $81,500 in the six months ended June 30, 2015 compared to $186,163 in the 2014 period. The fees were primarily for services rendered and paid in shares of our common stock or compensation through the issuance of a warrant, which are being amortized over the terms of the consulting agreements.

Office supply and support expenses increased by $22,344, or 31.1%, to $94,215 in the six months ended June 30, 2015 compared to $71,871 in the 2014 period.  In the six months ended June 30, 2015, the expense included $64,104 of directors and officers liability insurance, $14,498 of key man life insurance and $5,692 of insurance related to NACSV’s operations. In the six months ended June 30, 2014, the expense included $30,504 of reimbursable expenses to an officer and advisors, $27,216 of directors and officers liability insurance and $14,498 of key man life insurance.

Professional fees decreased $173,810, or 39.0%, to $272,213 in the six months ended June 30, 2015 compared to $446,023 in the 2014 period.  In the six-month periods ended June 30, 2015 and 2014, such fees consisted of:

	2015	2014
Accounting and & auditing fees	$43,000	$42,895
Consulting fees	13,849	50,447
Legal fees	197,694	342,631
Public company/SEC related fees and expenses and transfer agent fees	12,404	8,651
Other	4,866	1,399
	$272,213	$446,023

Intangible asset impairment loss was $563,024 in the six months ended June 30, 2015. Based on our revaluation, we determined that the value of the customer relationships was impaired as of March 31, 2015. This was due in part to the lack of revenue from sales of NACSV’s products during the three-months ended March 31, 2015, as well as to our current expectations regarding future estimated discounted cash flows attributable to such asset. We did not incur an intangible asset impairment loss in the 2014 period.

Change in fair value of embedded derivative liabilities of convertible notes resulted in other income of $456,881 in the six months ended June 30, 2015. We did not incur a change in fair value of embedded derivative liabilities of convertible notes during the 2014 period. The liability resulted from convertible notes with variable conversion options that we issued during the six months ended June 30, 2015. The value of the conversion options are required to be bifurcated from the notes and recorded at fair value at each reporting period with changes in the fair value reported as income or expense in the statement of operations.

Loss (gain) on extinguishment of debt was a loss of $22,170 in the six months ended June 30, 2015 compared to a gain of $387,642 in the six months ended June 30, 2014. The loss in the 2015 period resulted from the write off of debt discount for notes payable to related parties that were fully repaid during the 2015 period. The gain in the 2014 period consists of $350,000 for forgiveness on the payoff of a convertible note and the recapture of $37,642 of interest not paid.

The reduction in contingent consideration for purchase price was $280,461 in the six months ended June 30, 2015 and was due in part to the lack of revenue from sales of NACSV’s products during the first quarter of 2015, as well as to our current expectations regarding future revenue and earnings estimates associated with NACSV. We did not incur a change in contingent consideration for purchase price in the 2014 period.

We realized other income of $190,240 in the six months ended June 30, 2015 due to the reversal of a liability to NACSV related to equipment held by NACSV and that we believe we no longer owe. We have filed legal proceedings against the sellers of NACSV as more fully discussed in Note 8 to the accompanying unaudited consolidated financial statements. We did not have other income in the 2014 period.

Interest income was $14,179 in the six months ended June 30, 2014 and was related to loans outstanding during the 2014 period. We did not earn interest income in the six months ended June 30, 2015.

Interest expense was $1,168,800 in the six months ended June 30, 2015 as compared to $9,181 in the 2014 period. The significant increase in interest expense was due primarily to the initial fair value of the embedded derivative liabilities of convertible notes issued during the six months ended June 30, 2015.

There is no income tax benefit for the losses for the six-month periods ended June 30, 2015 and 2014 since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Loss from discontinued operations in the six-month period ended June 30, 2014 was $2,832 and represented costs related to the wind down of a telecommunications business.

Our results of operations for the six months ended June 30, 2015 and 2014 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents totaling $147,840 and working capital deficit of $828,395 For the six months ended June 30, 2015, we incurred a net loss of $2,059,931 and at June 30, 2015, we had an accumulated deficit of $30,575,494 and total stockholders’ deficit of $1,375,087 We expect to incur losses in fiscal 2015. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We do not have any material commitments for capital expenditures during the next twelve months.  Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

Cash Flows

Cash used in operating activities

Net cash used in operating activities totaled $440,513 for the six months ended June 30, 2015 compared to $707,436 for the six months ended June 30, 2014.

In the six months ended June 30, 2015, cash was used primarily to fund $231,977 of the net loss of $2,059,931. Non-cash items affecting the net loss were: (i) a reduction in contingent consideration for purchase price of $280,461; (ii) depreciation and amortization of $35,941; (iii) loss on extinguishment of debt of $22,170; (iv) non-cash stock-based compensation of $430,881; (v) reduction in value of embedded derivative liabilities of convertible notes of $456,881; (vi) intangible asset impairment loss of $563,024; (vii) non-cash interest expense of $1,125,155; (viii) common stock issued for services of $101,557; (ix) non-cash amortization of debt issuance costs of $97,487; and (x) a beneficial conversion feature of $4,482. In addition, net changes in operating assets and liabilities totaling $280,536 resulted in the use of cash.

In the six months ended June 30, 2014, cash was used to fund a net loss of $6,229,806, increased by a gain on extinguishment of debt of $387,642, and reduced by depreciation and amortization of $12,831, non-cash stock-based compensation of $4,521,909, common stock and warrants issued for services of $604,168, non-cash interest expense of $9,181, common stock issued for acquisition services of $235,000, other non-cash acquisition expenses of $1,822, and changes in operating assets and liabilities of $514,020.

Cash used in investing activities

There were no investing activities during the six months ended June 30, 2015. Net cash provided by investing activities totaled $601,299 for the six-month period ended June 30, 2014. During the period we advanced $43,182 to Airtronic, received cash of $1,509,056 from Airtronic for the repayment of bridge loans and $135,425 of cash in connection with the NACSV acquisition, reduced by $1,000,000 paid for the acquisition of NACSV

Cash from financing activities

Net cash provided by financing activities totaled $428,251 for the six months ended June 30, 2015, compared to $50,000 of cash used by financing activities for the six months ended June 30, 2014. In the six months ended June 30, 2015, we received proceeds from the issuance of notes payable and convertible debt of $660,250. These receipts were partially offset by debt issuance fees of $124,120 and payments on convertible and other notes payable of $140,614. In the six months ended June 30, 2014, we used $175,000 to repay convertible and other notes payable and we received proceeds from the exercise of warrants of $125,000.

Financial condition

As of June 30, 2015, we had cash and cash equivalents totaling $147,840, a working capital deficit of $828,395 and stockholders’ deficit of $1,375,087. We do not have a line of credit facility and have relied on short-term borrowings, convertible debt and the sale of common stock to provide cash to finance our operations. We will need to raise additional capital during the next twelve months to sustain our operations and fund future acquisitions. We plan to seek additional equity and debt financing to provide funding for operations and future acquisitions.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three and six months ended June 30, 2015 and 2014.

Critical Accounting Policies

Our 2014 Form 10-K contains further information regarding our critical accounting policies.

Impact of Recently Issued Accounting Standards

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our accompanying unaudited consolidated financial statements

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

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2014 which have not been rectified as of June 30, 2015:

•	Resources: One staff accountant performed the majority of our corporate accounting functions. As a result, there was a lack of proper segregation of duties.

•	Audit Committee: We do not have, and are not required to have, an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

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

On June 2, 2015, Dekle passed away.  On June 5, 2015, the Court denied the Company’s motion to transfer the case to Florida.   On June 10, 2015, the Company filed a motion to reconsider the Court’s denial of its motion to transfer the case to Florida.  The renewed motion to transfer case to Florida is currently pending before the Court.

On June 15, 2015, Ramsay filed a second amended complaint.  On June 25, 2015, the Company filed a motion to dismiss the second amended complaint.  Dekle and Ramsay were due to respond to the Company’s motion to dismiss on or before July 10, 2015.  On July 17, 2015, Ramsay filed a motion for extension of time to respond to the motion to dismiss or alternatively to stay the proceedings in light of Dekle’s death. Ramsay’s motion for extension of time or to stay proceedings is currently pending before the court.

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

During the three months ended June 30, 2015, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

On April 1, 2015 we issued 100,000 restricted shares of our common stock under a restricted stock award for legal services. The shares of common stock had an aggregate grant date fair value of $10,000 and the cost is being amortized over the twelve-month vesting period.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Digital Solutions, Inc. (Registrant)

Date: August 7, 2015	By:	/s/ JEROME J. GOMOLSKI
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number
3.1	Certificate of Incorporation	10	8/9/13	3.1
3.2	Articles of Merger	10	8/9/13	3.2
3.3	Certificate of Amendment to Certificate of Incorporation	10	8/9/13	3.3
3.4	Bylaws	10	8/9/13	3.4
3.5	Certificate of Amendment to Certificate of Incorporation filed July 7, 2014	8-K	7/30/14	3.1
3.6	Certificate of Amendment to Certificate of Incorporation filed May 18, 2015	8-K	5/20/15	3.1
10.1	Securities Purchase Agreement dated April 3, 2015 with Vis Vires Group, Inc.	8-K	4/10/15	10.1
10.2	Convertible Promissory Note dated April 3, 2015 with Vis Vires Group, Inc.	8-K	4/10/15	10.2
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101. INS**	XBRL Instance
101. SCH **	XBRL Taxonomy Extension Scheme
101. CAL **	XBRL Taxonomy Extension Calculation
101. DEF **	XBRL Taxonomy Extension Definition
101. LAB **	XBRL Taxonomy Extension Labels
101. PRE **	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

