Form 10-Q
period 2015-09-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2015-11-06
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________ .
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 4, 2015 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	489,476,766

GLOBAL DIGITAL SOLUTIONS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$115,662	$160,102
Accounts receivable, net	306,439	302,400
Inventory	--	226,897
Prepaid expenses	147,174	81,498
Debt issuances fees, net	940	--
Total current assets	570,215	770,897

Property and equipment, net	6,359	9,040
Intangible asset	--	596,471
Deposits	2,415	2,882
Total assets	$578,989	$1,379,290

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable	$141,598	$281,726
Accrued expenses	171,107	197,578
Convertible notes payable	312,071	--
Accrued interest on convertible notes	76,473	--
Derivative liability	600,327	--
Notes payable	101,363	58,258
Convertible notes payable to related parties, net of discount	--	40,707
Total current liabilities	1,402,939	578,269
Contingent consideration payable	555,653	648,615
Total liabilities	1,958,592	1,226,884

Commitments and Contingencies

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value, 35,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 650,000,000 shares authorized, 286,852,244 and 108,291,855 shares issued and outstanding	286,852	108,292
Additional paid-in capital	29,844,051	28,559,677
Accumulated deficit	(31,510,506)	(28,515,563)
Total stockholders’ (deficit) equity	(1,379,603)	152,406
Total liabilities and stockholders' (deficit) equity	$578,989	$1,379,290

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$254,587	$94,387	$633,810	$205,792

Cost of revenue	278,676	180,066	535,517	249,412

Gross profit (loss)	(24,089)	(85,679)	98,293	(43,620)

Operating expenses
Selling, general and administrative expenses	526,369	2,771,835	2,445,294	9,462,511
Other (income)/expense
Change in fair value of derivatives	(230,099)	--	(686,980)	--
Loss on conversions of notes payable and accrued interest	406,617	--	406,617	--
(Gain) loss on extinguishment of debt	--	--	22,170	(387,642)
Reduction of contingent consideration for purchase price	--	--	(280,461)	--
Other income	(600)	--	(190,840)	--
Interest income	--	--	---	(43,182)
Interest expense	208,636	3,811	1,377,436	12,992
Total (income) and expenses	384,554	3,811	647,942	(417,832)

Loss from continuing operations before provision for income taxes	(935,012)	(2,861,325)	(2,994,943)	(9,088,299)

Provision for income taxes	--	--	---	--

Loss from continuing operations	(935,012)	(2,861,325)	(2,994,943)	(9,088,299)

Loss from discontinued operations	--	--	--	(2,832)

Net loss	$(935,012)	$(2,861,325)	$(2,994,943)	$(9,091,131)

Loss per common share – basic and diluted:
Loss from continuing operations	$(0.01)	$(0.03)	$(0.03)	$(0.09)
Loss from discontinued operations	--	--	---	(0.00)
Net loss	$(0.01)	$(0.03)	$(0.03)	$(0.09)
Shares used in computing net loss per share:
Basic and diluted	140,365,540	101,707,322	119,425,067	100,468,189

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2015	2014
Operating Activities
Net loss	$(2,994,943)		$(9,091,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,018		89,032
Stock- based compensation expense	602,764		6,659,855
Common stock & warrants issued in payment of services	104,056		971,668
Change in fair-value of embedded derivative liabilities of convertible notes	(686,980)		--
Loss on conversions of notes payable and accrued interest	406,617		--
Non-cash amortization of debt issue costs	123,180		--
Loss (gain) on extinguishment of debt	22,170		(387,642)
Non-cash interest expense	1,290,166		8,333
Beneficial conversion feature of debt	4,582		--
Intangible asset impairment	563,024		--
Acquisition expenses settled with common stock	--		664,000
Reduction of contingent consideration for purchase price	(280,461)		--
Non cash acquisition expense	--		65,572
Changes in operating assets and liabilities:
Accounts receivable	(4,040)		106,393
Inventory	226,897		(184,582)
Costs in excess of billings	--		557,425
Prepaid expenses and other assets	(65,208)		25,433
Accounts payable	(140,128)		(58,303)
Accrued expenses	50,002		67,559
Contingent consideration payable	187,499		--
Billings in excess of costs	--		13,631
Net cash used in operating activities	(552,785)		(492,757)
Investing Activities
Repayment of loans to Airtronic	--		1,465,874
Capital expenditures	(1,890)		--
Deposits	--		(2,180)
Payment for NACSV, net of cash acquired	--		864,575
Net cash (used in) provided by investing activities	(1,890)		599,119
Financing Activities
Proceeds from convertible notes payable	660,250		--
Proceeds from notes payable	135,393		96,241
Proceeds from exercise of warrants	--		125,000
Debt issuance fees	(124,120)		--
Payments on notes payable	(92,288)		(342,747)
Payment on convertible notes payable	(69,000)		(150,000)
Net cash provided by (used in) financing activities	510,235		(271,506)
Net decrease in cash and cash equivalents	(44,440)		(165,144)
Cash and cash equivalents at beginning of year	160,102		509,224
Cash and cash equivalents at end of period	$115,662		$344,080
Taxes paid	$--		$--
Interest paid	$4,518		$429
Supplementary disclosure of non-cash investing and financing activities:
Purchase of NACSV with common shares	$--		$200,000
Issuances of common stock for conversions of notes payable and accrued interest	$349,497	$

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

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

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, NACSV, GDSI Florida, LLC and Global Digital Solutions, LLC, dba GDSI International. All intercompany accounts and transactions have been eliminated in consolidation. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K (the “2014 Form 10-K”).  The unaudited consolidated statements of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, fair value of convertible debt and derivative liabilities, contingent liabilities, income taxes and share-based compensation expense, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited consolidated financial statements have been made.

Financial Condition and Liquidity

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and at September 30, 2015 had an accumulated deficit of $31,510,506, cash and cash equivalents of $115,662, a working capital deficit of $832,724 and stockholders’ deficit of $1,379,603. We have funded our activities to date primarily from equity and convertible debt financings.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Allowance for doubtful accounts

We record accounts receivable at the invoiced amount and we do not charge interest. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Allowance for doubtful accounts was $0 and $104,085 at September 30, 2015 and December 31, 2014, respectively.

Inventory

Inventory at December 31, 2014 consisted of the in progress mobile command unit and is stated at the lower of cost (first-in, first-out) or market.

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

Intangible Asset

Our intangible asset at December 31, 2014, consisted of customer relationships, which arose from the acquisition of NACSV in June 2014, and were being amortized over its expected economic life of five years. The life was determined based upon the expected use of the asset, and other contractual provisions associated with the asset, the estimated average life of NACSV’s products, the stability of the industry, and other factors deemed appropriate. We continually evaluated whether events or circumstances occurred that indicated the remaining estimated useful life of our customer relationships asset may warrant revision or that the remaining balance of such asset may not be recoverable. We used an estimate of the related discounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Based on our current valuation, we determined that the value of the customer relationships was fully impaired during the nine months ended September 30, 2015, as more fully discussed in Note 5 – Intangible Asset.

Fair Value Measurements

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value due to their relatively short maturities.

Convertible Notes Payable With Fixed Conversion Options

We had entered into convertible notes payable with related parties that contained conversion options, whereby the outstanding principal and accrued interest could be converted, by the holder, into shares of our common stock. In the case of the convertible notes payable with related parties, the conversion price was a fixed price, which represented a 30% discount to the price of our common stock at the time of issuance. We measured the fair value of the notes payable at the time of issuance, which is the result of the share price conversion discount, and recorded the discount (beneficial conversion feature) as a reduction of debt. We then accreted the discount as interest expense utilizing the effective interest rate method over the life of the debt. The debt was repaid during the nine months ended September 30, 2015.

Derivative Financial Instruments

During the nine months ended September 30, 2015, we have issued convertible notes payable to third parties, which contain variable conversion options allowing the holders to convert the notes payable into shares of our common stock at discounts ranging from 39% to 40%. Each of these notes is more fully described in Note 6, Notes Payable.

We account for these conversion options embedded in the convertible notes payable to third parties in accordance with ASC 815, “Derivatives and Hedging”. Subtopic ASC 815-15, Embedded Derivatives generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free standing derivative financial instruments. Derivative liabilities are recognized in the consolidated balance sheet at fair value as Derivative Liabilities and based on the criteria specified in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Equity. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton pricing model and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as Change in Fair Value – Derivatives in the consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting, as applicable. Derivative instrument liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument would be required within twelve months of the balance sheet date. As a result of the conversions of portions of these notes pay able and accrued interest during the three months ended September 30, 2015, we have recorded a loss on conversion of $406,617 and a corresponding increase in additional-paid-in capital.

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

Basic and Fully Diluted Loss Per Share

Basic loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding for the period. Diluted loss per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Diluted common shares consist of incremental shares issuable upon the conversion of convertible notes payable and accrued interest, restricted stock, unvested stock issuable for services and the exercise of outstanding stock options and warrants to the extent that such incremental shares are dilutive.

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

Deferred financing fees

We amortize the cost incurred to obtain debt financing using the straight-line method over the expected term of the underlying obligations.  The amortization of deferred financing costs is included in selling, general and administrative expense.  We recognized $28,693 and $0 of expense related to the amortization of deferred financing costs during the three months ended September 30, 2015 and 2014, respectively, and $142,538 and $100,000 during the nine months ended September 30, 2015 and 2014, respectively.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). This ASU requires inventories measured under any methods other than last-in, first-out ("LIFO") or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Subsequent measurement of inventory using LIFO or the retail inventory method is unchanged by this ASU. ASU 2015-11 is effective for public companies for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements and does not anticipate a significant impact to the Company's financial position as a result of this change.

In September 2015, the FASB issued its final standard on simplifying the accounting for measurement-period adjustments for business combinations. This standard, issued as ASU 2015-16, requires that an entity that is the acquirer in a business combination that identifies adjustments to provisional amounts during the measurement period to recognize those adjustments in the reporting period in which the amounts are determined. This update further requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The update is effective for financial statement periods beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update, with early adoption permitted. The Company has determined that this update has no impact on the Company's historical financial statements and disclosures. When adjustments to provisional amounts occur in the future, the Company will make the adjustments in the appropriate period and include the required disclosures.

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

As consideration for the consummation of the Acquisition, at the closing of the Acquisition, the Company paid $1,000,000 in cash to the selling members, and issued them 645,161 shares of the Company’s common stock valued at $200,000 (the “Stock Consideration”). In connection with the Acquisition, the Company is required to make a true-up payment of the excess of total assets over $1.2 million, valued at $816,373, payable in shares of the Company’s common stock (the “True-Up Payment”), and additional consideration as certain events or transactions occur in the future, up to a maximum of $2.4 million, payable in shares of the Company’s common stock or in cash at the seller’s option (the “Contingent Consideration”). Additionally, the Company issued 1.8 million shares of common stock for acquisition services rendered in conjunction with the Acquisition valued at $664,000. The Company recorded nonrecurring charges of $843,488 during the year ended December 31, 2014 related to the direct costs of the Acquisition, consisting of the $664,000 value of the shares of common stock issued for acquisition services and $179,488 of cash costs for legal, accounting fees and due diligence fees.

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

Nine Months Ended
September 30, 2014
Revenue	$2,169,568
Net Loss	$(8,689,001)
Loss per common share - basic and diluted	$(0.08)

The pro forma financial information presented above is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the dates indicated or that may result in the future.

Note 3 – Financial Instruments

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2015 and December 31, 2014 consisted of the following:

	2015	2014
Cash in bank	$115,662	$160,102
Cash and cash equivalents	$115,662	$160,102

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe we have not been exposed to any significant risk for cash on deposit. While as of September 30, 2015 and December 31, 2014, we did not have uninsured cash amounts, in the past we have had deposits in excess of the insurance limit. We maintain our balances with high quality financial institutions, which we believe reduces any risk.

Note 4 – Inventory

Inventory consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Assets:
Trailer inventory	$--	$187,881
Work in process	--	226,897
		414,778
Less: Reserve for inventory loss	--	(187,881)
Total	$--	$226,897

We had established a reserve for inventory loss for $187,881 of trailer inventory on hand at NACSV at December 31, 2014. Pursuant to the terms of the Equity Purchase Agreement between the Company and the NACSV sellers, all of the proceeds from the sale of this inventory were to be paid to the NACSV sellers and thus the Company’s net realizable value on this inventory, which was sold during the nine months ended September 30, 2015, was zero. The Company orders inventory/components when it receives a signed purchase order from its customer.

Note 5 – Intangible Asset

At December 31, 2014, we had an intangible asset of $596,471, which was comprised of customer relationships. During the three and nine months ended September 30, 2015, amortization of the intangible asset charged against income amounted to $0 and $33,447, respectively, and during the three and nine months ended September 30, 2014, amortization of the intangible asset charged against income amount to $73,933 and $86,255, respectively. The customer relationships arose from the Acquisition as more fully discussed in Note 2, Acquisition of North American Custom Specialty Vehicles, LLC (“NACSV”). In accordance with ASC 360-10, we continually evaluated whether events or circumstances have occurred that indicate the remaining estimated useful life of our customer relationships asset may warrant revision or that the remaining balance of such asset may not be recoverable. Based on valuation for the first quarter of 2015, we determined that the remaining value of the customer relationships of $563,024 was impaired as of March 31, 2015. Therefore, we recorded an intangible asset impairment loss of $563,024 as a component of our selling, general and administrative expenses in our unaudited consolidated statement of operations for the nine months ended September 30, 2015. This was due in part to the lack of revenue from sales of NACSV’s products during the three-months ended March 31, 2015, as well as to our expectations regarding future estimated discounted cash flows attributable to such asset. We have filed legal proceedings against the sellers of NACSV as more fully discussed in Note 8 – Commitments and Contingencies. We believe that certain misrepresentations were made to us regarding the business prospects of NACSV. In addition to the legal issue discussed in Note 8, we intend to pursue additional legal remedies related to NACSV’s business prospects.

Note 6 – Notes Payable

Convertible Notes Payable with Embedded Derivative Liabilities (Conversion Options)

During the nine months ended September 30, 2015, we entered into convertible notes payable with embedded derivative liabilities (conversion options). At September 30, 2015, these notes consist of the following:

September 30, 2015
Convertible note payable for $78,750 to LG Capital Funding, LLC (“LG Capital”) dated January 16, 2015, due January 16, 2016, of which $28,750 was repaid by conversion as of September 30, 2015, bearing interest at the rate of 8% per annum. Note may be converted by LG Capital into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. (1)(2)	$50,000

Convertible note payable for $66,000 to JSJ Investments Inc. (“JSJ”) dated January 26, 2015, due January 26, 2016, of which $57,495 was repaid by conversion as of September 30, 2015. The note was issued with an original issue discount of $6,000 and bears interest at 10% per annum. The note may be converted by JSJ into shares of our common stock at a conversion price equal to the lower of (i) a 40% discount of the lowest trading price during the previous twenty (20) trading days prior to the date of conversion; or (ii) a 40% discount to the lowest trading price during the previous twenty (20) trading days before the date that the note was executed. (1)(2)	8,505

Convertible note payable for $35,000 to Adar Bays, LLC (“Adar Bays”) dated January 26, 2015, due January 26, 2016, of which $22,250 was repaid by conversion as of September 30, 2015, bearing interest at the rate of 8% per annum. The note may be converted by Adar Bays into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. (1)(2)	12,750

Convertible note payable for $250,000 to JMJ Financial (“JMJ”) of which $82,500 was deemed funded on January 28, 2015 and $27,500 was deemed funded on April 20, 2015, of which $40,930 was repaid by conversion as of September 30, 2015. The note was issued with an original issue discount of 10% of amounts funded. The principal amount matures 24 months from the date of each funding, has a one-time 12% interest charge as it was not repaid within 90 days of the effective date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trade price in the 25 trading days prior to conversion. JMJ has the option to finance additional amounts up to the balance of the $250,000 during the term of the note. (1)(2)(3)
69,070

Convertible note payable for $250,000 to Vista Capital Investments, LLC (“Vista”) of which $55,000 was deemed funded on February 9, 2015 and including an additional $10,000, which became due in the three-months ended September 30, 2015 as a result of the conversion price dropping below $0.01, and of which $35,265 was repaid by conversion as of September 30, 2015. The note was issued with an original issue discount of $5,000. The note matures 24 months from the date funded, has a one-time 12% interest charge as it was not repaid within 90 days following the issuance date and may be convertible at the option of Vista at any time after the issuance date into shares of our common stock at the lesser of $0.10 per share or 60% of the lowest trade occurring during the twenty five (25) consecutive trading days immediately preceding the applicable conversion date on which the holder elects to convert all or part of the note, subject to adjustment. Vista has the option to finance additional amounts, up to the balance of the $250,000, during the term of the note. (1)(2)(3)	29,735

Convertible note payable for $115,000 to KBM Worldwide, Inc. (“KBM”) dated February 17, 2015, due February 17, 2016, of which $105,670 was repaid by conversion as of September 30, 2015. The note was issued with an original issue discount of $11,000 and bears interest at 8% per annum. The note is convertible at a price per share equal to 61% of the average of the lowest three trading prices of our common stock during the 10 trading days prior to conversion. If, at any time the note is outstanding, we issue or sell, or are deemed to have issued or sold, any shares of our common stock in connection with a subsequent placement for no consideration or for a consideration per share based on a variable price formula that is less than the conversion price in effect on the date of such issuance of shares of our common stock, then the conversion price will be reduced to the amount of the consideration per share received for such issuance.(1) (2) (4)
9,330

Convertible note payable for $68,000 to EMA Financial, LLC (“EMA”) dated February 19, 2015, due February 19, 2016, of which $22,819 was repaid by conversion as of September 30, 2015. The note was issued with an original issue discount of $6,800 and bears interest at 10% per annum. The note is convertible into shares of our common stock at a price per share equal to the lower of either (i) the closing sale price of our common stock on the day prior to the closing date, and (ii) 60% of the lowest trade price of our common stock during the twenty five (25) consecutive trading days prior to conversion.(1)(2)	45,181

Convertible note payable for $220,000 to Tangiers Investment Group, LLC (“Tangiers”) of which $82,500 was deemed funded on March 10, 2015, due March 8, 2016, of which $45,000 was repaid by conversion as of September 30, 2015. The note was issued an original issue discount of 10% of amounts funded and bears interest at the rate of 10% per annum. The note is convertible at any time into our common stock, at Tangiers's option, at a conversion price equal to the lower of $0.04 or 60% of the lowest trading price of our common stock during the twenty consecutive trading days prior to the date on which Tangiers elects conversion. Tangiers has the option to finance additional amounts, up to the balance of the $220,000, during the term of the note. (1) (2)	37,500

Convertible note payable for $50,000 to Vis Vires Group Inc. (“Vis Vires”) dated April 3, 2016 bearing interest at 8% per annum, due April 2, 2016. The note is convertible at a price per share equal to 60% of the average of the lowest trading price of our common stock during the 20 trading days prior to conversion.(1) (2) (4)	50,000

Total convertible notes payable with embedded derivative liability	$312,071

(1)	Note contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the note in the event of such defaults.
(2)	The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date.
(3)	We have classified this note as current due to our expectation to convert the note on a current basis.
(4)	Note was fully repaid in cash on October 1, 2015 in connection with a factoring agreement as more fully discussed in Note 16 – Subsequent Events.

As a result of recent declines in the fair value of the Company’s common stock, the Company does not currently have sufficient authorized shares to satisfy in full its obligations under several of these convertible notes payable. Accordingly, certain of the note holders have the right to accelerate the payment due under the terms of their note. In addition, they have the right to require that additional shares and/or monies be paid in connection with this technical default. At September 30, 2015, the Company has accrued $31,346 of penalty interest associated with one of these notes. The Company intends to request shareholder approval to increase the number of authorized shares of common stock in the near future in order to satisfy its obligations under these notes.

The total estimated fair value of the embedded derivative liability associated with the conversion options of these convertible notes payable at inception was $1,287,307 of which $613,950 was discounted against the notes and was accreted as interest expense over the period from inception to September 30, 2015 and $673,357 was recorded as interest expense upon issuance. See Note 7, Fair Value Measurements, for a discussion of the changes in the fair value of the embedded derivative liability during the nine months ended September 30, 2015.

Convertible Notes Payable to Related Parties

Convertible notes payable to related parties at December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014
Convertible note payable to an entity controlled by our Chairman and Chief Executive Officer (“CEO”), bore interest at 8% per annum, due December 8, 2016. After June 6, 2015, at the option of the holder, principal plus accrued interest was convertible into shares of our common stock at $0.09 per share. The note was fully repaid in cash during the nine months ended September 30, 2015	$--	$37,500
Convertible note payable to our former Chief Financial Officer (“CFO”), bore interest at 8% per annum, due December 8, 2016. After June 6, 2015, at the option of the holder, principal plus accrued interest was convertible into shares of our common stock at $0.09 per share. The note was fully repaid in cash during the nine months ended September 30, 2015.(1)	--	31,500
	--	69,000
Add: Accrued interest	--	363
Less: Unamortized debt discount	--	(28,656)
Convertible notes payable to related parties	$--	$40,707

The 8% convertible notes payable to related parties was convertible into common stock at the rate of $0.09 per share. The Company determined that the conversion feature was considered a beneficial conversion feature and determined its value to be $30,667 as of December 8, 2014, which the Company recorded as a debt discount to the notes. As a result of the repayment of the notes in nine months ended September 30, 2015, $22,170 of the unamortized debt discount was recorded as a loss on extinguishment of debt in the nine months ended September 30, 2015.

(1)	Our former CFO retired effective April 10, 2015.

Other Note Payable

In September 2014 we entered into a premium finance agreement bearing interest at 5.35% with 10 equal monthly payments of principal and interest of $9,862; no payments remain owing on the note as of September 30, 2015. In January 2015, we entered into a second premium finance agreement bearing interest at 9.25% with 10 equal monthly payments of principal and interest of $3,414, of which three payments remain owing as of September 30, 2015. In August 2015, we entered into an additional insurance premium finance agreement bearing interest at 5.1% with 10 equal monthly payments of principal and interest of $10,507, of which nine payments remain owing as of September 30, 2015.

Interest Expense

We recorded interest expense of $208,636 and $3,811 during the three months ended September 30, 2015 and 2014, respectively, including $165,011 and $nil of non-cash interest expense, respectively. We recorded interest expense of $1,377,436 and $12,992 during the nine months ended September 30, 2015 and 2014, respectively, including $1,290,166 and $8,333 of non-cash interest expense, respectively. Given the significant amount of non-cash interest expense associated with the amortization of debt discount and the embedded derivative conversion option fair value of the convertible notes payable, the weighted average effective interest rate for the three and nine months ended September 30, 2015 was not a meaningful number.

Note 7 – Fair Value Measurements

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

We had no Level 1, Level 2 or Level 3 assets at September 30, 2015 and December 31, 2014 and no Level 1 or Level 2 liabilities at September 30, 2015 and December 31, 2014. The following table sets forth our Level 3 liabilities measured at fair value, whether recurring or non-recurring, at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Liabilities:
Recurring: Embedded derivative liabilities of convertible notes	$600,327	$--
Recurring: Contingent Consideration	$555,653	$648,615

The following is a summary of activity of Level 3 liabilities for the nine months ended September 30, 2015:

	Embedded Derivative Liabilities of Convertible Notes	Contingent Consideration

Balance at December 31, 2014	$—	$648,615
Initial fair value of embedded derivative liabilities of convertible notes payable issued during the six month	1,287,307	—
Change in fair value during the nine months	(686,980)	(92,962)

Balance at September 30, 2015	$600,327	$555,653

Embedded Derivative Liabilities of Convertible Notes

The initial fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the Black Scholes Merton (“BSM”) pricing model with the following weighted-average inputs: risk free interest rate – 0.08%; expected life -.49 years: volatility - 339%; dividend rate – 0%. At September 30, 2015, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the BSM pricing model with the following weighted-average inputs: risk free interest rate – 0.01%; term - .25 years; volatility - 201%; dividend rate – 0%.

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

As of September 30, 2015 and December 31, 2014, contingent consideration included in liabilities on the consolidated balance sheet totaled $555,653 and $648,615, respectively.  The reduction in the value of contingent consideration of $92,262 during the nine month ended September 30, 2015 was due in part to the lack of revenue from sales of NACSV’s products during the first quarter of 2015, our current expectations regarding future revenue and earnings estimates associated with NACSV as well as the reversal of a liability to NACSV of $190,240 related to equipment held by NACSV and that we believe we no longer owe. We have filed legal proceedings against the sellers of NACSV as more fully discussed in Note 8 – Commitments and Contingencies.

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

On June 2, 2015, Dekle passed away.  On June 5, 2015, the Court denied the Company’s motion to transfer the case to Florida.   On June 10, 2015, the Company filed a motion to reconsider the Court’s denial of its motion to transfer the case to Florida. On September 30, 2105, the Court granted the Company’s Renewed Motion to Transfer Venue. The case was transferred to the Middle District of Florida, where it is currently pending.

On June 15, 2015, Ramsay filed a second amended complaint. On June 25, 2015, the Company filed a motion to dismiss the second amended complaint. The Company’s Motion to Dismiss was denied.

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

Note 9 – Stockholders’ Equity and Stock Based Compensation

Preferred Stock

We are authorized to issue 35,000,000 shares of preferred stock, $0.001 par value per share, at September 30, 2015. At September 30, 2015 and December 31, 2014, no shares of preferred stock were outstanding.

Common Stock

Effective May 18, 2015, we increased the number of authorized shares of our common stock from 450,000,000 to 650,000,000 shares. At September 30, 2015, of the 650,000,000 authorized shares of our common stock, 286,852,244 were issued and outstanding.

OTCQB Compliance

Pursuant to a letter dated September 28, 2015 from the OTC Markets, the Company was advised that its bid price had closed below $0.01 for more than 30 consecutive calendar days and, therefore, no longer meets the Standards for Continued Eligibility for the OTCQB marketplace as per the OTCQB Standards, section 2.3(2). Pursuant to these OTCQB Standards, the company has been granted a period of 180 calendar days in which to regain compliance with Section 2.3(2). This grace period expires March 26, 2016 and at that time if the Company’s bid price has not closed at or above $0.01 for any ten consecutive trading days then the Company’s common stock will be removed from the OTCQB.

Common Stock Issued for Services

During the nine-month period ended September 30, 2015, we granted 1,500,000 restricted shares of our common stock valued at $60,000 to two advisors. These restricted shares vested over an 85 day period and were fully vested at September 30, 2015. During the nine months ended September 30, 2015, 812,500 shares of restricted common stock granted during the year ended December 31, 2014, vested and the Company recorded $302,288 for advisory services, representing the value of the shares vested. During the nine months ended September 30, 2015, we recorded $38,808 of advisory services expense related to 1 million restricted stock units granted during the year ended December 31, 2014, and vesting over a three-year period commencing on January 1, 2015. In addition, 250,000 restricted common shares granted during the year ended December 31, 2014, vested and the Company recorded $75,000 as investor relations fees. During the nine months ended September 30, 2015, the Company issued 362,926 shares of restricted common stock for services related to debt financing and recorded $21,558 as debt issue fees and the Company vested 75,000 shares of restricted common stock for legal fees valued at $7,498.

Common Stock Issued for Debt Conversions

During the nine-month period ended September 30, 2015, the Company issued 175,559,966 shares of its common stock upon conversion of $349,497 of principal and accrued interest under the terms of convertible notes payable. At September 30, 2015, the shares issuable under the remaining principal and accrued interest associated with these notes payable, if they had been fully converted on that date (excluding two of the notes payable, which were repaid in cash on October 1, 2015 as more fully discussed in Note 16 - Subsequent Events), would have resulted in the issuance of approximately 424,336,540 additional shares of the Company’s common stock. Because the conversion prices vary with changes in the value of the Company’s common stock, the number of shares into which the notes and accrued interest are convertible will continue to vary. As a result of recent declines in the fair value of the Company’s common stock, the Company does not currently have sufficient authorized shares to satisfy in full its obligations under several of the notes payable as more fully discussed in Note 6 – Notes Payable.

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

The intrinsic value of warrants outstanding at September 30, 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

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

Stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Fair value expense of stock option grants	$101,445	$1,068,575	$201,668	$3,521,905
Fair value expense of restricted stock unit grants	12,936	549,999	38,808	549,999
Fair value expense of restricted stock grants	57,501	519,372	362,288	2,587,951
	$171,882	$2,137,946	$602,764	$6,659,855

Awards Issued Under Stock Incentive Plans

Stock Option Activity

As of September 30, 2015, we have outstanding 4,000,000 fully-vested stock options that were granted to a director and officer. These options were fully vested as of December 31, 2014. In addition, we have unvested stock options that were granted to directors, employees and constants during the nine month ended September 30, 2015. The outstanding stock options are exercisable at prices ranging from $0.08 to $0.64 and expire between February 2024 and May 2025.

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

A summary of the stock option activity for our stock options plans for nine months ended September 30, 2015 is as follows:

	Weighted Number of Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,840,000	$0.61	9.3	--
Options granted	2,900,000	0.12	9.8	$--
Options exercised	-	--	--	--
Options forfeited	(1,840,000)	(0.54)	--	--
Outstanding at September 30, 2015	6,900,000	$0.42	9.1	$--
Exercisable at September 30, 2015	4,000,000	$0.64	8.7	$--

We account for our stock-based compensation plans in accordance with ASC 718-10. Under the provisions of ASC 718-10, the fair value of each stock option is estimated on the date of grant using a BSM option-pricing formula, and amortizing that value to expense over the expected performance or service periods using the straight-line attribution method. The fair value of the stock options issued during the nine months ended September 30, 2015 was estimated using the BSM pricing model with the following weighted-average inputs: risk free interest rate – 1.3%; expected life -5.17 years: volatility – 446.6%; dividend rate – 0%.

During the three months ended September 30, 2015 and 2014, we recorded stock-based compensation cost related to outstanding stock options of $101,445 and $1,068,575, respectively, and during the nine months ended September 30, 2015 and 2014, we recorded stock-based compensation cost related to the outstanding stock options of $201,668 and $3,521,905, respectively. At September 30, 2015, the unamortized value of the outstanding stock options was $142,331. The intrinsic value of options outstanding at September 30, 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

During the nine months ended September 30, 2015, 340,000 stock options that had not yet vested were forfeited and 1,500,000 vested stock options granted to Mr. Loppert, our former CFO, were forfeited by their terms.

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

A summary of RSU’s outstanding as of September 30, 2015 and changes during the nine months then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2014	-	-	-
Issued	13,000,000	$0.28	$0.00
Vested	-	-	-
Forfeited	(12,000,000)	-	-
Nonvested at September 30, 2015	1,000,000	$0.28	$0.00

On January 9, 2015, as noted above, the recipient of 12 million RSU’s resigned from the Board of Directors and as an officer of the Company, and consequently forfeited his 12 million RSU’s. As of December 31, 2014, after taking into account the forfeited 12 million RSU’s, there was $56,073 of total unrecognized stock-based compensation expense related to 1 million unvested RSU’s that will be recognized on a straight-line basis over the performance periods of the award through December 2017, of which $12,936 and $38,808 was recognized as expense during the three and nine months ended September 30, 2015, respectively. The aggregate intrinsic value of non-vested RSU’s was nil at September 30, 2015.

Awards Not Issued Under Stock Incentive Plans

Restricted Stock Grants Awarded to Advisors

In order to align our senior advisors with the interest of the stakeholders of the Company, the Board of Directors of the Company has granted the advisors restricted stock awards valued at $0.04 to $0.64 per share which vest over a period of 12 – 24 months, subject to remaining an advisor for a minimum of twelve months, and which are forfeited if the advisor is terminated or is no longer an advisor on the anniversary of the advisory award. Restricted stock awards granted or vested during the nine months ended September 30, 2015 are as follows:

	Date of	Number of			September 30, 2015
Name	Grant	Shares	Vest from	Vest To	Vested	Unvested	Forfeited

Edwin J. Wang	4/17/13	104,166	2/28/14	1/31/15	104,166	--	--
	2/4/14	125,000	2/4/14	1/31/15	125,000	--	--

Jennifer S. Carroll	4/17/13	104,167	2/28/14	1/31/15	104,167	--	--

Mathew Kelley	4/17/13	104,167	2/28/14	1/31/15	104,167	--	--

Richard J. Feldman	4/30/14	125,000	4/30/14	3/30/15	125,000	--	--
		500,000	4/1/15	3/31/16	250,000	250,000	--

Gary Gray	3/7/15	1,000,000	3/7/15	5/30/15	1,000,000	--	--

Ross Trevino	3/7/15	500,000	3/7/15	5/30/15	500,000	--	--

		2,562,500			2,312,500	250,000

A summary of restricted stock grants outstanding as of September 30, 2015, and the changes during the nine months then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2014	1,062,500	$0.31	$0
Granted	1,500,000	$0.04	$15,000
Vested	(2,312,500)	$0.16	$15,000
Forfeited	--	--	--
Non-vested at September 30, 2015	250,000	$0.46	$0

We recorded stock-based compensation expense related to restricted stock grants of $57,501 and $519,372 for the three months ended September 30, 2015 and 2014, respectively, and $362,288 and $2,587,951 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 there was $114,998 of total unrecognized stock-based compensation expense related to the unvested restricted stock grants that will be recognized through March 2016. The aggregate intrinsic value of non-vested restricted stock grants was nil at September 30, 2015.

Note 10 – Income Taxes

We have incurred losses since inception, which have generated net operating loss carryforwards. At September 30, 2015, we had a federal net operating loss carryforwards of approximately $3,400,000 that expire beginning in 2025. Current or future ownership changes may limit the future realization of these net operating losses. While the Company does not believe that the shares issued upon conversions of notes payable during the three months ended September 30, 2015 resulted in a change of control under Section 382 of the Internal Revenue Code, the Company has entered into an acquisition agreement as more fully discussed in Note 16 – Subsequent Events, which upon closing will result in a limitation on the realization of these net operating losses.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of January 1, 2014, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in our unrecognized tax benefits during the nine months ended September 30, 2015 and 2014 and we did not recognize any interest or penalties during these periods related to unrecognized tax benefits.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carryforwards. We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets. There is no income tax benefit for the losses for the three and nine months ended September 30, 2015 and 2014, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Note 11 – Loss Per Common Share

Basic and diluted loss per common share for the three and nine months ended September 30, 2015 and 2014 is calculated based on the weighted average common shares outstanding for the period.  The following table sets forth the computation of basic and diluted income (loss) per common share:

Basic and diluted:	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Numerator:
Loss from continuing operations	$(935,012)	$(2,861,325)	$(2,994,943)	$(9,088,299)
Loss from discontinued operations	--	--	--	(2,832)
Net loss – basic and diluted	$(935,012)	$(2,861,325)	$(2,994,943)	$(9,091,131)

Denominator:
Weighted-average common shares – basic and diluted (1)	140,365,540	101,707,322	119,425,067	100,468,189

Loss per common share – basic and diluted
Continuing operations	$(0.01)	$(0.03)	$(0.03)	$(0.09)
Discontinued operations	--	--	--	(0.00)
Total – basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.09)

(1)  The following common stock equivalents outstanding as of September 30, 2015 and 2014 were not included in the computation of diluted loss per share because the net effect would have been anti-dilutive:

	2015	2014
Warrants	4,250,000	4,250,000
Issued but unvested shares issued for services	--	375,000
Shares issuable upon conversion of notes payable and accrued interest	424,336,540	--
Restricted stock and restricted stock units	1,500,000	--
Options	6,900,000	5,840,000
Total common stock equivalents	436,986,540	10,465,000

Note 12 – Discontinued Operations

In January 2012, we acquired 51% of Bronco Communications LLC.  We subsequently discontinued the operations of Bronco and disposed of its remaining assets in January 2013 although we were responsible for contract oversight, which was concluded in June 2014.  In accordance with ASC Topic 205, Presentation of Financial Statements - Discontinued Operation, we have presented the loss from discontinued operations in the consolidated statement of operations, which loss consisted of general and administrative expenses of $2,832 for the nine months ended September 30, 2014.

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

Note 15 – Customer concentrations

Accounts receivable, net of allowance, was $306,439 and $302,400, as of September 30, 2015 and December 31, 2014, respectively. Two customers accounted for 100% at September 30, 2015 and one 99.2% of the amount at December 31, 2014. The Company expects to continue to have customers with revenues or accounts receivable balances of 10% or more of total revenue or total accounts receivable in the foreseeable future.

Note 16 – Subsequent Events

Revenue Based Factoring Agreement Dated October 1, 2015

On October 1, 2015, NACSV entered into a Revenue Based Factoring Agreement (the “Factoring Agreement”) with Power Up Lending Group, Ltd. (“Power Up”). The Factoring Agreement was guaranteed by the Company under the terms of a Security Agreement and Guaranty.

Under the terms of the Factoring Agreement, NACSV, as Merchant, agreed to transfer to Power Up in consideration of the purchase price of $59,000, all of the Merchant’s future receipts, accounts, contract rights and other obligations arising from or relating to the payment of monies from Merchant’s customers and/or other third party payors (collectively the receipts) at the specified percentage of 24% until such time as a total of $76,700 is repaid. A specified daily repayment amount of $457 is required to be made to Power Up as a base payment to be credited against the specified percentage due. The Factoring Agreement shall have an indefinite term that shall last until all of the Merchant’s obligations to Power Up are fully satisfied. The Company used the purchase price proceeds to satisfy in full the obligations under the notes payable to KBM and Vis Vires, which are more fully described in Note 6 – Notes Payable.

The Factoring Agreement contains certain protections against default, including prohibiting NACSV from changing its arrangement with its bank in any way that is adverse to Power Up and NACSV interrupting the operation of its business, among others. Events of default include: (i) the violation of any term or covenant under the agreement, (ii) the failure of NACSV to pay its debts when due and (iii) the transfer or sale of all or substantially all of NACSV’s asset, amount others.

Share Purchase and Sale Agreement to Acquire Grupo Rontan Electro Metalurgica, S. A.

Effective October 13, 2015, the Company (as “Purchaser”) entered into a Share Purchase and Sale Agreement (the “SPSA”) dated October 8, 2015 with Joao Alberto Bolzan and Jose Carlos Bolzan, both Brazilian residents (collectively, the “Sellers”) and Grupo Rontan Electro Metalurgica, S.A., a limited liability company duly organized and existing under the laws of Federative Republic of Brazil (“Rontan”) (collectively, the “Parties”), pursuant to which the Sellers agreed to sell 100% of the issued and outstanding shares of Rontan to the Purchaser on the closing date.

Rontan is engaged in the manufacture and distribution of specialty vehicles and acoustic/visual signaling equipment for the industrial and automotive markets.

The purchase price shall consist of a cash amount, a stock amount and an earn-out amount as follows: (i) Brazilian Real (“R”) $100 million (approximately US$26 million) to be paid by the Purchaser in equal monthly installments over a period of forty eight (48) months following the closing date; (ii) an aggregate of R$100 million (approximately US$26 million) in shares of the Purchaser’s common stock, valued at US$1.00 per share; and (iii) an earn-out payable within ten business days following receipt by the Purchaser of Rontan’s audited financial statements for the 12-months ended December 31, 2017, 2018 and 2019. The earn-out shall be equal to the product of (i) Rontan’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the last 12 months, and (ii) twenty percent and is contingent upon Rontan’s EBITDA results for any earn-out period being at least 125% of Rontan’s EBITDA for the 12-months ended December 31, 2015. It is the intention of the parties that the stock amount will be used by Rontan to repay institutional debt outstanding as of the closing date.

Specific Conditions to Closing

Specific conditions to closing consist of:

a.)	Purchaser’s receipt of written limited assurance of an unqualified opinion with respect to Rontan’s audited financial statements for the years ended December 31, 2013 and 2014 (the “Opinion”);

b.)	The commitment of sufficient investment by General American Capital Partners LLC (the “Institutional Investor”), in the Purchaser following receipt of the Opinion;

c.)	The accuracy of each Parties’ representations and warranties contained in the SPSA;

d.)	The continued operation of Rontan’s business in the ordinary course;

e.)	The maintenance of all of Rontan’s bank credit lines in the maximum amount of R$200 million (approximately US$52 million) under the same terms and conditions originally agreed with any such financial institutions, and the maintenance of all other types of funding arrangements. As of the date of the SPSA, Rontan’s financial institution debt consists of not more than R$200 million (approximately US$52 million), trade debt of not more than R$50 million (approximately US$13 million) and other fiscal contingencies of not more that R$95 million (approximately US$24.7 million);

f.)	Rontan shall enter into employment or consulting service agreements with key employees and advisors identified by the Purchaser, including Rontan’s Chief Executive Officer; and

g.)	The Sellers continued guarantee of Rontan’s bank debt for a period of 90 days following issuance of the Opinion, among other items.

The Institutional Investor has committed to invest sufficient capital to facilitate the transaction, subject to receipt of the Opinion, among other conditions.

Subject to satisfaction or waiver of the conditions precedent provided for in the SPSA, the closing date of the transaction shall take place within 10 business days from the date of issuance of the Opinion.

Revenue Based Factoring Agreement Dated October 23, 2015

On October 23, 2015, NACSV entered into a Revenue Based Factoring Agreement (the “Second Factoring Agreement”) with Power Up Lending Group, Ltd. (“Power Up”). The Second Factoring Agreement was guaranteed by the Company under the terms of a Security Agreement and Guaranty.

Under the terms of the Second Factoring Agreement, NACSV, as Merchant, agreed to transfer to Power Up in consideration of the purchase price of $50,000, all of the Merchant’s future receipts, accounts, contract rights and other obligations arising from or relating to the payment of monies from Merchant’s customers and/or other third party payors (collectively the receipts) at the specified percentage of 24% until such time as a total of $69,000 is repaid. A specified daily repayment amount of $548 is required to be made to Power Up as a base payment to be credited against the specified percentage due. The Second Factoring Agreement shall have an indefinite term that shall last until all of the Merchant’s obligations to Power Up are fully satisfied. The Company used the purchase price proceeds to fund operations.

The Second Factoring Agreement contains certain protections against default, including prohibiting NACSV from changing its arrangement with its bank in any way that is adverse to Power Up and NACSV interrupting the operation of its business, among others. Events of default include: (i) the violation of any term or covenant under the agreement, (ii) the failure of NACSV to pay its debts when due and (iii) the transfer or sale of all or substantially all of NACSV’s asset, amount others.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Share Purchase and Sale Agreement to Acquire Grupo Rontan Electro Metalurgica, S. A.

As more fully discussed in Note 16 to the accompanying unaudited consolidated financial statements, we have entered into a Security Purchase and Sale Agreement effective October 13, 2015 the ”SPSA”), under which we have agreed to acquire Grupo Rontan Electro Metalurgica, S.A., a limited liability company duly organized and existing under the laws of Federative Republic of Brazil (“Rontan”). There are specific conditions to closing, which are more fully discussed in Note16, including the commitment of sufficient investment by General American Capital Partners LLC, the institutional investor, in the Company. We anticipate closing the transaction during the fourth quarter of 2015.

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

This quarterly report contains forward-looking that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities, including the purchase of Rontan. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our ability to pay dividends, our competitive position and the effects of competition and the projected growth of the industries in which we intend to operate. Forward-looking statements are only predictions based on our current expectations and projections about future events and involve risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements contained in this quarterly report are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this quarterly report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this quarterly report and those discussed in the 2014 Form 10-K include:

●	our ability to fund our operations and continue as a going concern;

●	our ability to have excess cash available for future actions;

●	our ability or inability to implement our business plan, including the completion of acquisitions of companies under letters of intent and the SPSA in connection with the acquisition of Rontan;

●	anticipated trends in our business and demographics;

●	relationships with and dependence on technological partners;

●	our future profitability and liquidity and the impact of potential future acquisitions on our financial condition, results of operations and cash flows;

●	our ability to preserve our intellectual property and trade secrets and operate without infringing on the proprietary rights of third parties;

●	regulatory, competitive or other economic influences;

●	our operational strategies including, without limitation, our ability to develop or diversify into new businesses;

●	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current the terms of existing convertible notes payable;

●	our ability to comply with current and future regulations relating to our businesses;

●	the impact of new accounting pronouncements;

●	our ability to establish and maintain proper and effective internal accounting and financial controls; and

●	the potential of further dilution to our common stock based on transactions, including convertible debt, effected involving issuance of shares.

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

The information in this quarterly report is as of September 30, 2015, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in Item 1 of this quarterly report as well as our annual financial statements for the year ended December 31, 2014 included in the 2014 Form 10-K.

Results of Continuing Operations

On June 16, 2014, we acquired all of the outstanding membership interest of North American Custom Specialty Vehicles (“NACSV”). NACSV specializes in building mobile command/communications and specialty vehicles for emergency management, first responders, national security and law enforcement operations. During the period from October 2012 through November 2013, we were actively involved in the day to day management of Airtronic USA, Inc. (“Airtronic”) pending the completion of an anticipated merger. The merger did not occur and we ceased involvement with the Airtronic during 2014.

Three Months Ended September 30, 2015 and 2014

Revenue from continuing operations in the three months ended September 30, 2015 and 2014 was $254,587 and $94,387, respectively. Cost of revenue in the three months ended September 30, 2015 and 2014 was $278,676 and $180,066, respectively.

Revenue was from fixed-price and modified fixed-price construction contracts and is recognized using the percentage-of-completion method of revenue recognition. Cost of revenue includes all direct material and labor costs and indirect costs related to contract performance.

Selling, general and administrative expenses (“S, G & A”) were $526,369 and $2,771,835 in three-month periods ended September 30, 2015 and 2014, respectively. S, G & A was comprised of:

	Three Months Ended September 30,		Increase/	%
	2015	2014	(decrease)	Change
Compensation and benefits	$222,741	$2,347,881	$(2,125,140)	(90.5)%
Advertising	2,722	49,801	(47,079)	(94.5)%
Debt issuance costs	28,693	--	28,693	100.0%
Depreciation and amortization	321	76,202	(75,881)	(99.6)%
Facility expense	35,115	26,487	8,628	32.6%
Investor relations and marketing	37,998	372,644	(334,646)	(89.8)%
Office support and supply	30,126	100,770	(70,644)	(70.1)%
Professional fees	162,511	(226,529)	389,040	171.7%
Travel and entertainment	4,691	21,800	(17,109)	(78.5)%
Other	1,451	2,779	(1,328)	(47.8)%
Total S, G & A	$526,369	$2,771,835	$(2,245,466)	(81.0)%

Compensation and benefits decreased by $2,125,140, or 90.5%, to $222,741 in the three months ended September 30, 2015 compared to $2,347,881 in the 2014 period. In the three months ended September 30, 2015, compensation and benefits was comprised of $171,882 of non-cash stock-based compensation to our CEO and CFO, board of directors, vice presidents, consultants and advisors and $50,859 of cash compensation to our CEO and CFO, vice presidents and staff. In the three months ended September 30, 2014, compensation and benefits was comprised of $2,137,946 of non-cash stock-based compensation to our CEO, CFO, vice presidents and advisors and $209,935 of cash compensation to our CEO and CFO and staff.

Debt issuance costs was $28,693 in three months ended September 30, 2015. The costs incurred were related to the issuances of convertible notes payable during 2015. We did not incur debt issuance costs in three-months ended September 30, 2014.

Depreciation and amortization decreased $75,881, or 99.6%, from $76,202 in the three months ended September 30, 2014 to $321 for the three months ended September 30, 2015. In the 2015 period the depreciation related to fixed assets. In the 2014 period, the depreciation and amortization relates to depreciation of fixed assets totaling $2,269 and the amortization of customer relationships totaling $73,933. The depreciation and amortization related to assets that were acquired in connection with the acquisition of NACSV effective June 16, 2014. At March 31, 2015, we determined that the full value of the customer relationships was impaired, as more fully discussed in Note 5 to the accompanying unaudited consolidated financial statements.

Facility expense increased by $8,628, or 32.6%, to $35,115 for the three months ended September 30, 2015 compared to $26,487 in the 2014 period. Facility expense relates primarily to the operations of NACSV, which we acquired effective June 16, 2014.

Investor relations and marketing expense decreased by $334,646, or 89.8%, to $37,998 in the three months ended September 30, 2015 compared to $372,644 in the 2014 period. The fees were primarily for services rendered and paid in shares of our common stock or compensation through the issuance of a warrant, which are being amortized over the terms of the consulting agreements.

Office supply and support expenses decreased by $70,644, or 70.1%, to $30,126 in the three months ended September 30, 2015 compared to $100,770 in the 2014 period.  In the three months ended September 30, 2015, the expense included $26,716 of directors and officers liability insurance. In the three months ended September 30, 2014, the expense included $26,462 of reimbursable expenses to an officer and advisor, $28,197 for directors and officer’s liability insurance and $7,249 of key man life insurance and $30,610 attributable to NACSV, including $22,620 for insurance.

Professional fees increased by $389,040, or 171.7%, to $162,511 in the three months ended September 30, 2015 compared to $(226,529) in the 2014 period.  In the three-month periods ended September 30, 2015 and 2014, such fees consisted of:

	2015	2014
Accounting and & auditing fees	$22,800	$86,834
Consulting fees	16.415	21,110
Legal fees	119,255	(352,751)
Public company/SEC related fees and expenses and transfer agent fees	3,472	278
Other	569	18,000
	$162,511	$(226,529)

In 2014, we recovered $414,761 of legal fees related to Airtronic’s bankruptcy, reduced by $62,010 of legal fees incurred for services.

Change in fair value of embedded derivative liabilities of convertible notes payable resulted in other income of $230,099 in the three months ended September 30, 2015. We did not incur a change in fair value of embedded derivative liabilities of convertible notes during the 2014 period. The liability resulted from convertible notes with variable conversion options that we issued during 2015. The value of the conversion options are required to be bifurcated from the notes and recorded at fair value at each reporting period with changes in the fair value reported as income or expense in the statement of operations.

Loss on conversion of convertible notes payable and accrued interest was $406,617 for the three months ended September 30, 2015. The loss represents the difference between the fair value of the shares of the Company’s common stock issued upon conversion of the notes and related accrued interest as compared to the conversion prices per the terms of notes. Future conversions of the convertible notes payable and accrued interest outstanding as of September 30, 2015 would result in additional losses on conversion. We did not have convertible notes with variable conversion prices during the 2014 period.

Interest expense was $208,636 in the three months ended September 30, 2015 as compared to $3,811 in the 2014 period. The increase in interest expense was due primarily to the amortization of debt discount resulting primarily from the initial fair value of the embedded derivative liabilities of convertible notes issued during 2015.

There is no income tax benefit for the losses for the three-month periods ended September 30, 2015 and 2014 since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Our results of operations for the three months ended September 30, 2015 and 2014 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Nine Months Ended September 30, 2015 and 2014

Revenue from continuing operations in the nine months ended September 30, 2015 and 2014 was $633,810 and $205,792, respectively. Cost of revenue in the nine months ended September 30, 2015 and 2014 was $535,517 and $249,412, respectively.

Revenue was from fixed-price and modified fixed-price construction contracts and is recognized using the percentage-of-completion method of revenue recognition. Cost of revenue includes all direct material and labor costs and indirect costs related to contract performance.

Selling, general and administrative expenses (“S, G & A”) were $2,445,294 and $9,462,511 in nine-month periods ended September 30, 2015 and 2014, respectively. S, G & A was comprised of:

	Nine Months Ended September 30,		Increase/	%
	2015	2014	(decrease)	Change
Compensation and benefits	$872,590	$7,067,946	$(6,195,356)	(87.7)%
Advertising	2,722	51,301	(48,579)	(94.7)%
Debt issuance costs and amortization of warrant	142,538	100,000	42,538	42.5%
Depreciation and amortization	38,018	89,032	(51,014)	(57.3)%
Acquisition costs	--	754,572	(754,572)	(100.0)%
Facility expense	125,444	29,370	96,074	327.1%
Investment banking fees	--	412,498	(412,498)	(100.0)%
Investor relations and marketing	126,498	558,807	(432,309)	(77.4)%
Office support and supply	110,024	172,641	(62,617)	(36.3)%
Professional fees	431,196	189,494	241,702	127.6%
Intangible asset impairment loss	563,024	--	563,024	100.0%
Travel and entertainment	29,484	34,473	(4,989)	(14.5)%
Other	3,756	2,377	1,379	58.0%
Total S, G & A	$2,445,294	$9,462,511	$(7,017,217)	(74.2)%

Compensation and benefits decreased by $6,195,356, or 87.7%, to $872,590 in the nine months ended September 30, 2015 compared to $7,067,946 in the 2014 period. In the nine months ended September 30, 2015, compensation and benefits were comprised of $602,764 of non-cash stock-based compensation to our CEO and CFO, directors, vice presidents, consultants and advisors and $269,826 of cash compensation to our CEO and CFO, vice presidents and staff. In the nine months ended September 30, 2014, compensation and benefits were comprised of $6,659,855 of non-cash stock-based compensation to our CEO, CFO, vice presidents and advisors and $408,091 of cash compensation to our CEO and CFO and staff.

Debt issuance costs and amortization of warrant increased by $42,538, or 42.5%, from $100,000 in the nine months ended September 30, 2015 to $142,538 in nine months ended September 30, 2015.  The fees incurred in the nine months ended September 30, 2015 were related primarily to the issuances of convertible notes payable during 2015. In nine months ended September 30, 2014 we expensed $100,000 for amortization of a warrant issued in connection with a financing.

Depreciation and amortization decreased by $51,014, or 57.3%, from $89,032 in the nine months ended September 30, 2014 to $38,018 for the nine months ended September 30, 2015. In the 2015 period, we incurred $4,571 of depreciation related to fixed assets and $33,447 for the amortization of customer relationships. In the 2014 period, the depreciation and amortization relates to depreciation of fixed assets totaling $2,777 and the amortization of customer relationships totaling $86,255. The depreciation and amortization related primarily to assets that were acquired in connection with the acquisition of NACSV effective June 16, 2014. At March 31, 2015, we determined that the full value of the customer relationships was impaired, as more fully discussed in Note 5 to the accompanying unaudited consolidated financial statements.

Acquisition costs of $754,572 in the nine months ended September 30, 2014 were related to the NACSV acquisition in 2014 and comprised non-cash compensation of (i) $664,000 of costs to advisors paid in shares of our common stock, and (ii) $65,572 in stock discount expense for payments to the sellers of NACSV in our common stock at a price which resulted in a $0.02 discount per share to fair value, as well as $25,000 paid in cash for due diligence services. We did not incur acquisition costs in the 2015 period.

Facility expense increased by $96,074, or 327.1%, from $29,370 for the nine months ended September 30, 2014 compared to $125,444 for the nine months ended September 30, 2015. Facility expense relates primarily to the operations of NACSV, which we acquired effective June 16, 2014.

Investment banking fees were $412,498 in the nine month ended September 30, 2014. We did not incur investment banking fees in the 2015 period. Investment banking fees in the 2014 period represented the amortization of a cash fee and the fair value of a warrant granted to an investment banking company.

Investor relations and marketing expense decreased by $432,309, or 77.4%, from $558,807 in the nine months ended September 30, 2014 compared to $126,498 in the nine months ended September 30, 2015. The fees were primarily for services rendered and paid in shares of our common stock or compensation through the issuance of a warrant, which are being amortized over the terms of the consulting agreements.

Office supply and support expenses decreased by $62,617, or 36.3%, from $172,641 in the nine months ended September 30, 2014 compared to $110,024 in the nine months ended September 30, 2015.  In the nine months ended September 30, 2015, the expense included $90,820 of directors and officers liability insurance.  In the nine months ended September 30, 2014, the expense included $56,966 of reimbursable expenses to an officer and advisors, $55,413 for directors and officers liability insurance, $21,747 for key man life insurance, and $38,340 attributable to NACSV, including $23,485 for insurance.

Professional fees increased $241,702, or 127.6%, to $431,196 in the nine months ended September 30, 2015 compared to $189,494 in the 2014 period.  In the nine-month periods ended September 30, 2015 and 2014, such fees consisted of:

	2015	2014
Accounting and & auditing fees	$66,200	$129,729
Consulting fees	30,264	41,557
Legal fees	316,949	(18,099)
Public company/SEC related fees and expenses and transfer agent fees	15,876	18,307
Other	1,907	18,000
	$431,196	$189,494

In 2014 we recovered $414,761 of legal fees related to Airtronic’s bankruptcy, reduced by $396,662 of legal fees incurred.

Intangible asset impairment loss was $563,024 in the nine months ended September 30, 2015. Based on our revaluation, we determined that the value of the customer relationships was impaired as of March 31, 2015. This was due in part to the lack of revenue from sales of NACSV’s products during the three-months ended March 31, 2015, as well as to our current expectations regarding future estimated discounted cash flows attributable to such asset. We did not incur an intangible asset impairment loss in the 2014 period.

Change in fair value of embedded derivative liabilities of convertible notes resulted in other income of $686,980 in the nine months ended September 30, 2015. We did not incur a change in fair value of embedded derivative liabilities of convertible notes during the 2014 period. The liability resulted from convertible notes with variable conversion options that we issued during the 2015 period. The value of the conversion options are required to be bifurcated from the notes and recorded at fair value at each reporting period with changes in the fair value reported as income or expense in the statement of operations.

Loss on conversion of convertible notes payable and accrued interest was $406,617 for the nine months ended September 30, 2015. The loss represents the difference between the fair value of the shares of the Company’s common stock issued upon conversion of the notes and related accrued interest as compared to the conversion prices per the terms of notes. Future conversions of the notes payable outstanding as of September 30, 2015 would result in additional losses on conversion. We did not have convertible notes with variable conversion prices during the 2014 period.

Loss (gain) on extinguishment of debt was a loss of $22,170 in the nine months ended September 30, 2015 compared to a gain of $387,642 in the nine months ended September 30, 2014. The loss in the 2015 period resulted from the write off of debt discount for notes payable to related parties that were fully repaid during the 2015 period. The gain in the 2014 period consists of $350,000 for forgiveness on the payoff of a convertible note and the recapture of $37,642 of interest not paid.

The reduction in contingent consideration for purchase price was $280,461 in the nine months ended September 30, 2015 and was due in part to the lack of revenue from sales of NACSV’s products during the first quarter of 2015, as well as to our current expectations regarding future revenue and earnings estimates associated with NACSV. We did not incur a change in contingent consideration for purchase price in the 2014 period.

We realized other income of $190,240 in the nine months ended September 30, 2015 due to the reversal of a liability to NACSV related to equipment held by NACSV and that we believe we no longer owe. We have filed legal proceedings against the sellers of NACSV as more fully discussed in Note 8 to the accompanying unaudited consolidated financial statements. We did not have other income in the 2014 period.

Interest income was $43,182 in the nine months ended September 30, 2014 and was related to loans outstanding during the 2014 period. We did not earn interest income in the nine months ended September 30, 2015.

Interest expense was $1,377,436 in the nine months ended September 30, 2015 as compared to $12,992 in the 2014 period. The significant increase in interest expense was due primarily to the initial fair value of the embedded derivative liabilities of convertible notes issued during the nine months ended September 30, 2015.

There is no income tax benefit for the losses for the nine-month periods ended September 30, 2015 and 2014 since we determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Loss from discontinued operations in the nine-month period ended September 30, 2014 was $2,832 and represented costs related to the wind down of a telecommunications business.

Our results of operations for the nine months ended September 30, 2015 and 2014 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents totaling $115,662 and working capital deficit of $832,724. For the nine months ended September 30, 2015, we incurred a net loss of $2,994,943 and at September 30, 2015, we had an accumulated deficit of $31,510,506 and total stockholders’ deficit of $1,379,603. We expect to incur losses during the remainder of fiscal 2015. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

As of September 30, 2015, we did not have any material commitments for capital expenditures during the next twelve months.  Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

As more fully discussed in Note 16 to the accompanying unaudited consolidated financial statements, we have entered into the SPSA under which we have agreed to acquire Rontan. There are specific conditions to closing, which are more fully discussed in Note16, including the commitment of sufficient investment by General American Capital Partners LLC, the institutional investor, in the Company. We have not yet determined the impact on our liquidity and capital resources, including any material commitments for capital expenditures, as a result of this pending transaction.

Cash Flows

Cash used in operating activities

Net cash used in operating activities totaled $552,785 for the nine months ended September 30, 2015 compared to $492,757 for the nine months ended September 30, 2014.

In the nine months ended September 30, 2015, cash was used primarily to fund $807,807 of the net loss of $2,994,943. Non-cash items affecting the net loss were: (i) a reduction in contingent consideration for purchase price of $280,461; (ii) depreciation and amortization of $38,018; (iii) loss on extinguishment of debt of $22,170; (iv) non-cash stock-based compensation of $602,764; (v) reduction in value of embedded derivative liabilities of convertible notes of $686,980; (vi) intangible asset impairment loss of $563,024; (vii) non-cash interest expense of $1,290,166; (viii) common stock issued for services of $104,056; (ix) non-cash amortization of debt issuance costs of $123,180; (x) loss on conversion of notes payable and accrued expenses of $406,617; and (xi) a beneficial conversion feature of $4,582. Offsetting a portion of the use of cash were net changes in operating assets and liabilities totaling $255,022.

In the nine months ended September 30, 2014, cash was used to fund $1,020,313 of the net loss of $9,091,131. Non-cash items affecting the net loss were: (i) a gain on extinguishment of debt of $387,642; (ii) depreciation and amortization of $89,032; (iii) non-cash stock-based compensation of $6,659,855; (iv) common stock and warrants issued for services of $971,668; (v) non-cash interest expense of $8,333; (vi) common stock issued for acquisition services of $664,000; (vii) and other non-cash acquisition expenses of $65,572. Offsetting a portion of the use of cash were net changes in operating assets and liabilities of $527,556.

Cash used in investing activities

Cash of $1,890 was used in investing activities during the nine months ended September 30, 2015 to purchase fixed asset. Net cash provided by investing activities totaled $599,119 for the nine-month period ended September 30, 2014. During the 2014 period, we received cash of $1,465,874 from Airtronic for the repayment of bridge loans and $135,425 of cash in connection with the NACSV acquisition, reduced by $1,000,000 paid for the acquisition of NACSV and cash of $2,180 used for deposits.

Cash from financing activities

Net cash provided by financing activities totaled $510,235 for the nine months ended September 30, 2015, compared to $271,506 of cash used by financing activities for the nine months ended September 30, 2014. In the nine months ended September 30, 2015, we received proceeds from the issuance of notes payable and convertible debt of $795,643. These receipts were partially offset by debt issuance fees of $124,120 and payments on convertible and other notes payable of $161,288. In the nine months ended September 30, 2014, we received $125,000 from the exercise of warrants and $96,241 from notes payable offset by $492,747 paid against notes payable and convertible debt.

Financial condition

As of September 30, 2015, we had cash and cash equivalents totaling $115,662, a working capital deficit of $832,724 and stockholders’ deficit of $1,379,603. We do not have a line of credit facility and have relied on short-term borrowings, convertible debt and the sale of common stock to provide cash to finance our operations. We will need to raise additional capital during the next twelve months to sustain our operations and fund future acquisitions. We plan to seek additional equity and debt financing to provide funding for operations and future acquisitions.

As a result of recent declines in the fair value of the Company’s common stock, the Company does not currently have sufficient authorized shares to satisfy in full its obligations under several existing convertible notes payable. Accordingly, certain of the note holders have the right to accelerate the payment due under the terms of their note. In addition, they have the right to require that additional shares and/or monies be paid in connection with this technical default. At September 30, 2015, the Company has accrued $31,346 of penalty interest associated with one of these notes. The Company intends to request shareholder approval to increase the number of authorized shares of common stock in the near future in order to satisfy its obligations under these notes.

At December 31, 2014 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because we have incurred substantial losses and negative cash flows from operations. Management’s plans in order to meet our operating cash flow requirements include (i) financing activities such as private placements of common stock, and issuances of debt and convertible debt instruments, (ii) the establishment of strategic relationships which we expect will lead to the generation of additional revenue or acquisition opportunities and (iii) the acquisition of complementary businesses, including Rontan.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three and nine months ended September 30, 2015 and 2014.

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

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2014 which have not been rectified as of September 30, 2015:

●	Resources: One staff accountant performed the majority of our corporate accounting functions. As a result, there was a lack of proper segregation of duties.

●	Audit Committee: We do not have, and are not required to have, an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

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

On June 2, 2015, Dekle passed away.  On June 5, 2015, the Court denied the Company’s motion to transfer the case to Florida.   On June 10, 2015, the Company filed a motion to reconsider the Court’s denial of its motion to transfer the case to Florida. On September 30, 2105, the Court granted the Company’s Renewed Motion to Transfer Venue. The case was transferred to the Middle District of Florida, where it is currently pending.

On June 15, 2015, Ramsay filed a second amended complaint. On June 25, 2015, the Company filed a motion to dismiss the second amended complaint. The Company’s Motion to Dismiss was denied.

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

Item 1A.	Risk Factors.

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

As a result of recent declines in the fair value of the Company’s common stock, the Company does not currently have sufficient authorized shares to satisfy in full its obligations under several existing convertible notes payable. Accordingly, certain of the note holders have the right to accelerate the payment due under the terms of their note. In addition, they have the right to require that additional shares and/or monies be paid in connection with this technical default. At September 30, 2015, the Company has accrued $31,346 of penalty interest associated with one of these notes. The Company intends to request shareholder approval to increase the number of authorized shares of common stock in the near future in order to satisfy its obligations under these notes.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

See the discussion under Item 3. Defaults Upon Senior Securities.

OTCQB Compliance

Pursuant to a letter dated September 28, 2015 from the OTC Markets, the Company was advised that its bid price had closed below $0.01 for more than 30 consecutive calendar days and, therefore, no longer meets the Standards for Continued Eligibility for the OTCQB marketplace as per the OTCQB Standards, section 2.3(2).

To remain eligible for trading on the OTCQB marketplace, the Company must have proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $0.01 per share on at least one of the prior thirty consecutive calendar days. In the event that the minimum closing bid price for the Company’s common stock falls below $0.01 per share, a grace period of 180 calendar days to regain compliance shall begin, during which the minimum closing bid price for the Company’s common stock must be $0.01 or greater for ten consecutive trading days.

Pursuant to these OTCQB Standards, the company has been granted a period of 180 calendar days in which to regain compliance with Section 2.3(2). This grace period expires March 26, 2016 and at that time if the Company’s bid price has not closed at or above $0.01 for any ten consecutive trading days then the Company’s common stock will be removed from the OTCQB.

Item 6.	Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Digital Solutions, Inc. (Registrant)

Date: November 6, 2015	By:	/s/ JEROME J. GOMOLSKI
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/ Period End	Exhibit Number
3.1	Certificate of Incorporation	10	8/9/13	3.1
3.2	Articles of Merger	10	8/9/13	3.2
3.3	Certificate of Amendment to Certificate of Incorporation	10	8/9/13	3.3
3.4	Bylaws	10	8/9/13	3.4
3.5	Certificate of Amendment to Certificate of Incorporation filed July 7, 2014	8-K	7/30/14	3.1
3.6	Certificate of Amendment to Certificate of Incorporation filed May 18, 2015	8-K	5/20/15	3.1
2.1	Share Purchase and Sale Agreement dated October 8, 2015 and effective October 13, 2015	8-K	10/19/15	2.1
10.1	Revenue Based Factoring Agreement dated October 1, 2015	8-K	10/5/15	10.1
10.2	Security Agreement and Guarantee dated October 1, 2015	8-K	10/5/15	10.2
10.3	Revenue Based Factoring Agreement dated October 23, 2015	8-K	11/5/15	10.1
10.4	Security Agreement and Guarantee dated October 23, 2015	8-K	11/5/15	10.2
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101. INS**	XBRL Instance
101. SCH **	XBRL Taxonomy Extension Scheme
101. CAL **	XBRL Taxonomy Extension Calculation
101. DEF **	XBRL Taxonomy Extension Definition
101. LAB **	XBRL Taxonomy Extension Labels
101. PRE **	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

