Form 10-K
period 2015-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2018-05-31
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission file number 000-26361

GLOBAL DIGITAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-3392051
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

777 South Flagler Drive, Suite 800 West Tower, West Palm Beach, FL 33401
(Address of principal executive offices) (Zip Code)

(561) 515-6163
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,538,651.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was 559,084,905 shares of common stock as of May 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●
our ability to successfully commercialize and our products and services on a large enough scale to generate profitable operation;
●
our ability to maintain and develop relationships with customers and suppliers;
●
our ability to successfully integrate acquired businesses or new brands;
●
the impact of competitive products and pricing;
●
supply constraints or difficulties;
●
the retention and availability of key personnel;
●
general economic and business conditions;
●
substantial doubt about our ability to continue as a going concern;
●
our need to raise additional funds in the future;
●
our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●
our ability to successfully implement our business plan;
●
our ability to successfully acquire, develop or commercialize new products and equipment;
●
intellectual property claims brought by third parties; and
●
the impact of any industry regulation.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “GDSI,” “Company,” “we,” “us,” and “our” refer to Global Digital Solutions, Inc. and our wholly-owned subsidiaries GDSI Florida, LLC and North American Custom Specialty Vehicles, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation. The merger was treated as a recapitalization of Global Digital Solutions, Inc., and Creative changed its name to Global Digital Solutions, Inc. (“GDSI”). We are focused in the area of cyber arms technology and complementary security and technology solutions. On October 22, 2012, we entered into an Agreement of Merger and Plan of Reorganization to acquire 70% of Airtronic USA, Inc. (“Airtronic”), a then debtor in possession under chapter 11 of the Bankruptcy Code once Airtronic successfully reorganized and emerged from bankruptcy (the “Merger”). During the period from October 2012 through November 2013, we were actively involved in the day to day management of Airtronic pending the completion of the Merger. The Merger did not occur and we ceased involvement with the Airtronic. In December 2012 we incorporated GDSI Florida LLC (“GDSI FL”), a Florida limited liability company. Except for the payment of administrative expenses on behalf of the Company, GDSI FL has no business operations. In January 2013 we incorporated Global Digital Solutions, LLC, a Florida limited liability company. In November 2013, we incorporated GDSI Acquisition Corporation, a Delaware corporation. On June 16, 2014, we acquired North American Custom Specialty Vehicles, LLC into GDSI Acquisition Corporation, and changed the latter’s name to North American Custom Specialty Vehicles, Inc. (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas.

Business Overview

Global Digital Solutions Inc. is positioning itself as a leader in providing comprehensive security and technology solutions. Since May 1, 2012, we have been focusing on acquisitions of defense and defense-related entities both in the United States and abroad. On June 16, 2014 GDSI completed its acquisition of North American Custom Specialty Vehicles (“NACSV”). NACSV’s mobile emergency operations centers (MEOC) can be tailored to the needs of Police, Fire, EMS, Military, Homeland Security, National Guard, FBI, Air National Guard Coast Guard, Chemical/Petrochemical, Humanitarian Aid, Non-Governmental Organizations, Drug Enforcement, Immigration & Customs, Bureau of Alcohol, Tobacco, Firearms and Explosives, Water Management, Wildlife Management, D.O.T. Engineering & Maintenance, Air & Water Quality Management (EPA), Meteorological Seismic/Oil & Gas Exploration, IS/Mapping Power Generation (Nuclear & Conventional), Power Transmission and Strategic Infrastructure Security. The company has already built customized vehicles for customers involved in one or more of the above categories and we see many opportunities to improve NACSV and its products and services through the integration of additional software, hardware and firmware technologies.

We are a holding company focused on the acquisition of companies in the security and specialty vehicles and services marketplace segments. We intend to pursue these identified segments in order to expand the Company through strategic acquisitions and the controlled internal growth of such acquisitions. Since the filing of our Form 10-Q for the third quarter of 2015, as filed with the Securities & Exchange Commission (“SEC”) on November 6, 2015, we have been delinquent in filing of our financial reports with the SEC pursuant to The Securities Exchange Act of 1934 (the “Exchange Act”). Since that time, the focus of our business has evolved, and the below discussion is intended to show the chronology since that time to the date of the filing of this report.

History of Business – September 30, 2015 to Present

On May 13, 2016, as more fully discussed below, we appointed William Delgado as our Chief Executive Officer (“CEO”) and Chairman of our Board of Directors, Mr. Delgado was serving at that time as a director and our Executive Vice President in charge of our business development. He served as our President, Chief Executive Officer and Chief Financial Officer from August 2004 to August 2013. Mr. Delgado began his career with Pacific Telephone in the Outside Plant Construction. He moved to the network engineering group and concluded his career at Pacific Bell as the Chief Budget Analyst for the Northern California region. Mr. Delgado founded All Star Telecom in late 1991, specializing in OSP construction and engineering and systems cabling. All Star Telecom was sold to International Fiber Com in April of 1999. After leaving International Fiber Com in 2002, Mr. Delgado became President/CEO of Pacific Comtel in San Diego, California. After we acquired Pacific Comtel in 2004, he became part of our management and held the positions of director, CEO, President and CFO.

Events Since September 30, 2015

The following are events that have occurred since September 30, 2015:

Revenue Based Factoring Agreements Dated October 1, 2015 and October 23, 2015

On October 1, 2015, NACSV entered into a Revenue Based Factoring Agreement (the “Factoring Agreement”) with Power Up Lending Group, Ltd. (“Power Up”). The Factoring Agreement was guaranteed by us under the terms of a Security Agreement and Guaranty. Under the terms of the Factoring Agreement, NACSV, as Merchant, agreed to transfer to Power Up in consideration of the purchase price of $59,000, all of the Merchant’s future receipts, accounts, contract rights and other obligations arising from or relating to the payment of monies from Merchant’s customers and/or other third party payors (collectively the receipts) at the specified percentage of 24% until such time as a total of $76,700 is repaid. A specified daily repayment amount of $457 was required to be made to Power Up as a base payment to be credited against the specified percentage due. The Factoring Agreement had an indefinite term that was to last until all of the Merchant’s obligations to Power Up were fully satisfied. We used the purchase price proceeds to satisfy in full the obligations that were outstanding at the time.

On October 23, 2015, NACSV entered into a Revenue Based Factoring Agreement (the “Second Factoring Agreement”) with Power Up on terms similar to the Factoring Agreement, except that under the Second Factoring Agreement, the purchase price was $50,000 and the specified daily repayment amount was $548.

Share Purchase and Sale Agreement for Acquisition of Grupo Rontan Electro Metalurgica, S.A.

Effective October 13, 2015, the Company (as “Purchaser”) entered into the SPSA dated October 8, 2015 with Joao Alberto Bolzan and Jose Carlos Bolzan, both Brazilian residents (collectively, the “Sellers”) and Grupo Rontan Electro Metalurgica, S.A., a limited liability company duly organized and existing under the laws of Federative Republic of Brazil (“Rontan”) (collectively, the “Parties”), pursuant to which the Sellers agreed to sell 100% of the issued and outstanding shares of Rontan to the Purchaser on the closing date (the “Rontan Transaction”).

The purchase price consisted of a cash amount, a stock amount and an earn-out amount as follows: (i) Brazilian Real (“R”) $100 million (approximately US$26 million) to be paid by the Purchaser in equal monthly installments over a period of forty eight (48) months following the closing date; (ii) an aggregate of R$100 million (approximately US$26 million) in shares of the Purchaser’s common stock, valued at US$1.00 per share; and (iii) an earn-out payable within ten business days following receipt by the Purchaser of Rontan’s audited financial statements for the 12-months ended December 31, 2017, 2018 and 2019. The earn-out shall be equal to the product of (i) Rontan’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the last 12 months, and (ii) twenty percent and is contingent upon Rontan’s EBITDA results for any earn-out period being at least 125% of Rontan’s EBITDA for the 12-months ended December 31, 2015. It is the intention of the parties that the stock amount will be used by Rontan to repay institutional debt outstanding as of the closing date.

Under the terms of a finder’s fee Agreement dated April 14, 2014, we have agreed to pay RLT Consulting Inc., a related party, a fee of 2% (two percent) of the transaction value, as defined in the agreement, of Rontan upon closing. The fee is payable one-half in cash and one-half in shares of our common stock. Specific conditions to closing consist of:

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

On April 1, 2016, we believed that we had satisfied or otherwise waived the conditions to closing (as disclosed under the SPSA, the closing was subject to specific conditions to closing, which were waivable by us,) and on April 1, 2016, we advised the Sellers of our intention to close the SPSA and demanded delivery of the Rontan Securities. The Sellers, however, notified us that they intend to terminate the SPSA. We believe that the Sellers had no right to terminate the SPSA and that notice of termination by the Sellers was not permitted under the terms of the SPSA.

Officers and Directors

Effective May 13, 2016, we accepted the resignations of Richard J. Sullivan as our Chairman and CEO along with the resignations of Stephanie C. Sullivan and Arthur F. Noterman as directors.

Change in Independent Accounting Firm

Effective July 13, 2017, our Board of Directors dismissed the auditing firm of PMB Helin Donovan and subsequently engaged Turner Stone and Company, Dallas, TX. We had no issues relating to the performance of the PMB Helin Donovan audits or any disagreements with their accounting practices and decisions.

Settlements of Certain Liabilities

On August 30, 2017, we announced that we had reached tentative agreements with three creditors for repayment of liabilities and/or claims totaling approximately $491,574 as of August 15, 2017. This settlement included amounts due under the factoring agreements discussed above during the period from August 30, 2017 to December 31, 2017. We paid approximately $193,514 to settle these liabilities and/or claims.

On August 30, 2017, we finalized the settlement agreement reached between the parties regarding the litigation between John Ramsay, Carl Dekle, The Estate of Brian Dekle and us and NACSV, collectively, which had been previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. We made a payment of $20,000 in connection with the settlement.

Litigation

On January 31, 2018, we announced that we initiated a lawsuit for damages against Grupo Rontan Metalurgica, S. A, (“Rontan”) and that company’s controlling shareholders, Joao Alberto Bolzan and Jose Carlos Bolzan. We have engaged the law firm of Boies Schiller Flexner LLP to represent it in this action. The case will be handled by William Isaacson of the firm’s Washington office and Carlos Sires of the firm’s Fort Lauderdale office. The action has been filed in the United States District Court for the Southern District of Florida. The complaint alleges that Rontan is wholly-owned by Joao Bolzan and Jose Bolzan. In the complaint, we further allege that Rontan and its shareholders improperly terminated a Share Purchase and Sale Agreement (the “SPA”) by which we were to acquire whole ownership of Rontan.

On February 5, 2018, United States District Court Southern District of Florida filed a Pretrial Scheduling Order and Order Referring Case to Mediation dated February 5, 2018 for the Company’s lawsuit against Grupo Rontan Electro Metalurgica, S.A., et al. The Case No. is 18-80106-Civ-Middlebrooks/Brannon. The case is set for trial before U.S. District Judge Middlebrooks. The court has issued a schedule outlining various documents and responses that are to be delivered by the parties as part of the discovery plan.

Financing Transactions

On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution.

SEC Actions

On August 11, 2016, the Securities and Exchange Commission (“SEC”) filed suit in the United States District Court for the Southern District of Florida against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”) and David A. Loppert (“Loppert”) to enjoin GDSI; Sullivan, GDSI’s former Chairman and CEO; and Loppert, GDSI’s former CFO from alleged further violations of the anti-fraud and reporting provisions of the federal securities laws, and against Sullivan and Loppert from alleged further violations of the certification provisions of the federal securities laws.

On October 12, 2016, Defendant GDSI filed its First Answer to the Complaint. On November 9, 2016, Defendant Sullivan filed a Letter with the Court denying all allegations regarding the case. On December 15, 2016, the SEC filed a Motion for Judgment and Notice of Filing of Consent of Defendant Loppert to entry of Final Judgment by the SEC. On December 19, 2016, the Court entered an order granting the SEC’s Motion for Judgment as to Defendant Loppert. On December 21, 2016, the SEC filed a Notice of Settlement as entered into by it and Defendants GDSI and Sullivan. On December 23, 2016, the Court entered an Order staying the case and directing the Clerk of the Court to close the case for statistical purposes per the December 21, 2016 Notice of Settlement. On March 7, 2017, the SEC moved for a Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant GDSI to Entry of Judgment by the SEC. On March 13, 2017, the Judge signed the Judgment as to Defendant GDSI and it was entered on the Court’s docket. On April 6, 2017, the SEC moved for a final Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant Sullivan. On April 10, 2017, the Judge signed the final Judgment as to Defendant Sullivan and it was entered on the Court’s docket. On December 21, 2017, the SEC moved for a final Judgment and Notice of Filing Consent of Defendant GDSI to Entry of Final Judgment. On January 2, 2018, the Judge signed the Final Judgment as to Defendant GDSI and it was entered on the Court’s docket.

Liquidity

Our cash position is critically deficient, and payments essential to our ability to operate are not being made in the ordinary course. Failure to raise capital to fund our operations and failure to generate positive cash flow to fund such operations in the future will have a material adverse effect on our financial condition. These factors raise substantial doubt about our ability to continue as a going concern.

Business Strategy – As of the Date of This Filing

As of the date of this filing, our business continues to be through our NACSV subsidiary and the production of mobile command centers. Our future strategy is to expand into the infrastructure technology and cybersecurity areas. We will look to acquire companies in these respective areas, focusing on companies that have the ability to utilize blockchain technology in their respective operations.

Target Markets, Sales and Marketing

Our target market will be primarily in North America, with a concentration in the USA and Canada. We expect that sales and marketing will utilize the company’s existing strategies, augmented by a sales force developed by the parent company in conjunction with the acquired subsidiary.

Competition

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of other entities. A large number of established and well- financed entities, including venture capital firms, private equity firms and family offices, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company, and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

Research and Development

We have not incurred any research and development expense.

Intellectual Property

We currently do not have any intellectual property.

Government Approvals and Regulations

We do not expect to encounter any significant governmental approval or regulation issues, as we do not intend to monopolize any target business areas. We do expect to be subject to the traditional government regulation related to business licenses, foreign corporation rules, etc.

Subsidiaries

We currently have two subsidiaries including GSDI Florida, LLC and North American Custom Specialty Vehicles, Inc.

Employees

As of December 31, 2015, we had eight full-time employees and two part-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, and management personnel and, as of the end of the period covered by this report and as of the date of filing, we continue to rely on the services of independent contractors for much of our sales/marketing. We believe technical, accounting and other functions are also critical to our continued and future success.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially. For additional information regarding risk factors, see Item 1 – “Forward-Looking Statements.”

Risks Related to Our Company

There is substantial doubt about our ability to continue as a going concern.

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate of $28,000 per month, we estimate that our cash on hand as of May 22, 2018 will not be able to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash of approximately $20,032. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have limited operating history with our operating subsidiary, and as a result, we may experience losses and cannot assure you that we will be profitable.

We have a limited operating history with our single operating subsidiary, NACSV, on which to evaluate our business. Our operations are subject to all of the risks inherent in the establishment and expansion of a business enterprise. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we operate. Unanticipated delays, expenses and other problems such as setbacks in product development, product manufacturing, and market acceptance are frequently encountered in establishing a business such as ours. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Because of our limited operating history with our operating subsidiary, we have limited historical financial data on which to base planned operating expenses. Accordingly, our expense levels, which are, to a large extent, variable, will be based in part on our expectations of future revenues. As a result of the variable nature of many of our expenses, we may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of our products or any subsequent revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our business, operating results and financial condition.

We have not achieved profitability on a quarterly or annual basis to date. To the extent that net revenue does not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

No Assurance of Sustainable Revenues.

There can be no assurance that our subsidiaries will generate sufficient and sustainable revenues to enable us to operate at profitable levels or to generate positive cash flow. As a result of our limited operating history and the nature of the markets in which we compete, we may not be able to accurately predict our revenues. Any failure by us to accurately make such predictions could have a material adverse effect on our business, results of operations and financial condition. Further, our current and future expense levels are based largely on our investment plans and estimates of future revenues. We expect operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may adversely affect our operating results include, among others, demand for our products and services, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new or enhanced products and services by us or our competitors, the timing and number of new hires, changes in our pricing policy or those of our competitors, the mix of products, increases in the cost of raw materials, technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, and market acceptance of our products. As a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition. Any seasonality is likely to cause quarterly fluctuations in our operating results, and there can be no assurance that such patterns will not have a material adverse effect on our business, results of operations and financial condition. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

We may need to raise additional funds in the future that may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for potential acquisitions or investments, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

A major part of our business strategy is to pursue strategic acquisitions, although we may not be able to identify businesses that we can acquire on acceptable terms, obtain the necessary financing, may face risks due to additional indebtedness and our acquisition strategy may incur significant costs or expose us to substantial risks inherent in the acquired business’s operations.

Our strategy of pursuing strategic acquisitions may be negatively impacted by several risks, including the following:

●
We may not successfully identify companies that have complementary product lines or technological competencies or that can diversify our revenue or enhance our ability to implement our business strategy;
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
●
Any acquired business will expose us to the acquired company’s liabilities and to risks inherent to its industry, and we may not be able to ascertain or assess all of the significant risks.
●
We may require additional financing in connection with any future acquisition, and such financing may adversely impact, or be restricted by, our capital structure.
●
Achieving the anticipated potential benefits of a strategic acquisition will depend in part on the successful integration of the operations, administrative infrastructures and personnel of the acquired company or companies in a timely and efficient manner. Some of the challenges involved in such an integration include: (i) demonstrating to the customers of the acquired company that the consolidation will not result in adverse changes in quality, customer service standards or business focus; (ii) preserving important relationships of the acquired company; (iii) coordinating sales and marketing efforts to effectively communicate the expanded capabilities of the combined company; and (iv) coordinating the supply chains.

Any future acquisitions could disrupt business.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including:

●
the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;
●
we may find that the acquired company or assets do not improve our customer offerings or market position as planned;
●
we may have difficulty integrating the operations and personnel of the acquired company;
●
key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;
●
we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;
●
we may assume or be held liable for risks and liabilities as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;

●
we may incur one-time write-offs or restructuring charges in connection with the acquisition;
●
we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and
●
we may not be able to realize the cost savings or other financial benefits we anticipated.

These factors could have a material adverse effect on our business, financial condition and operating results.

Our business is at risk if we lose key personnel or we are unable to attract and integrate additional skilled personnel.

The success of our business depends, in large part, on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly-experienced management team and specialized workforce, including engineers, experts in project management and business development, and sales professionals. Competition for personnel, particularly those with expertise in the specialty vehicle industry and, as we expect, in the industries of any future acquisition targets, is high, and identifying candidates with the appropriate qualifications can be difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.

In the event, we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in growing our business plan in accordance with project schedules and budgets, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new initiatives. Further, any increase in demand for personnel and specialty subcontractors may result in higher costs, causing us to exceed the budget on a project, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

Our future success is particularly dependent on the vision, skills, experience and effort of our senior management team, including our president and chief executive officer. If we were to lose the services of our president and chief executive officer or any of our key employees, our ability to effectively manage our operations and implement our strategy could be harmed and our business may suffer.

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

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.

Our business, profitability and growth prospects could suffer if we pay damages or defense costs in connection with a liability claim that is outside the scope of any applicable insurance coverage. We intend to maintain, but do not yet have, general and product liability insurance. There is no assurance that we will be able to obtain insurance in amounts, or for a price, that will permit us to purchase desired amounts of insurance. Additionally, if our costs of insurance and claims increase, then our earnings could decline. Further, market rates for insurance premiums and deductibles have been steadily increasing, which may prevent us from being adequately insured. A product liability or negligence action in excess of insurance coverage could harm our profitability and liquidity.

Insurance and contractual protections may not always cover lost revenue.

We possess insurance, warranties from suppliers, and our subcontractors make contractual obligations to meet certain performance levels, and we also attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

We currently carry customary insurance for business liability. For our work as a general contractor, we carry workers comp insurance for our employees and we have performance bonding insurance. Certain losses of a catastrophic nature such as from floods, tornadoes, thunderstorms and earthquakes are uninsurable or not economically insurable. Such “Acts of God,” work stoppages, regulatory actions or other causes, could interrupt operations and adversely affect our business.

We rely on outside consultants and employees.

We will rely on the experience of outside consultants and employees. In the event that one or more of these consultants or employees terminates employment with the Company, or becomes unavailable, suitable replacements will need to be retained and there is no assurance that such employees or consultants could be identified under conditions favorable to us.

Risks Related to NACSV’s Business

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

The markets for our products and services are expected to be characterized by rapid technological change and be highly competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the sale of our products and services will depend significantly upon the technological quality of our products and services relative to those of our competitors, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. In order to develop such new products and services, we will depend upon close relationships with existing customers and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that we will be able to develop and market our products and services successfully or respond effectively to technological changes or new product and service offerings of our potential competitors. We may not be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive industry and competitors may compete more effectively.

The industries in which we operate are highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop a competing business model, develop products or services that are more attractive to potential customers than what we offer or convince our potential customers that they require financing arrangements that would be impractical for smaller companies to offer. Our competitors may also offer similar products and services at prices below cost and/or devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers; cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets. We also expect to encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.

Operating results may fluctuate and may fall below expectations in any fiscal quarter.

Our operating results are difficult to predict and are expected to fluctuate from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results or future predictions prepared by the Company as an indication of our future performance. If our revenue or operating results fall in any period, the value of our common stock would likely decline.

Risks Related to Our Financial Condition

Dependence on financing and losses for the foreseeable future.

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with the respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended December 31, 2015, our net loss was $2,689,331. As of December 31, 2015, we had an accumulated deficit of $31,667,383 and a working capital deficit of $694,906. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain the necessary capital, we may have to cease operations. For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Dependence on financing and losses for the foreseeable future.

As of December 31, 2015, we had current assets of $106,316 and current liabilities of $801,222. We had a working capital deficiency of $694,906. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations, sell assets and will not be able to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Our ability to generate positive cash flows is uncertain.

To develop and expand our business, we will need to make significant up-front investments in our manufacturing capacity and incur research and development, sales and marketing and general and administrative expenses. In addition, our growth will require a significant investment in working capital. Our business will require significant amounts of working capital to meet our project requirements and support our growth. We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements. If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our current production requirements - let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance our products, or respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations and financial condition.

Because we may never have net income from our operations, our business may fail.

We have no history of profitability from operations. There can be no assurance that we will ever operate profitably. Our success is significantly dependent on uncertain events, including successful development of our products, establishing satisfactory manufacturing arrangements and processes, and distributing and selling our products. If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations. We can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our Company.

We need to raise additional funds and such funds may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for potential acquisitions or investments, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

Risks Related to Our Common Stock and Its Market Value

We have limited capitalization and may require financing, which may not be available.

We have limited capitalization, which increases our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for or reacting to changes in our business and industry and may place us at a competitive disadvantage to competitors with sufficient or excess capitalization. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we will be forced to curtail or abandon our plans or operations. Our ability to obtain financing will depend upon a number of factors, many of which are beyond our control.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets. Any trading in our shares may have a significant effect on our stock prices.

Although our common stock is listed for quotation on the OTC Marketplace, Pink Tier, under the symbol “GDSI”, the trading activity of our common stock is volatile and may not develop or be sustained. As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock. Any trading in our shares could have a significant effect on our stock price. If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our stock price has reflected a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our stockholders may be unable to resell their shares at or above the price at which they acquired them.

From January 1, 2015 through the date of this report, or May 31, 2018, the price per share of our common stock has ranged from a high of $0.18 to a low of $0.0007. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance as well as to conversions of dilutive debt instruments that we have issued to fund operations. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us, and negatively impact other aspects of our business, including our ability to raise the funds necessary to fund our operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

The volatility of the market price of our common stock could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●
our stock being held by a small number of persons whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock;
●
actual or anticipated variations in our quarterly operating results;
●
changes in our earnings estimates;
●
our ability to obtain adequate working capital financing;
●
changes in market valuations of similar companies;
●
publication (or lack of publication) of research reports about us;
●
changes in applicable laws or regulations, court rulings, enforcement and legal actions;
●
loss of any strategic relationships;
●
additions or departures of key management personnel;

●
actions by our stockholders (including transactions in our shares);
●
speculation in the press or investment community;
●
increases in market interest rates, which may increase our cost of capital;
●
changes in our industry;
●
competitive pricing pressures;
●
our ability to execute our business plan; and
●
economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock may never be listed on a national exchange and is subject to being removed from the OTC Pink Marketplace.

Our common stock is quoted for trading on the OTC Pink Marketplace (“OTC Pink”). On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. In the event that we are able to file the required reports with the SEC to be current under the Exchange Act of 1934 (the “Exchange Act”), we still will be unable to list our stock on the OTCQB since the price of our stock is below $0.01, and we do not meet the eligibility standards for listing under the OTCQB per OTC Markets guidelines. Should we continue to fail to satisfy the eligibility standards of OTC Markets for the OTCQB, the trading price of our common stock could continue to suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”, as that term is defined in SEC Rule 3a51-1, which generally provides that “penny stock”, is any equity security that has a market price (as defined) less than US$5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, including Rule 15g-9, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduces the number of potential investors. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

According to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the future volatility of our share price.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting.

We are subject to the risk that sometime in the future, our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies.” A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. We are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), which requires our management to annually assess the effectiveness of our internal control over financial reporting.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of December 31, 2015, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the year ended December 31, 2015, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we are unable to maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

Because our current directors, executive officers beneficially hold 47.5% of our common stock, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of subscribers in our private placements.

Our current directors, executive officers and 5% or more stockholders beneficially own or control approximately 47.5% of our issued and outstanding shares of common stock as of May 30, 2018. Additionally, the holdings of our directors and executive officers preferred stock holders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons may have significant influence over and may control corporate actions requiring stockholder approval, irrespective of how the Company's other stockholders may vote, including the following actions:

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

Exercise of options and warrants and conversion rights under convertible notes and preferred stock would have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any options, warrants or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2015, we had: (a) outstanding options to acquire shares our common stock at exercise prices ranging from $0.006 to $0.14 for 12,100,000 options, and an exercise price of $0.64 per share for 4.0 million options, (b) warrants to acquire 2,500,000 shares of our common stock at exercise prices ranging from $0.15 to $1.00, and (c) convertible debt and accrued interest of $126,133 convertible into 28,666,591 shares of our common stock at $0.0044 per share. The number of shares and the conversion price for the convertible debt is subject to change based on changes in the price of our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 777 South Flagler Drive, Suite 800 West Tower, West Palm Beach, FL 33401, and our telephone number is (561) 515-6163. Our executive office is a virtual office and is utilized for meetings, conferences, telephone and message support. On August 19, 2013, we entered into a lease agreement located at such address for a total monthly rental of $299.

On January 1, 2015, NACSV renewed a lease agreement for one building under a year-to-year operating lease with monthly rent payments totaling $8,748 in January 2015 and $5,637 for February – December, 2015. The lease provides that either party may cancel it on thirty days’ notice. In January 2016, we terminated the lease. In September 2014, NACSV entered into a 12-month operating lease for a condominium for a vice president with monthly rent payments of $2,160, the lease expired and was not renewed.

We own no other real property.

Our registered agent is Direct Transfer, LLC, located at 500 Perimeter Park Drive Suite D, Morrisville, NC 27560.

ITEM 3. LEGAL PROCEEDINGS

We may be involved in legal proceedings in the ordinary course of our business. Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our consolidated financial statements.

The Company is plaintiff or defendant in the following actions:

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

In response to the Company’s and NACSV's motion to dismiss, Dekle and Ramsay filed an amended complaint on March 2, 2015 seeking specific performance and alleging breach of contract, violations of Security and Exchange Commission (“SEC”) Rule 10b-5, and violations of the Alabama Securities Act. The amended complaint also names the Company’s Chairman, President, and CEO, Richard J. Sullivan (“Sullivan”), as a defendant. On March 17, 2015, the Company, NACSV and Sullivan filed a motion to dismiss the amended complaint seeking dismissal for failure to state valid causes of action, for lack of personal jurisdiction, or alternatively to transfer the case to the United States District Court in and for the Middle District of Florida. Dekle and Ramsay responded on March 31, 2015, and the Company filed its response thereto on April 7, 2015.

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

On July 27, 2017, the Company and Dekle and Ramsay came to a Settlement Agreement. The Company and the plaintiff came to the following agreements:

i.
Judgment is due to be entered against the Company in the amount of $300,000 if the sum of $20,000 as noted in iv below is not paid.
ii.
The Company grants the plaintiffs vehicles and trailers in connection to this proceeding.
iii.
The Company will assist the plaintiffs in obtaining possession of the said vehicles.
iv.
The Company will pay the plaintiffs the sum of $20,000.
v.
The $20,000 settlement was paid in August 2017.

Global Digital Solutions, Inc. et. al. v. Communications Laboratories, Inc., et. al.

On January 19, 2015 the Company and NACSV filed suit against Communications Laboratories, Inc., ComLabs Global, LLC, Roland Lussier, Brian Dekle, John Ramsay and Wallace Bailey for conversion and breach of contract in a dispute over the payment of a $300,000 account receivable that ComLabs owed to NACSV but sent payment directly to Brian Dekle. The case was filed in the Eighteenth Judicial Circuit in and for Brevard County Florida, case no. 05-2015-CA-012250. On February 18, 2015 (i) defendants Communications Laboratories, Inc., ComLabs Global, LLC and Roland Lussier and (ii) defendant Wallace Bailey filed their respective motions to dismiss seeking, among other things, dismissal for failure to state valid causes of action, lumping and failure to post a non-resident bond. On February 26, 2015, defendants Dekle and Ramsay filed their motion to dismiss, or stay action, based on already existing litigation between the parties. NACSV filed its required bond on March 2, 2015.

PowerUp Lending Group, LTD., v. North American Custom Specialty Vehicle, Inc. et.al

On September 13, 2017 Power Up received a default judgment against the Company in the amount of $109,302.00. The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018 the company has paid the entire amount.

Securities and Exchange Commission v. Global Digital Solutions, Inc., Richard J. Sullivan and David A. Loppert United States District Court for the Southern District of Florida, Case No. 9:16-cv-81413-RLR

On August 11, 2016, the Securities and Exchange Commission (“SEC”) filed suit in the United States District Court for the Southern District of Florida against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”) and David A. Loppert (“Loppert”) to enjoin GDSI; Sullivan, GDSI’s former Chairman and CEO; and Loppert, GDSI’s former CFO from alleged further violations of the anti-fraud and reporting provisions of the federal securities laws, and against Sullivan and Loppert from alleged further violations of the certification provisions of the federal securities laws.

On October 12, 2016, Defendant GDSI filed its First Answer to the Complaint. On November 9, 2016, Defendant Sullivan filed a Letter with the Court denying all allegations regarding the case. On December 15, 2016, the SEC filed a Motion for Judgment and Notice of Filing of Consent of Defendant Loppert to entry of Final Judgment by the SEC. On December 19, 2016, the Court entered an order granting the SEC’s Motion for Judgment as to Defendant Loppert. On December 21, 2016, the SEC filed a Notice of Settlement as entered into by it and Defendants GDSI and Sullivan. On December 23, 2016, the Court entered an Order staying the case and directing the Clerk of the Court to close the case for statistical purposes per the December 21, 2016 Notice of Settlement. On March 7, 2017, the SEC moved for a Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant GDSI to Entry of Judgment by the SEC. On March 13, 2017, the Judge signed the Judgment as to Defendant GDSI and it was entered on the Court’s docket. On April 6, 2017, the SEC moved for a final Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant Sullivan. On April 10, 2017, the Judge signed the final Judgment as to Defendant Sullivan and it was entered on the Court’s docket. On December 21, 2017, the SEC moved for a final Judgment and Notice of Filing Consent of Defendant GDSI to Entry of Final Judgment. On January 2, 2018, the Judge signed the Final Judgment as to Defendant GDSI and it was entered on the Court’s docket.

Adrian Lopez, Derivatively and on behalf of Global Digital Solutions, Inc. v. William J. Delgado, Richard J. Sullivan, David A. Loppert, Jerome J. Gomolski, Stephanie C. Sullivan, Arthur F. Noterman, and Stephen L. Norris United States District Court for the District of New Jersey, Case No. 3:17-cv-03468-PGS-LHG

On September 19, 2016, Adrian Lopez, derivatively, and on behalf of Global Digital Solutions, Inc., filed an action in New Jersey Superior Court sitting Mercer County, General Equity Division. That action was administratively dismissed for failure to prosecute. Plaintiff Lopez, through his counsel, filed a motion to reinstate the matter on the general equity calendar on or about February 10, 2017. The Court granted the motion unopposed on or about April 16, 2017. On May 15, 2017, Defendant William Delgado (“Delgado”) filed a Notice of Removal of Case No. C-70-16 from the Mercer County Superior Court of New Jersey to the United States District Court for the District of New Jersey. On May 19, 2017, Defendant Delgado filed a First Motion to Dismiss for Lack of Jurisdiction. On May 20, 2017, Defendant David A. Loppert (“Loppert”) filed a Motion to Dismiss for Lack of (Personal) Jurisdiction. On June 14, 2017, Plaintiff Adrian Lopez (“Lopez”) filed a First Motion to Remand the Action back to State Court. On June 29, 2017, Defendant Delgado filed a Memorandum of Law in Response and Reply to the Memorandum of Law in Support of Plaintiff’s Motion to Remand and in Response to Defendants’ Delgado’s and Loppert’s Motions to Dismiss. On January 1, 16, 2018, a Memorandum and Order granting Plaintiff’s Motion to Remand the case back to the Mercer County Superior Court of New Jersey was signed by the Judge and entered on the Docket. Defendants Delgado and Loppert’s Motions to Dismiss were denied as moot. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. The Court held a hearing on the motions to dismiss and consolidate. Jurisdictional discovery was ordered. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint.

Adrian Lopez v. Global Digital Solutions, Inc. and William J. Delgado Superior Court of New Jersey, Chancery Division, Mercer County, Equity Part, Docket No. MER-L-002126-17

On September 28, 2017, Plaintiff Adrian Lopez (“Lopez”) brought an action against Global Digital Solutions, Inc. (“GDSI”) and William J. Delgado (“Delgado”) to compel a meeting of the stockholders of Global Digital Solutions, Inc. pursuant to Section 2.02 of GDSI’s Bylaws and New Jersey Revised Statute § 14A:5-2. On October 27, 2017, Defendants GDSI and Delgado filed a Motion to Stay the Proceeding. On November 24, 2017, Plaintiff filed an Objection to Defendants’ Motion to Stay the Proceeding. On January 19, 2018, Defendants’ Motion to Stay the Proceeding was denied. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint.

Jeff Hull, Individually and on Behalf of All Others Similarly Situated v. Global Digital Solutions, Inc., Richard J. Sullivan, David A. Loppert, William J. Delgado, Arthur F. Noterman and Stephanie C. Sullivan United States District Court, District of New Jersey (Trenton), Case No. 3:16-cv-05153-FLW-TJB

On August 24, 2016, Jeff Hull, Individually and on Behalf of All Others Similarly Situated (“Hull”) filed suit in the United States District Court for the District of New Jersey against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”), David A. Loppert (“Loppert”), William J. Delgado (“Delgado”), Arthur F. Noterman (“Noterman”) and Stephanie C. Sullivan (“Stephanie Sullivan”) seeking to recover compensable damages caused by Defendants’ alleged violations of federal securities laws and to pursue remedies under the Securities Exchange Act of 1934. On January 18, 2018, pursuant to the Court’s December 19, 2017 Order granting Plaintiff Hull leave to file an amended Complaint, Plaintiff Hull filed a Second Amended Complaint against Defendants. On February 8, 2018, Defendants GDSI and Delgado filed a Second Motion to Dismiss the Complaint. On February 8, 2018, Defendant Loppert filed a Motion for Extension of Time to File an Answer. On February 13, 2018, Defendant Loppert filed a Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 20, 2018, Plaintiff Michael Perry (“Perry”) filed a Brief in Opposition to Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint and to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 26, 2018, Defendants GDSI and Delgado filed a Reply Brief to Plaintiff Michael Perry’s Brief in Opposition to their Motion to Dismiss the Second Amended Complaint. On February 26, 2018, Defendant Loppert filed a Response in Support of Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint. On March 12, 2018, Defendant Loppert filed a Reply Brief to Plaintiff Perry’s Brief in Opposition to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. To date, the Court has not issued a decision as to aforementioned Motions. Global Digital Solutions, Inc. and William J. Delgado intend to continue to vigorously defend against the claims asserted by Jeff Hull, Individually and on Behalf of All Others Similarly Situated.

In the Matter of Global Digital Solutions, Inc., Administrative Proceeding File No. 3-18325. Administrative Proceeding Before the Securities and Exchange Commission.

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact.

Securities and Exchange Commission v. Global Digital Solutions, Inc., Richard J. Sullivan and David A. Loppert United States District Court for the Southern District of Florida, Case No. 9:16-cv-81413-RLR

On August 11, 2016, the Securities and Exchange Commission (“SEC”) filed suit in the United States District Court for the Southern District of Florida against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”) and David A. Loppert (“Loppert”) to enjoin GDSI; Sullivan, GDSI’s former Chairman and CEO; and Loppert, GDSI’s former CFO from alleged further violations of the anti-fraud and reporting provisions of the federal securities laws, and against Sullivan and Loppert from alleged further violations of the certification provisions of the federal securities laws.

On October 12, 2016, Defendant GDSI filed its First Answer to the Complaint. On November 9, 2016, Defendant Sullivan filed a Letter with the Court denying all allegations regarding the case. On December 15, 2016, the SEC filed a Motion for Judgment and Notice of Filing of Consent of Defendant Loppert to entry of Final Judgment by the SEC. On December 19, 2016, the Court entered an order granting the SEC’s Motion for Judgment as to Defendant Loppert. On December 21, 2016, the SEC filed a Notice of Settlement as entered into by it and Defendants GDSI and Sullivan. On December 23, 2016, the Court entered an Order staying the case and directing the Clerk of the Court to close the case for statistical purposes per the December 21, 2016 Notice of Settlement. On March 7, 2017, the SEC moved for a Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant GDSI to Entry of Judgment by the SEC. On March 13, 2017, the Judge signed the Judgment as to Defendant GDSI and it was entered on the Court’s docket. On April 6, 2017, the SEC moved for a final Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant Sullivan. On April 10, 2017, the Judge signed the final Judgment as to Defendant Sullivan and it was entered on the Court’s docket. On December 21, 2017, the SEC moved for a final Judgment and Notice of Filing Consent of Defendant GDSI to Entry of Final Judgment. On January 2, 2018, the Judge signed the Final Judgment as to Defendant GDSI and it was entered on the Court’s docket. The amount of the judgement is One Hundred Thousand Dollars ($100,000) plus interest.

PMB Helin Donovan, LLP vs. Global Digital Solutions, Inc. in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Docket No.: 50-2017-CA-011937-XXXX-MB

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000) of which the first payment of Ten Thousand Dollars ($10,000.00) has been paid.

Jennifer Carroll vs. Global Digital Solutions, Inc., North American Custom Specialty Vehicles, Inc., in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”) and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000) plus fees of Thirteen Thousand Three Hundred Fifty Three Dollars Forty Four Cents ($13,353.44) and costs of Six Hundred Twenty Four Dollars Thirty Cents ($624.30).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets, Pink No Information Tier, under the symbol “GDSI.” Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com). The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2018	$0.020	$0.007

December 31, 2017	$0.015	$0.004
September 30, 2017	$0.009	$0.001
June 30, 2017	0.003	0.001
March 31, 2017	$0.004	$0.001

December 31, 2016	$0.003	$0.001
September 30, 2016	$0.003	$0.001
June 30, 2016	$0.015	$0.001
March 31, 2016	$0.009	$0.005

December 31, 2015	$0.010	$0.001
September 30, 2015	$0.095	$0.001
June 30, 2015	$0.180	$0.040
March 31, 2015	$0.160	$0.030

December 31, 2014	$0.150	$0.068
September 30, 2014	$0.370	$0.080
June 30, 2014	$0.800	$0.270
March 31, 2014	$0.980	$0.405

Transfer Agent

Our transfer agent is Direct Transfer LLC, and is located at 500 Perimeter Park Suite D Morrisville, NC 27560. Their telephone number is (919) 481-4000 and their website is www.issuerdirect.com.

Holders of Common Stock

As of December 31, 2015, there were 186 shareholders of record of our common stock. As of such date, 530,431,571 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Stock-Based Compensation

For information on securities authorized for issuance under our equity compensation plans, see “Item 11. Executive Compensation” below.

Recent Sales of Unregistered Securities

The following transactions affected the Company’s Stockholders’ Equity (Deficiency) for year ended December 31, 2015:

On March 9, 2015, the Company issued 1,000,000 shares of restricted shares for consulting services. The shares were valued at $1,000.

On March 9, 2015, the Company issued 500,000 shares of restricted shares for consulting services. The shares were valued at $500.

On March 31, 2015, the Company issued 362,926 shares of its common stock for consulting services. The shares were valued at $363.

On March 31, 2015, the Company issued 1,250,000 shares of its common stock for legal services. The shares were valued at $1,250.

On March 31, 2015, the Company issued 500,000 shares of its common stock for consulting services. The shares were valued at $500.

On March 31, 2015, the Company issued 1,250,000 shares of its common stock to Vox Equity Holdings, LLC. The shares were valued at $1,250. Richard J. Sullivan is a co-founder of Vox Equity.

On April 1, 2015, the Company issued 100,000 shares of its common stock for legal services. The shares were valued at $100.

On September 30, 2015, the Company issued 150,000 shares of its common stock for legal and consulting services. The shares were valued at $150.

On December 31, 2015, the Company issued 150,000 shares of its common stock for legal and consulting services. The shares were valued at $150.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of the federal securities laws. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, clinical developments which management expects or anticipates will or may occur in the future, including statements related to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional information regarding forward-looking statements, see Item 1 – Our Business – “Forward-Looking Statements.”

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted. All of the GAAP financial measures used by us in this report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise. Please see Item 1A “Risk Factors” for a list of our risk factors.

Business Overview

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc. We are focused in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013, we were actively involved in managing Airtronic USA, Inc. (“Airtronic”). Effective as of June 16, 2014, we acquired North American Custom Specialty Vehicles (“NACSV”). The NACSV acquisition is more fully discussed below.

Significant Events During Fiscal Year Ended December 31, 2015

Share Purchase and Sale Agreement for Acquisition of Grupo Rontan Electro Metalurgica, S.A.

Effective October 13, 2015, the Company (as “Purchaser”) entered into the SPSA dated October 8, 2015 with Joao Alberto Bolzan and Jose Carlos Bolzan, both Brazilian residents (collectively, the “Sellers”) and Grupo Rontan Electro Metalurgica, S.A., a limited liability company duly organized and existing under the laws of Federative Republic of Brazil (“Rontan”) (collectively, the “Parties”), pursuant to which the Sellers agreed to sell 100% of the issued and outstanding shares of Rontan to the Purchaser on the closing date (the “Rontan Transaction”).

The purchase price consisted of a cash amount, a stock amount and an earn-out amount as follows: (i) Brazilian Real (“R”) $100 million (approximately US$26 million) to be paid by the Purchaser in equal monthly installments over a period of forty eight (48) months following the closing date; (ii) an aggregate of R$100 million (approximately US$26 million) in shares of the Purchaser’s common stock, valued at US$1.00 per share; and (iii) an earn-out payable within ten business days following receipt by the Purchaser of Rontan’s audited financial statements for the 12-months ended December 31, 2017, 2018 and 2019. The earn-out shall be equal to the product of (i) Rontan’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the last 12 months, and (ii) twenty percent and is contingent upon Rontan’s EBITDA results for any earn-out period being at least 125% of Rontan’s EBITDA for the 12-months ended December 31, 2015. It is the intention of the parties that the stock amount will be used by Rontan to repay institutional debt outstanding as of the closing date.

Under the terms of a finder’s fee Agreement dated April 14, 2014, we have agreed to pay RLT Consulting Inc., a related party, a fee of 2% (two percent) of the transaction value, as defined in the agreement, of Rontan upon closing. The fee is payable one-half in cash and one-half in shares of our common stock. Specific conditions to closing consist of:

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

On April 1, 2016, we believed that we had satisfied or otherwise waived the conditions to closing (as disclosed under the SPSA, the closing was subject to specific conditions to closing, which were waivable by us,) and on April 1, 2016, we advised the Sellers of our intention to close the SPSA and demanded delivery of the Rontan Securities. The Sellers, however, notified us that they intend to terminate the SPSA. We believe that the Sellers had no right to terminate the SPSA and that notice of termination by the Sellers was not permitted under the terms of the SPSA.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2015 and December 31, 2014

A comparison of the Company’s operating results for the fiscal years ended December 31, 2015 and December 31, 2014 are as follows:

For the year ended December 31, 2015:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$641,578	$641,578
Cost of Sales	-	-	(581,746)	(581,746)
Gross Profit	-	-	59,832	59,832
Operating Expenses	644,971	761,423	390,111	1,796,506
Operating Income (Loss)	(644,971)	(761,423)	(330,279)	(1,736,674)
Other Income (Expenses)	952,654	-	-	952,654
Loss – Before Tax	$(1,597,625)	$(761,423)	$(330,279)	$(2,689,328)

For the year ended December 31, 2014:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$695,022	$695,022
Cost of Sales	-	-	(889,205)	(889,205)
Gross Profit	-	-	(194,183)	(194,183)
Operating Expenses	8,550,904	1,225,013	541,065	10,316,982
Operating Income (Loss)	(8,550,904)	(1,225,013)	(735,248)	(10,511,165)
Other Income (Expenses)	488,899	(43,182)	4,415	450,132
Loss – Before Tax	$(9,039,803)	$(1,181,831)	$(739,663)	$(10,961,297)

The variances between fiscal years ending December 31, 2015 and 2014 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$(53,444)	$(53,444)
Cost of Sales	-	-	307,459	307,459
Gross Profit	-	-	254,015	254,015
Operating Expenses	7,905,933	463,590	150,954	8,520,477
Operating Income (Loss)	7,905,933	463,590	404,969	8,774,492
Other Income (Expenses)	(463,755)	(43,182)	4,415	(502,522)
Loss – Before Tax	$7,442,178	$420,408	$409,384	$8,271,970

Revenues and Gross Margins

Revenues decreased by $53,444, or 8%, from the prior year as a result of the scaling down of operations towards the end of 2015.

Gross profit increased by $255,015, or 130%, mostly due to a decrease in direct labor costs from 2014 to 2015.

Operating Loss

Loss from operations for the years ended December 31, 2015 and 2014 was $1,736,674 and $10,511,165, respectively. The decrease in operating loss is primarily due to a decrease in stock compensation expenses and the write-off of the intangible asset associated with NACSV customer lists.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2015, we had cash on hand of $2,944 and a working capital deficiency of $694,906 as compared to cash on hand of $160,102 and a working capital deficiency of $264,469 as of December 31, 2014. The decrease in working capital is mainly due to the overall reduction in our business activities and lack of outside funding.

Note Financing

On January 26, 2015, the Company agreed to a $35,000 principal 8% Convertible Redeemable Note with Adar Bays, LLC (“Adar Bays”.) The Note was received pursuant to a Securities Purchase Agreement, dated January 26, 2015, with Adar Bays. The Note matures on January 26, 2016 unless earlier converted pursuant to the terms of the Securities Purchase Agreement. The 8% Note bears interest at 8% per annum. The outstanding principal and interest under the 8% Note, solely upon an Event of Default (as defined in the 8% Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the 8% Note.

On February 19, 2015, the Company agreed to a $68,000 principal 10% Convertible Note with EMA Financial, LLC (“EMA”.) The Note was received pursuant to a Securities Purchase Agreement, dated February 19, 2015, with EMA. The Note matures on February 19, 2016, unless earlier converted pursuant to the terms of the Securities Purchase Agreement. The 10% Note bears interest at 10% per annum. The outstanding principal and interest under the 10% Note, solely upon an Event of Default (as defined in the 10% Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the 10% Note.

On January 26, 2015, the Company agreed to a $250,000 principal (and a $25,000 original discount amount) Convertible Note with JMJ Financial (“JMJ”.) The Note matures on January 26, 2017, unless earlier converted pursuant to the terms of the Convertible Note. The Note bears interest at 0% if repaid in the first 90 days and then a one-time interest charge of 12% applied on the principal sum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 13, 2017, the Company entered into a repayment agreement with JMJ to repay the outstanding balance of $84,514.

On January 26, 2015, the Company agreed to a $66,000 principal (and a $6,000 original discount amount) Convertible Note with JSJ Investments (“JSJ”.) The Note matures on January 26, 2016 unless earlier converted pursuant to the terms of the Convertible Note. The Note bears interest of 10% per annum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note.

On February 17, 2015, the Company agreed to a $115,000 principal (and a $11,000 original discount amount) Convertible Note with KBM Worldwide, Inc. (“KBM”.) The Note matures on February 17, 2016, unless earlier converted pursuant to the terms of the Convertible Note. The Note bears interest at 22% per annum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note.

On January 16, 2015, the Company agreed to a $78,750 principal Convertible Redeemable Note with LG Capital Funding, LLC (“LG Capital”.) The Note matures on January 16, 2016 unless earlier converted pursuant to terms of the Convertible Note. The Note bears interest at 8% per annum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 12, 2017, the Company entered into a redemption agreement with LG Capital to repay the outstanding balance of $68,110.

On March 8, 2015, the Company agreed to a $220,000 principal amount Convertible Note with Tangiers Investment Group, LLC (“Tangiers”.) The Note matures on March 8, 2016 unless earlier converted pursuant to terms of the Convertible Note. The Note bears interest at 10% per annum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note.

On April 3, 2015, the Company agreed to a $50,000 principal amount Convertible Note with Vis Vires Group, Inc. (“Vis Vires”.) The Note matures on April 2, 2016 unless earlier converted pursuant to terms of the Convertible Note. The Note bears interest of 22% per annum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note.

On February 4, 2015, the Company agreed to a $250,000 principal amount (and a $25,000 original issue discount amount) Convertible Note issued to Vista Capital Investments, LLC (“Vista”). The Note matures on February 4, 2016 unless earlier converted pursuant to terms of the Note. The Note bears interest a one-time interest charge of 12% applied on the original principal amount. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2015 of $31,667,383, as well as negative cash flows from operating activities. As of the balance sheet date, the Company did not have sufficient cash resources through 2016. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to meet its plans through December 31, 2018.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Working Capital Deficiency

	December 31,
	2015	2014
Current Assets	$106,316	$313,799
Current Liabilities	801,222	578,268
Working capital	$(694,906)	$264,469

The decrease in current assets from 2014 to 2015 is due to a decrease in cash, accounts receivable and inventory offset by increases in prepaid expenses . The increase in current liabilities is mainly due to an increase in accounts payable.

Cash Flows

	December 31,
	2015	2014
Net cash used in operating activities	$(767,389)	$(1,644,899)
Net cash used in investing activities	(1,890)	1,186,861
Net cash provided by financing activities	612,122	108,916
Increase (decrease) in cash	$(157,158)	$(349,122)

Operating Activities

Net cash used in operating activities was $767,389 during the year ended December 31, 2015. Cash used during the year ended December 31, 2015 was primarily due to a net loss of $2,689,331, augmented by certain non-cash charges and offset by increases in amortization of debt discount of $1,099,086 and stock based compensation of $788,015.

Net cash used by operating activities was $1,644,899 for the year ended December 31, 2014. Cash used during the year ended December 31, 2014 was primarily due to a net loss of $12,119,678, offset by stock-based compensation of $7,024,287, goodwill impairment losses of $1,156,192, acquisition expense settled with common stock of $664,000 and costs in excess of billings of $570,787.

Investing Activities

For the year ended December 31, 2015, net cash used by investing activities was $1,890. Cash used for investing activities was for capital expenditures.

For the year ended December 31, 2014, net cash provided by investing activities was $1,186,861. Investing activities during 2014 were mainly for proceeds from note repayment for Airtronic of $1,465,874, offset by a payment for NACSV of $864,575.

Financing Activities

For the year ended December 31, 2015, cash provided by financing activities was $612,122. Cash provided by financing activities was mainly received from conversion of notes payable of $670,250.

For the year ended December 31, 2014, net cash provided by financing activities was $108,916. Cash used for financing activities was for payments of note payables and convertible notes of $376,939 and $150,000, respectively. It was offset by proceeds from the sale of common stock of $125,000, exercise of warrants of $162,242.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements of equity and convertible debt that have enabled us to fund our operations, additional funds will be needed for further business development.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recent Accounting Standards

During the year ended December 31, 2015 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Recently Announced Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company is currently evaluating the impact that the implementation of ASU 2014-09 will have on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is not early adopting ASU 2014-15. The Company is currently evaluating the impact that the implementation of ASU 2014-15 will have on the Company’s financial statements, and the actual impact will be dependent upon the Company’s liquidity and the nature or significance of future events or conditions that exist upon adopting the updated standard.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. Under ASU 2015-03, the costs of issuing debt will no longer be recorded as an intangible asset, except when incurred before receipt of the funding from the associated debt liability. Rather, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. The Company does not expect that the adoption of ASU 2015-03 will have a material impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. ASU 2015-05 provides guidance to entities about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, entities should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, entities should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10, to determine the asset acquired in a software licensing arrangement. For public companies, ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company does not expect that the adoption of ASU 2015-05 will have a material impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. ASU 2015-17 provides guidance on balance sheet classification of deferred taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. For public companies, ASU 2015-17 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company does not expect that the adoption of ASU 2015-17 will have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, or ASU 2016-02. The new guidance requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. For public companies, ASU 2016-02 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, and early adoption is permitted. The Company does not expect that the adoption of ASU 2016-02 will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, William Delgado, who is our Chief Executive Officer (Principal Executive Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2015 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of William Delgado serving as our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of December 31, 2015, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, 2015, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

(i) Lack of Formal Policies and Procedures. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

(ii) Audit Committee and Financial Expert. We do not have a formal audit committee with a financial expert, and thus we lack the board oversight role within the financial reporting process.

(iii) Insufficient Resources. We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

(iv) Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term as resources permit, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

The information required by this section is disclosed in Part II, Item 5.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the directors and executive officers of the Company as of December 31, 2015. Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Position Held with Company	Age	Date First Elected or Appointed
Richard J. Sullivan	Director, Chairman, President, Chief Executive Officer and Assistant Secretary	77	August 12, 2013
Arthur F. Noterman	Director	74	August 12, 2013
Stephanie S. Sullivan	Director	27	August 12, 2013
William J. Delgado	Director, Executive Vice President	56	August 12, 2013
Jerome J. Gomolski	Chief Financial Officer	67	April 10, 2015
Gary A. Gray	Vice President, Chief Technology Officer	64	August 12, 2013

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our sole officer and director includes his experience, qualifications, attributes, and skills necessary for him to serve as a director and/or executive officer.

Biographies

Former Officers and Directors of the Company

Set forth below are brief accounts of the business experience during the past five years of our former directors and executive officers and significant employee of the Company:

Richard Sullivan – Director, Chairman of the Board, Chief Executive Officer & Assistant Secretary

Mr. Sullivan was elected a director and appointed Chairman, CEO, President and assistant secretary on August 12, 2013. Prior thereto, from May 2012 through August 2013 Mr. Sullivan served as a consultant to the Company. Mr. Sullivan is responsible for the Company’s strategy, leadership and day-to-day operational activities. Mr. Sullivan founded and since 1993 has served as Chairman and CEO of Solutions, Inc. and World Capital Markets, Inc., a both private investment banking companies that specialize in advising corporations on acquiring other business entities and assisting owners and management who are considering selling all or part of their business. Mr. Sullivan founded and from 1993 to 2003 served as Chairman and Chief Executive Officer of Applied Digital Solutions, Inc., a Nasdaq listed technology company that spawned two other listed companies of which he was Chairman of the Board: Digital Angel Corporation (AMEX) and VeriChip Corporation (Nasdaq). Mr. Sullivan is an “Entrepreneur in Residence” with Accretive Exit Partners, LLC whose business is taking positions in mid-stage private companies, replacing financing partners who wish to divest themselves of their equity share of those businesses. He is also co-founder of Vox Equity Partners, LLC, a specialized private equity fund manager that has been purchasing bank private equity portfolio investments since 2006. Management believes that Mr. Sullivan’s many years as Chairman and CEO of public companies qualifies him for his positions with the Company.

On May 13, 2016 Mr. Sullivan resigned from his position in order to retire. William Delgado assumed his position. In connection with his resignation the Company entered into a five year employment agreement.

Arthur F. Noterman – Director

Mr. Noterman was appointed to our Board on August 12, 2013. Mr. Noterman is a Chartered Life Underwriter. Mr. Noterman has owned an investment and insurance business for over 40 years located in Massachusetts and is a registered FINRA Broker affiliated with a Cincinnati, Ohio Broker/ Dealer. Mr. Noterman served on the Board of Directors of Applied Digital Solutions Inc. from 1997 to 2003, serving on the Audit and Compensation Committees. Mr. Noterman attended Northeastern University, Boston, MA from 1965-1975 and obtained the Chartered Life Underwriter Professional Designation in 1979 from The American College, Bryn Mawr, Pennsylvania. Management believes that Mr. Noterman’s many years as a director of public companies, his financial background, and his many years serving on audit and compensation committees uniquely qualifies him for his position as a director of the Company.

On May 13, 2016, Mr. Noterman resigned from his position in order to pursue other interests.

Stephanie C. Sullivan – Director

Ms. Sullivan was appointed to our Board on August 12, 2013. Ms. Sullivan is a business entrepreneur and has served, since May 2011, as financial manager at Alexis Miami, a privately held upscale women’s fashion designer and manufacturer. Ms. Sullivan graduated from the University of Miami in May 2011 with a Bachelor of Arts in Business Administration. Management believes that Ms. Sullivan’s marketing and financial background bring a new and young approach that the Board will benefit from.

On May 13, 2016, Ms. Sullivan resigned from her position in order to pursue other interests.

Current Officers and Directors of the Company as of the Date of this Report

William J. Delgado – Director & Executive Vice President

Mr. Delgado has served as our President, Chief Executive Officer and Chief Financial Officer from August 2004 to August 2013. Effective August 12, 2013, Mr. Delgado assumed the position of Executive Vice President, and is responsible, along with Mr. Sullivan, for business development. Mr. Delgado has over 33 years of management experience including strategic planning, feasibility studies, economic analysis, design engineering, network planning, construction and maintenance. He began his career with Pacific Telephone in the Outside Plant Construction. He moved to the network engineering group and concluded his career at Pacific Bell as the Chief Budget Analyst for the Northern California region. Mr. Delgado founded All Star Telecom in late 1991, specializing in OSP construction and engineering and systems cabling. All Star Telecom was sold to International FiberCom in April of 1999. After leaving International FiberCom in 2002, Mr. Delgado became President/CEO of Pacific Comtel in San Diego, California. After the Company acquired Pacific Comtel in 2004, Mr. Delgado became Director, President, CEO and CFO of the Company. Management believes that Mr. Delgado’s many years of business experience uniquely qualifies him for his positions with the Company.

On May 13, 2016, Mr. Delgado assumed the role of Chief Executive Office and Chairman of the Board of Directors and currently serves in that position.

Jerome J. Gomolski – Chief Financial Officer

Mr. Gomolski became the Chief Financial Officer of our subsidiary, NACSV, on January 1, 2015 and was appointed the Company’s Chief Financial Officer on April 10, 2015. Mr. Gomolski has specialized in auditing, corporate and individual income tax, and, forensic accounting for over 30 years. Mr. Gomolski began his financial career in the corporate accounting department of International Harvester in Chicago. After graduating from DePaul University in Chicago with a BSC in Accounting he passed the Illinois CPA exam and began working for several large accounting firms. Several years later, he returned to International Harvester as Manager of Financial Planning and Analysis. In 1982, Jerry was offered an opportunity to relocate to South Florida and return to public accounting. There he brought his experience and talent to work with two large accounting firms. His increasing responsibility led to a partnership. He continues to maintain his own practice. Mr. Gomolski currently serves as the Chief Financial Officer for a Private Equity Fund.

Family Relationships

There are no other family relationships between and among any of our directors or executive officers directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meeting in the year-ended December 31, 2015. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the Company.

Board Nominations and Appointments

In considering whether to nominate any particular candidate for election to the Board of Directors, we will use various criteria to evaluate each candidate, including an evaluation of each candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of our stockholders. The Board of Directors plans to evaluate biographical information and interview selected candidates in the next fiscal year and also plans to consider whether a potential nominee would satisfy the listing standards for “independence” of The Nasdaq Stock Market and the SEC’s definition of “audit committee financial expert.” The Board of Directors does not plan to assign specific weights to particular criteria and no particular criterion will be a prerequisite for each prospective nominee.

We do not have a formal policy with regard to the consideration of director candidates recommended by our stockholders, however, stockholder recommendations relating to director nominees may be submitted in accordance with the procedures set forth below under the heading “Communicating with the Board of Directors”.

Communicating with the Board of Directors

Stockholders who wish to send communications to the Board of Directors may do so by writing to 777 South Flagler Drive, Suite 800 West Tower, West Palm Beach, FL 33401. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters must identify the author as a stockholder and must include the stockholder’s full name, address and a valid telephone number. The name of any specific intended recipient should be noted in the communication. We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, and we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board of Director’s consideration.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) for directors and executive officers of the Company. This Code is intended to focus each director and executive officer on areas of ethical risk, provide guidance to directors and executive officer to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. Each director and executive officer must comply with the letter and spirit of this Code. We have also adopted a Code of Ethics for Financial Executives applicable to our Chief Executive Officer and senior financial officers to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics and our Code of Ethics for Financial Executives by filing a Form 8-K or by posting such information on our website.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2015, none of our greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the years ended December 31, 2015 and 2014 for our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (6) ($)	Option Awards (6) ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (7) ($)	Total ($)
Richard J. Sullivan Chairman, CEO, President and Assistant Secretary (1)	2015 2014	120,000 120,000	- 60,000	- -	24,000 1,920,000	- -	- -	- 19,000	144,000 2,119,000
Jerome J. Gomolski Chief Financial Officer (2)	2015 2014	$ 41,186 -	- -	- -	56,000 -	- -	- -	- -	$ 97,186 -
David A. Loppert, Executive Vice President, CFO, Treasurer and Secretary (3)	2015 2014	20,000 60,000	- 30,000	- -	- 960,000	- -	- -	- -	20,000 1,050,000
William J. Delgado, Director, Former President,Chief Executive Officer & Chief Financial Officer,currently Executive Vice President (4)	2015 2014	- -	- -	- -	76,000 -	- -	- -	- -	76,000 -
Gary A. Gray, Vice President, Chief Technology Officer (5)	2015 2014	24,000 24,000	- -	40,000 -	6,000 -	- -	- -	- -	70,000 24,000
Jennifer S. Carroll, President, NACSV (8)	2015 2014	- -	- -	- -	- -	- -	- -	- -	- -

(1)	Mr. Sullivan was appointed Chairman, CEO, President and Assistant Secretary on August 12, 2013.

(2)	Mr. Gomolski joined the company as Chief Financial Officer of our subsidiary, NACSV, on January 5, 2015. He was appointed the Company’s Chief Financial Officer effective April 10, 2015.

(3)	Mr. Loppert was appointed Executive Vice President, CFO, Treasurer and Secretary on August 12, 2013. Mr. Loppert retired effective April 10, 2015.

(4)	Mr. Delgado was appointed Executive Vice President on August 12, 2013. Prior thereto he served as our CEO, President and Chief Financial Officer.

(5)	Mr. Gray was appointed Vice President, Chief Technology Officer on August 12, 2013.

(6)	Ms. Carroll was appointed President of NACSV on December 3, 2014 and she resigned on March 7, 2015. She received no compensation from NACSV in 2014.

(7)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with ASC 718. These amounts represent restricted stock awards and stock options granted to the named executive officers, and do not reflect the actual amounts that may be realized by those officers. In 2015, we granted stock options to Vox Equity Partners, LLC with a fair value of $24,000. Mr. Sullivan is a co-founder of Vox Equity.

(8)	Ms. Carroll was appointed President of NACSV on December 3, 2014 and she resigned on March 7, 2015. She received no compensation from NACSV in 2014.

Key Employee Employment Agreements

We have not entered into any employment agreements or arrangements with our named executive officers.

Options Granted to Named Executives

On April 1, 2015, we granted Jerome J. Gomolski stock options to acquire 500,000 shares of our common stock at an exercise price of $0.10 per share. The options vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016 and expire on April 1, 2025.

On April 20, 2015, we granted William J. Delgado stock options to acquire 500,000 shares of our common stock at an exercise price of $0.14 per share. The option vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016 and expire on March 31, 2025.

On November 30, 2015, we granted to each of Jerome J. Gomolski and Gary A. Gray stock options to acquire 1,000,000 shares of our common stock at an exercise price of $0.006 per share. The options vested on the date of grant and expire on November 30, 2025.

On December 15, 2015, we granted William J. Delgado stock options to acquire 750,000 shares of our common stock at an exercise price of $0.008 per share. The options vested on the date of grant and expire on December 14, 2025.

As a result of his retirement on April 10, 2015, 1,500,000 stock options granted to David A. Loppert on March 5, 2014 were forfeited by their terms.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as of December 31, 2015 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers:

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Richard J. Sullivan	3,000,000	-	-	0.64	3/5/2024	-	-	-	-
Jerome J. Gomolski	166,667	333,333	-	0.10	4/1/2025	-	-	-	-
Jerome J. Gomolski	1,000,000	-	-	0.006	11/30/2025	-	-	-	-
William J. Delgado	166,667	333,333	-	0.14	3/31/2025	-	-	-	-
William J. Delgado	750,000	-	-	0.008	12/14/2025	-	-	-	-
Gary A. Gray	1,000,000	-	-	0.006	11/30/2025	-	-	-	-
Jennifer S. Carroll	-	-	-	-	-	-	-	-	-

Equity Compensation Plan Information and Issuances

Our current policy is that all full time key employees are considered annually for the possible grant of stock options, depending upon qualifying performance criteria. The criteria for the awards are experience, uniqueness of contribution to our business and the level of performance shown during the year. Stock options are intended to enhance the ability of the Company and its Affiliates to attract and retain exceptionally qualified individuals upon whom, in large measure, the sustained progress, growth and profitability of the Company depend.

2015 Option Exercises and Stock Vested

The following table provides information regarding options exercised and restricted stock that vested in the year ended December 31, 2015 for our named executive officers:

	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Richard J. Sullivan	-	-	-	-
Jerome J. Gomolski	-	-	-	-
David A. Loppert	-	-	-	-
William J. Delgado	-	-	-	-
Gary A. Gray	-	-	1,000,000	40,000
Gary A. Gray	-	-	-	-
Jennifer S. Carroll	-	-	-	-

(1)	The amount represents the grant date fair value expense amortized in 2015, and does not reflect the actual amount that may be realized by those officers.

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

2014 Equity Incentive Plan

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

Director Compensation

We do not have a compensation arrangement in place for members of our Board and we have not finalized any plan to compensate directors in the future for their services as directors. We anticipate that we will develop a compensation plan for our independent directors in order to attract qualified persons and to retain them. We expect that the compensation arrangements will generally be comprised of equity awards and cash for reimbursement of expenses only; however exceptions may be made if circumstances warrant. The following table sets forth for each director certain information concerning his compensation for the year ended December 31, 2015.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Arthur F. Noterman	-	-	76,000	-	-	-	76,000
Stephanie C. Sullivan	-	-	76,000	-	-	-	76,000
Stephen L. Norris (4)	-	-	-	-	-	-	-

(1)	Does not include directors who are named executive officers whose compensation is reflected in the Summary Compensation Table above.

(2)	Represents the fair value of the restricted stock unit award as of the grant date as computed in accordance with ASC 718, and does not reflect the actual amount that may be realized.

(3)	Represents the fair value of the award as of the grant date as computed in accordance with ASC 718, and does not reflect the actual amounts that may be realized.

(4)	Effective as of July 2, 2014, Stephen L. Norris was appointed a director of the Company In July 2014 and resigned in January 2015.

None of our directors exercised options during the year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Common Stock as of May 22, 2018 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of May 30, 2018, there were 559,084,905 shares of Common Stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class)(
Common Stock	Richard J. Sullivan (2)	30,240,000 Direct	5.4%
Common Stock	William J. Delgado (3) (4)	3,322,032 Direct	0.5%
Common Stock	Jerome A. Gomolski (5)	-	-
	Total Beneficial Holders as a Group	37,931,032 Direct	5.9%

(1)
Applicable percentages are based on 559,084,905 shares outstanding as of May 30, 2018 and includes issued and outstanding shares of common stock as well as vested but unissued restricted shares. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting power.

(2)
Includes (a) 3,000,000 currently exercisable stock options, (b) 3,000,000 shares owned by Bay Acquisition Corp., an entity controlled by Mr. Sullivan, and (c) 530,000 shares owned by Mr. Sullivan's minor son.

(3)
Mr. Delgado exchanged $298,811 of debt for 1,000,000 shares of Convertible Preferred Stock as described in the Exchange Conversion Agreement dated August 15, 2016. The Preferred Stock will have voting rights as to one (1) Preferred Share shall equal 400 shares of common stock. The Preferred Stock Preferred Stock is convertible to common stock any time after August 15, 2016 into 37% of the outstanding common stock at the time of the conversion.

(4)	Includes (a) 3,221,032 shares owned by Bronco Communications, LLC, an entity which Mr. Delgado controls and (b) 101,000 shares owned by Mr. Delgado's minor daughter.

(5)	Mr. Gomolski has 1,500,000 stock options of which 1,166,667 have vested.

(6)	The address of record is c/o Global Digital Solutions, Inc., 777 South Flagler Drive, Suite 800 West Tower, West Palm Beach, FL 33401

Changes in Control.

There are currently no arrangements which may result in a change of control of our company.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of December 31, 2015, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any of the following persons had or will have a direct or indirect material interest:

On February 4, 2014 we granted 500,000 options exercisable at $0.64 per share, to each of Arthur F. Noterman and Stephanie C. Sullivan, directors. The options vested on August 4, 2014, are exercisable through February 4, 2024, and had an aggregate grant date fair value of $320,000 each.

On March 5, 2014 we granted 3,000,000 options to Richard J. Sullivan, and 1,500,000 options to David A. Loppert, exercisable at $0.64 per share. The options vested on September 5, 2014. The options and had an aggregate grant date fair value of $1,920,000 and $960,000, respectively. Mr. Loppert retired on April 10, 2015 and as a result his 1,500,000 options were forfeited by their terms. Mr. Sullivan’s options are exercisable through March 5, 2024.

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

On December 8, 2014, we entered into a Securities Purchase Agreement (“Charter SPA”) with Charter 804CS Solutions, Inc. (“Charter”), an affiliate of Richard J. Sullivan, our Chairman and CEO, providing for the purchase of a Convertible Promissory Note in the principal amount of $37,500 (“Charter Note”). The Charter Note: contained a $1,500 original issue discount to cover legal fees such that the cash proceeds received on the closing of Charter Note was $36,000; bore interest at the rate of 8% per annum; was due and payable on December 8, 2015; and by amendment (the “Charter Amendment”) was convertible by Charter at any time after 180 days of the date of closing into shares of Company common stock at a fixed conversion price of $0.09 per share of Common Stock. The Charter Note was fully repaid in cash during 2015.

On December 8, 2014, we entered into a Securities Purchase Agreement (“Loppert SPA”) with David A. Loppert (“Loppert”), our then Financial Officer, providing for the purchase of a Convertible Promissory Note in the principal amount of $31,500 (“Loppert Note”). The Loppert Note: contained a $1,500 original issue discount to cover legal fees such that the cash proceeds received on the closing of the Loppert Note is $30,000; bore interest at the rate of 8% per annum; was due and payable on December 8, 2015; and was convertible by Loppert at any time after 180 days of the date of closing into shares of Company common stock at a conversion price of $0.09 per share of Common Stock. The Loppert Note was fully repaid in cash during 2015.

On March 7, 2015, we granted 1,000,000 restricted shares of our common stock to Gary A. Gray. The restricted stock vested on May 30, 2015 and had a grant date fair value of $40,000.

On April 1, 2015, we granted Jerome J. Gomolski options to acquire 500,000 shares of our common stock exercisable at $0.10 per share. The options vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016, expire on April 1, 2025 and had an aggregate grant date fair value of $50,000.

On April 20, 2015 we granted options to acquire 500,000 shares of our common stock exercisable at $0.14 per share to each of William J. Delgado, executive officer and director, and Arthur F. Noterman and Stephanie C. Sullivan, directors. The options vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016, are exercisable through March 31, 2025, and had an aggregate grant date fair value of $70,000 each.

On November 30, 2015, we granted to each of our executive officers, Jerome J. Gomolski and Gary A. Gray options to acquire 1,000,000 shares of our common stock exercisable at $0.006 per share. The options vested on the date of grant and expire on November 30, 2025 and had an aggregate grant date fair value of $50,000 each.

On December 9, 2015, we granted to Vox Equity Partners LLC options to acquire 4,000,000 shares of our common stock exercisable at $0.006 per share. The 4,000,000 options vested on the date of grant, expire on December 8, 2025 and had a grant date fair value of $24,000. Richard J. Sullivan is a co-founder of Vox Equity.

On December 15, 2015, we granted to each of William J. Delgado, executive officer and director, and Arthur F. Noterman and Stephanie C. Sullivan, directors options to acquire 750,000 shares of our common stock exercisable at $0.008 per share. The options vested on the date of grant and expire on December 14, 2025. The options had an aggregate grant date fair value of $6,000 each.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

Director Independence

Our board of directors consists of one director, William J. Delgado. Our securities are quoted on the OTC Markets Group, Pink No Information Tier, which does not have any director independence requirements. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues. Based on these standards, we have determined that our director is not an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table shows the fees for services provided by PMB, and Crow, Shields Bailey, PC (“CSB”), NACSV’s prior accounting firm, for the years ended December 31, 2015 and 2014:

Services	2015	2014
Audit fees – GDSI	$81,414	$45,300
Audit related fees	-	1,500
Tax fees	-	-
All other fees	-	-
Total GDSI fees paid to PMB	$81,414	$46,800
Audit Fees – NACSV paid to CSB	-	71,451
Total fees	$81,414	$118,251

Audit Fees

The aggregate audit fees billed and unbilled for the years ended December 31, 2015 and 2014 were for professional services rendered by PMB for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q. Fees paid to Crow, Shields Bailey, PC, NACSV’s prior accountants for December 31, 2013 and 2012 audit and for review the review of the June 15, 2014 financial statements.

Audit-Related Fees

The aggregate audit-related fees billed for the years ended December 31, 2015 and 2014 were for assistance with a registration statement.

Tax and Other Fees

The aggregate tax and other fees billed for the years ended December 31, 2015 and 2014 were for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns.

Pre-Approval Policies and Procedures

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

In its review of non-audit service and its appointment of PMB as our independent registered public accounting firm. Our Board considered whether the provision of such services is compatible with maintaining independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Purchase Agreement with Bronco Communications, LLC dated January 1, 2012 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
2.2	Amendment to Purchase Agreement with Bronco Communications, LLC dated October 15, 2012 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
2.3	Agreement of Merger and Plan of Reorganization with Airtronic USA, Inc dated October, 2012 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
2.4	First Amendment to Agreement of Merger and Plan of Reorganization with Airtronic, USA, Inc dated August 5, 2013 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
2.5
Equity Purchase Agreement with Brian A. Dekle, John Ramsey, GDSI Acquisition Corporation, Global Digital Solutions, Inc., and North American Custom Specialty Vehicle, LLC dated June 16, 2014 (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2014)

2.6
Share Purchase and Sale Agreement with Global Digital Solutions, Inc., Grupo Rontan Electro Metalurgica, S.A., Joao Alberto Bolzan and Jose Carlos Bolzan dated October 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 19, 2015)

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation dated August 28, 1995 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
3.2	Articles of Merger dated March 18, 2004 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
3.3	Certificate of Amendment to the Certificate of Incorporation dated August 06, 2013 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
3.4	Bylaws dated August 28, 1995 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
3.5	Certificate of Amendment to Certificate of Incorporation dated July 7, 2014 (incorporated by reference to our Current Report on Form 8-K filed on July 30, 2014)
3.6	Certificate of Amendment to Certificate of Incorporation dated May 18, 2015 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2015)
(10)	Material Agreements
10.1	Debtor in Possession Note Purchase Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
10.2	Secured Promissory Note with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
10.3	Security Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
10.4	Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated March, 2013 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
10.5	Second Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
10.6	Secured Promissory Note with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
10.7	Intellectual Property Security Agreement with an individual dated August 5, 2013 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
10.8	Promissory Note Purchase Agreement with Bay Acquisition, LLC dated December, 2012 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
10.9	Secured Promissory Note with an individual dated December, 2012 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)

10.10	Security Agreement with Bay Acquisition, LLC dated December, 2012 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
10.11	Warrant to Purchase Common Stock with an individual dated December, 2012 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
10.12	Amendment to Promissory Note Agreement with an individual dated May 6, 2013 (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
10.13	Subscription Agreement and Securities Purchase Agreement (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
10.14	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 10 filed on August 8, 2013)
10.15	Secured Promissory Note with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Current Report on Form 10-K filed on March 28, 2014)
10.16	Third Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Current Report on Form 10-K filed on March 28, 2014)
10.17	Investment Banking Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our Current Report on Form 10-K filed on March 28, 2014)
10.18	Addendum to Investment Bank Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our Current Report on Form S-1 filed on August 5, 2014)
10.19	2014 Equity Incentive Plan dated May 19, 2014 (incorporated by reference to our Current Report on Form S-1 filed on August 5, 2014)
10.20	Online Virtual Office Agreement dated August 19, 2013 (incorporated by reference to our Current Report on Form S-1 filed on August 5, 2014)
10.21	Restricted Stock Unit Agreement with Stephen L. Norris dated August 25, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed on August 25, 2014)
10.22	Securities Purchase Agreement with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.23	Convertible Redeemable Note with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.24	First Amendment to Convertible Redeemable Note with Charter 804CS Solutions, Inc dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.25	Securities Purchase Agreement with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.26	Convertible Redeemable Note with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.27	First Amendment to Convertible Redeemable Note dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2014)
10.28	Securities Purchase Agreement with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.29	Convertible Redeemable Note with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.30	Convertible Note with JSJ Investments Inc. dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.31	Securities Purchase Agreement with Adar Bays, LLC dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.32	Convertible Redeemable Note with Adar Bays dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.33	Convertible Note with JMJ Financial dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.34	Convertible Note with Vista Capital Investments, LLC dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.35	Securities Purchase Agreement with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)

10.36	Convertible Promissory Note with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.37	Securities Purchase Agreement with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.38	Convertible Note with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.39	Note Purchase Agreement with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.40	Convertible Promissory Note with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.41	Non Exclusive Agreement with Carter, Terry & Company dated December 18, 2014 (incorporated by reference to our Current Report on Form 10-K filed on March 30, 2015)
10.42	Securities Purchase Agreement with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Current Report on Form 10-Q filed on May 14, 2015)
10.43	Convertible Promissory Note with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Current Report on Form 10-Q filed on May 14, 2015)
10.44	Revenue Based Factoring Agreement with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.45	Security Agreement and Guarantee with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.46	Revenue Based Factoring Agreement with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.47	Security Agreement and Guarantee with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.48*	Settlement Agreement with an individual dated July 27, 2017
10.49*	Settlement Agreement with Power Up Lending Group, Ltd. dated December 21, 2017
10.50*	Repayment Agreement with JMJ Financial dated December 13, 2017
10.51*	Convertible Note Redemption Agreement dated December 12, 2017
10.52*	Exchange/Conversion Agreement with an individual dated August 15, 2016
10.53*	Promisorry Note with Dragon Acqusitions dated August 31, 2017
10.54*	Stock Purchase Agreement with Empire Relations Grou, Inc. dated August 16, 2017
10.55*	Prepaid Forward Purchase Agreement with Boies Flexner LLP dated December 22, 2017
10.56*	Demand Promisorry Note with Vox Business Trust, LLC dated December 19, 2017
(21)	Subsidiaries of the Registrant
21*	List of Subsidiaries
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIGITAL SOLUTIONS, INC.

By: /s/ William J. Delgado
William J. Delgado
Chief Executive Officer
Date: May 31, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ William J. Delgado	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 31, 2018
William J. Delgado

/s/ Jerome J. Gomolski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 31, 2018
Jerome J. Gomolski

/s/ William J. Delgado	Director, Executive Vice President	May 31, 2018
William J. Delgado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Global Digital Solutions, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Global Digital Solutions, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles usedand significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
May 31, 2018

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$2,944	$160,102
Accounts receivable, net	4,261	2,400
Inventory	-	57,877
Prepaid expenses	99,111	81,499
Total current assets	106,316	301,878

Property and equipment, net	4,920	9,040
Intangible assets		-
Deposits	2,415	2,882
Total assets	$113,651	$313,799

Liabilities and Shareholders' Deficiency
Current Liabilities
Accounts payable	$357,197	$281,726
Accrued expenses	197,300	197,576

Convertible notes payable, net of discount of $18,219	90,772
Due to factor, net of discount of $16,160	91,106
Notes payable	64,847	58,258
Convertible notes payable to related parties, net of discount		40,707
Derivative liability	270,080
Total current liabilities	801,222	578,268

Contingent liability	-	648,614

Total Liabilities	1,071,302	1,226,884

Commitments and Contingencies (Note 10)

Shareholders’ deficiency
Preferred stock, $0.001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 450,000,000 and 175,000,000 shares authorized, 530,806,571 and 108,291,855 shares issued and outstanding, respectively	$530,807	$108,293
Additional paid-in capital	28,578,926	27,956,677
Accumulated deficit	(30,667,384)	(28,978,054)
Total shareholders’ deficiency	(957,650)	(913,083)
Total liabilities and shareholders' deficiency	$113,652	$313,799

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

Revenue	$641,578	$395,022

Cost of revenue	581,746	662,307

Gross profit	59,832	(267,285)

Operating expenses
Selling, general and administrative expenses	1,796,506	10,326,618

Operating loss before other income (expense)	(1,736,674)	(10,584,267)

Other (income)/expense
Change in fair value of derivative liability	450,717	-
Goodwill impairment loss	-	1,156,192
Other income	(648,614)	-
Gain on extinguishment of debt	-	(387,642)
Loss on impairment of Intangible Assets	-	596,471
Loss on disposal of fixed assets	-	12,500
Finance Costs	397,859	-
Amortization of debt discount - Conv. NP	652,031	-
Amortization of debt discount - Conv. NP, RP	28,656	-
Amortization of debt discount - Factoring	20,540	-
Interest Income	-	(43,182)
Interest expense - Conv. NP, RP	51,468	19,585
Loss on writedown inventory	-	169,020
Total other income (expense)	952,657	1,353,924

Loss from operations before provision for income taxes	(2,689,331)	(12,116,847)

Provision for income taxes	-	-

Loss from operations	(2,689,331)	(12,116,847)

Loss from discontinued operations		(2,832)
Net loss	$(2,689,331)	$(12,119,679)

Loss per share - basic:
Loss from continuing operations	$(0.01)	$(0.12)
Loss from discontinued operations	-	-
Net loss	$(0.01)	$(0.12)

Weighted average shares outstanding:
Basic	208,438,345	101,755,501

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2013	-	$-	93,024,117	$93,025	$17,976,600	$(16,858,375)	-	1,211,250
Stock-based compensation expense	-	-	8,937,503	8,937	7,075,629			7,084,566
Common stock issued for acquisition of business			3,280,235	3,280	1,078,665			1,081,945
Shares or warrants issued for services	-	-	1,250,000	1,250	1,007,918			1,009,168
Common stock issued for services in connection with acquisitions	-	-	1,800,000	1,800	662,200			664,000
Stock subscription received	-	-			125,000			125,000
Beneficial conversion feature of convertible notes					30,665			30,665
Issued but not vested shares								-
Net loss	-	-				(12,119,679)		(10,961,298)
Balance, December 31, 2014	-	-	108,291,855	$108,292	$27,956,677	$(28,978,054)	$-	$(913,084)
Stock-based compensation expense	-	-	2,562,501	2,563	785,452			788,015
Common stock and warrants issued for services	-	-	587,925	588	68,470			69,058
Common Stock issued upon conversion of Convertible Notes Payable			419,364,290	419,364	109,801			529,165
Release of derivative liability upon conversion of notes					1,248,746			1,248,746
Issued but not vested shares								-
Beneficial conversion feature of convertible notes	-	-			9,780			9,780
Net loss	-	-				(2,689,331)		(2,689,331)
Balance, December 31, 2015	-	$-	530,806,571	$530,807	$30,178,926	$(31,667,385)	$-	$(957,652)

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
Operating Activities
Net loss	$(2,689,331)	$(12,119,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,010	80,694
Gain on extinguishment of debt	-	(387,642)
Loss on disposal of fixed assets	-	12,500
Goodwill impairment loss	-	1,156,192
Stock- based compensation expense	788,015	7,024,287
Common stock and warrants issued in payment of services	69,058	1,009,168
Non cash acquisition expense settled with shares	-	664,000
Non-cash discount on price of shares issued	-	65,572
Convertible debt discount amortization	-	2,011
Change in fair value of derivative liability	450,717
Non cash interest expense	-	11,696
Beneficial conversion feature of debt and warrant	9,780	-
Debt discount accretion	1,099,086
Non cash amortization of debt issuance costs	-
Accounts receivable	(1,861)	-
Inventory	57,877	-
Costs in excess of billings	-	570,787
Prepaid expenses	(17,613)	66,561
Accounts payable	75,471	151,193
Accrued expenses	26,959	34,129
Other Assets	467
Billings in excess of costs	-	13,631
Financed insurance policy	6,589	-
Contingent consideration payable	(648,614)	-
Net cash used in operating activities	(767,389)	(1,644,899)

Investing Activities
Repayment of Loans From Airtronic USA, Inc.		1,465,874
Payment for NACSV, net of cash acquired	-	(276,329)
Capital expenditures	(1,890)	-
Deposits		(2,684)
Net cash provided by (used in) investing activities	(1,890)	1,186,861

Financing Activities
Proceeds from notes payable	-	162,242
Payments on notes payable	-	(376,939)
Proceeds from convertible notes	670,250	-
Payment on convertible notes	(59,331)	(150,000)
Proceeds from factor	109,000
Repayments to factor	(38,434)
Non Cash Acquisition		348,613
Payment on related party convertible notes	(69,363)
Net cash provided by (used in) financing activities	612,122	108,916

Net increase (decrease) in cash and cash equivalents	(157,158)	(349,122)
Cash and cash equivalents at beginning of year	160,102	509,224

Cash and cash equivalents at end of period	$2,944	$160,102
	-	-
Supplementary disclosure of cash flow information	-
Cash paid during the year for:	-
Interest	$13,048	$5,878
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities	-	-
Purchase of NACSV with common shares	$-	$1,081,945
Debt settled with shares of common stock	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc., Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. On May 1, 2012, we made the decision to wind down our operations in the telecommunications area and to refocus our efforts in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013 we were actively involved in managing Airtronic USA, Inc., and effective as of June 16, 2014 we acquired North American Custom Specialty Vehicles (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas.

Effective October 13, 2015, the Company (as “Purchaser”) entered into the SPSA dated October 8, 2015 with Joao Alberto Bolzan and Jose Carlos Bolzan, both Brazilian residents (collectively, the “Sellers”) and Grupo Rontan Electro Metalurgica, S.A., a limited liability company duly organized and existing under the laws of Federative Republic of Brazil (“Rontan”) (collectively, the “Parties”), pursuant to which the Sellers agreed to sell 100% of the issued and outstanding shares of Rontan to the Purchaser on the closing date (the “Rontan Transaction”).

On January 31, 2018, we announced that we initiated a lawsuit for damages against Grupo Rontan Metalurgica, S. A, (“Rontan”) and that company’s controlling shareholders, Joao Alberto Bolzan and Jose Carlos Bolzan. We have engaged the law firm of Boies Schiller Flexner LLP to represent us in this action. The case will be handled by William Isaacson of the firm’s Washington office and Carlos Sires of the firm’s Fort Lauderdale office. The action has been filed in the United States District Court for the Southern District of Florida. The complaint alleges that Rontan is wholly-owned by Joao Bolzan and Jose Bolzan. In the complaint, we further allege that Rontan and its shareholders improperly terminated a Share Purchase and Sale Agreement (the “SPA”) by which we were to acquire whole ownership of Rontan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the year ended December 31, 2015 we incurred a net loss of $2,689,331 and used net cash of $767,390 to fund operating activities. At December 31, 2015, we had cash and cash equivalents of $2,944, an accumulated deficit of $31,667,384, a working capital deficit of $694,906 and stockholders’ deficit of $957,651. We have funded our activities to date almost exclusively from equity and debt financings.

Our cash position is critically deficient, and payments essential to our ability to operate are not being made in the ordinary course. Failure to raise capital in the coming days to fund our operations and failure to generate positive cash flow to fund such operations in the future will have a material adverse effect on our financial condition. These factors raise substantial doubt about our ability to continue as a going concern.

We are in default under the terms of our loan agreements, as more fully discussed in Note 8. We need to raise additional funds immediately and continue to raise funds until we begin to generate sufficient cash from operations, and we may not be able to obtain the necessary financing on acceptable terms, or at all.

We will continue to require substantial funds to continue development of our core business. Management’s plans in order to meet our operating cash flow requirements include financing activities such as private placements of common stock, and issuances of debt and convertible debt instruments, and the establishment of strategic relationships which we expect will lead to the generation of additional revenue or acquisition opportunities.

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue acquisitions, and raise the funds necessary to complete such acquisitions. The outcome of these matters cannot be predicted at this time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, NACSV, GDSI Florida, LLC and Global Digital Solutions, LLC, dba GDSI International. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2015 and 2014, cash and cash equivalents, consisting of cash in bank, were $2,944 and $160,102, respectively.

Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Allowance for doubtful accounts was $104,085 at December 31, 2014. We did not have an allowance for doubtful accounts at December 31, 2015, due to a significant decrease in accounts receivable.

Prepaid expenses

Prepaid expenses consist primarily of prepaid insurance totaling $99,111 and $81,499 at December 31, 2015 and 2014, respectively, which is amortized on a straight-line basis over the policy period.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in ASC 820, "Fair Value Measurements and Disclosures," fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

● Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

● Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

● Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Derivative Financial Instruments

During the year ended December 31, 2015, we issued convertible notes payable to third parties, which contain variable conversion options allowing the holders to convert the notes payable into shares of our common stock at discounts ranging from 39% to 40%. Each of these notes is more fully described in Note 7.

We account for these conversion options embedded in the convertible notes payable to third parties in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC’) 815, “Derivatives and Hedging”. Subtopic ASC 815-15, Embedded Derivatives generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free standing derivative financial instruments. Derivative liabilities are recognized in the consolidated balance sheet at fair value as Derivative Liabilities and based on the criteria specified in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Equity. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes pricing model and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as Change in Fair Value – Derivatives in the consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting, as applicable. Derivative instrument liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument would be required within twelve months of the balance sheet date.

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Year ended December 31,
	2015	2014
Convertible notes and accrued interest	48,513,147	766,666
Stock options	16,100,000	5,840,000
Warrants	2,500,000	4,250,000
Vested but unissued restricted stock awards	375,000	2,187,503
Restricted stock units	1,000,000	-
Price protection	-	1,854,838
Potentially dilutive securities	68,488,147	14,899,007

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, deferred tax asset and valuation allowance, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Contingent consideration for business acquisitions

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. At each reporting date, the contingent consideration obligation is revalued to its estimated fair value and changes in fair value subsequent to the acquisition are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. Currently, we operate in only one reporting unit. Our goodwill arose from our acquisition of NACSV in June 2014, as more fully discussed in Note 2. Intangible assets deemed to have an indefinite life such as goodwill are not amortized, but instead are reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2015 and 2014, other than goodwill in 2014, we had no intangible assets with indefinite lives. We tested our goodwill for impairment during the fourth quarter of 2014 as a part of our annual business planning cycle. Goodwill is also tested between testing dates if an impairment condition or event is determined to have occurred. As a result of our annual assessment in 2014, we determined that the implied value of our existing goodwill was nil and, therefore, we recorded a $1,156,192 goodwill impairment charge in the fourth quarter of 2014. In performing our assessment, we placed emphasis on the estimated future cash flows from NACSV’s operations, which had declined from our initial expectations in part due to recent changes in its senior management, changes in the customer base, and the reduction in the existing backlog of customer orders. We based our valuation on the income valuation approach using a discounted cash flow model.

At December 31, 2014 and during the first quarter of 2015, we had one other intangible asset consisting of customer relationships, which arose from our acquisition of NACSV and was being amortized over its expected economic life of five years. The life was determined based upon the expected use of the asset, and other contractual provisions associated with the asset, the estimated average life of NACSV’s products, the stability of the industry, and other factors deemed appropriate. We continually evaluated whether events or circumstances occurred that indicated the remaining estimated useful life of our customer relationships asset may warrant revision or that the remaining balance of such asset may not be recoverable. We used an estimate of the related discounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Based on our valuation during the first quarter of 2015, we determined that the value of the customer relationships was fully impaired, as more fully discussed in Note 4.

See Note 4 for more information regarding goodwill and intangible assets.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and classified as a discount to the related loan and amortized on a straight-line basis over the term of the related loan. The amortization of deferred financing costs is included in interest expense. The Company recognized $652,031 and $5,011 of expense related to the amortization of deferred financing costs during the years ended December 31, 2015 and 2014, respectively.

Inventory

Inventory at December 31, 2014 consists of the in-progress mobile command units and is stated at the lower of cost (first-in, first-out) or market. We did not have any inventory at December 31, 2015. We order inventory/components upon receipt of a signed purchase order from a customer.

	December 31,
	2015	2014
Trailer Inventory	$-	$187,881
Work-in-process	-	57,877
Less: Reserve for inventory loss	-	(187,881)
Total	$-	$57,877

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with accounting standards for “Accounting for Derivative Instruments and Hedging Activities.”

Accounting standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Original issue discounts (“OID”) under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company is currently evaluating the impact that the implementation of ASU 2014-09 will have on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is not early adopting ASU 2014-15. The Company is currently evaluating the impact that the implementation of ASU 2014-15 will have on the Company’s financial statements, and the actual impact will be dependent upon the Company’s liquidity and the nature or significance of future events or conditions that exist upon adopting the updated standard.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. Under ASU 2015-03, the costs of issuing debt will no longer be recorded as an intangible asset, except when incurred before receipt of the funding from the associated debt liability. Rather, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. The Company does not expect that the adoption of ASU 2015-03 will have a material impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. ASU 2015-05 provides guidance to entities about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, entities should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, entities should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10, to determine the asset acquired in a software licensing arrangement. For public companies, ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company does not expect that the adoption of ASU 2015-05 will have a material impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. ASU 2015-17 provides guidance on balance sheet classification of deferred taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. For public companies, ASU 2015-17 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company does not expect that the adoption of ASU 2015-17 will have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, or ASU 2016-02. The new guidance requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. For public companies, ASU 2016-02 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, and early adoption is permitted. The Company does not expect that the adoption of ASU 2016-02 will have a material impact on its financial statements.

NOTE 2 - ACQUISITIONS

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

Under the purchase method of accounting, the purchase price of the Acquisition was allocated to NACSV’s net tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values as of the date of the completion of the Acquisition, as follows:

Cash and cash equivalents	$135,425
Accounts receivable, net	370,481
Inventory	73,140
Prepaid Expenses	26,004
Costs in excess of billings	570,787
Property and equipment, net	68,157
Customer relationships	668,940
Goodwill	1,156,192
Total assets acquired	3,069,126

Accounts payable and accrued liabilities	37,811
Notes payable	304,605
Billings in excess of costs	13,631
Total liabilities assumed	356,047
Total purchase price	$2,713,079

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

The results of operations of NACSV are included in the Company’s consolidated statements of operations from the date of the acquisition of June 16, 2014, including approximately $205,700 of revenue and approximately $317,000 of net loss for the year ended December 31, 2014. The following unaudited supplemental pro forma information assumes that the Acquisition had occurred as of January 1, 2014:

2014 (Unaudited)
Revenues	$2,658,798
Net loss from continuing operations	$(11,255,057)
Net loss per share from continuing operations	$(0.11)

              The unaudited pro forma financial information is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the dates indicated or that may result in the future.

Share Purchase and Sale Agreement for Acquisition of Grupo Rontan Electro Metalurgica, S.A.

Effective October 13, 2015, the Company (as “Purchaser”) entered into the SPSA dated October 8, 2015 with Joao Alberto Bolzan and Jose Carlos Bolzan, both Brazilian residents (collectively, the “Sellers”) and Grupo Rontan Electro Metalurgica, S.A., a limited liability company duly organized and existing under the laws of Federative Republic of Brazil (“Rontan”) (collectively, the “Parties”), pursuant to which the Sellers agreed to sell 100% of the issued and outstanding shares of Rontan to the Purchaser on the closing date.

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

Under the terms of a Finders Fees Agreement dated April 14, 2014, we have agreed to pay RLT Consulting Inc., a related party, a fee of 2% (two percent) of the Transaction Value, as defined in the agreement, of Rontan upon closing. The fee is payable one-half in cash and one-half in shares of our common stock.

Specific conditions to closing consist of:

a)
Purchaser’s receipt of written limited assurance of an unqualified opinion with respect to Rontan’s audited financial statements for the years ended December 31, 2013 and 2014 (the “Opinion”);
b)
The commitment of sufficient investment by General American Capital Partners LLC (the “Institutional Investor”), in the Purchaser following receipt of the Opinion;
c)
The accuracy of each Parties’ representations and warranties contained in the SPSA;
d)
The continued operation of Rontan’s business in the ordinary course;
e)
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
f)
Rontan shall enter into employment or consulting service agreements with key employees and advisors identified by the Purchaser, including Rontan’s Chief Executive Officer; and
g)
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

Subsequent to December 31, 2015, on April 1, 2016, we believed that we had satisfied or otherwise waived the conditions to closing (as disclosed under the SPSA, the closing was subject to specific conditions to closing, which were waivable by us,) and advised the Sellers of our intention to close the SPSA and demanded delivery of the Rontan Securities. The Sellers, however, notified us that they intend to terminate the SPSA. We believe that the Sellers had no right to terminate the SPSA and that notice of termination by the Sellers was not permitted under the terms of the SPSA.

On January 31, 2018, we announced that we initiated a lawsuit for damages against Grupo Rontan Metalurgica, S. A, (“Rontan”) and that company’s controlling shareholders, Joao Alberto Bolzan and Jose Carlos Bolzan. The action has been filed in the United States District Court for the Southern District of Florida. The complaint alleges that Rontan is wholly-owned by Joao Bolzan and Jose Bolzan. In the complaint, we further allege that Rontan and its shareholders improperly terminated a Share Purchase and Sale Agreement (the “SPA”) by which we were to acquire whole ownership of Rontan.

On February 5, 2018, United States District Court Southern District of Florida filed a Pretrial Scheduling Order and Order Referring Case to Mediation dated February 5, 2018 for the Company’s lawsuit against Grupo Rontan Electro Metalurgica, S.A., et al. The Case No. is 18-80106-Civ-Middlebrooks/Brannon. The court has issued a schedule outlining various documents and responses that are to be delivered by the parties as part of the discovery plan.

NOTE 4 - INVENTORY

Inventory consists of the following:

	December 31,
	2015	2014
Trailer Inventory	$-	$187,881
Work-in-process	-	57,877
Less: Reserve for inventory loss	-	(187,881)
Total	$-	$57,877

We had established a reserve for inventory loss for $187,881 of trailer inventory on hand at NACSV at December 31, 2014. Pursuant to the terms of the Equity Purchase Agreement between the Company and the NACSV sellers, all of the proceeds from the sale of this inventory were to be paid to the NACSV sellers and thus the Company’s net realizable value on this inventory, which was sold during the year ended December 31, 2015, was zero. The Company orders inventory/components when it receives a signed purchase order from its customer.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

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

December 31, 2014
Beginning balance	$-
Acquired goodwill (see Note 2)	1,156,192
Goodwill impairment loss	(1,156,192)
Ending balance	$-

Intangible Asset

At December 31, 2014, we had an intangible asset of $596,471, which was comprised of customer relationships. The customer relationships arose from the Acquisition, as more fully discussed in Note 2. Based on valuation for the year ending December 31, 2014, we determined that the remaining value of the customer relationships of $596,471 was impaired. Therefore, we recorded an intangible asset impairment loss of $596,471, which is included as a component of our selling, general and administrative expenses in the statement of operations for the year ended December 31, 2014. This was due in part to the lack of revenue from sales of NACSV’s products during the year ending December 31, 2104, as well as to our expectations regarding future estimated discounted cash flows attributable to such asset. We have filed legal proceedings against the sellers of NACSV as more fully discussed in Note 10. We believe that certain misrepresentations were made to us regarding the business prospects of NACSV. In addition to the legal issue discussed in Note 10, we intend to pursue additional legal remedies related to NACSV’s business prospects.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts:
	Year ended December 31,
	2015	2014
Accrued compensation to executive officers and employees	$151,565	$189,487
Accrued professional fees	45,735	6,220
Accrued expenses due to related parties	-	1,871
Total accrued expenses	$197,300	$197,578

NOTE 7 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at December 31, 2015 and December 31, 2014. The following table sets forth our Level 3 liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2015 and December 31, 2014.

	Year ended December 31,
	2015	2014
Liabilities:	$-	$-
Recurring: Embedded derivative liabilities of convertible notes	270,080	-
Recurring: Liability for stock options	-	-
Recurring: Contingent Consideration	$270,080	$-

The following is a summary of activity of Level 3 liabilities during the year ended December 31, 2015:

	Embedded Derivative Liabilities of Convertible Notes	Contingent Consideration
Balance at December 31, 2014	$-	$648,615
Initial fair value of embedded derivative liabilities of convertible notes payable issued during 2015	1,068,109	-
Change in fair value	(798,029)	(92,962)
Reductions in EPA due to overvaluation of assets	-	(149,108)
Increase in amount owed to Dekle per EPA Potter County Sale	-	(406,545)
Recurring: Contingent Consideration	$270,080	$-

Embedded Derivative Liabilities of Convertible Notes

The initial fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 0.08%; expected life -.49 years: volatility - 339%; dividend rate – 0%. At December 31, 2015, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 0.16%; term - .25 years; volatility - 224%; dividend rate – 0%.

Liability for Stock Options

The stock options giving rise to the liability for stock options were granted on December 9, 2015. At December 9, 2015 and December 31, 2015, the fair value of the liability for stock options was estimated using the Black Scholes Merton (“BSM”) pricing model with the following weighted-average inputs: risk free interest rate – 1.6%; term - .5 years; volatility - 273%; dividend rate – 0%.

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

As of December 31, 2015 and December 31, 2014, contingent consideration included in liabilities on the consolidated balance sheet totaled $0 and $648,614, respectively. After further developments, we have reserved $370,340 to increase amount owed to Dekle per the EPA Potter County Sale, We have filed legal proceedings against the sellers of NACSV as more fully discussed in Note 10.

Carrying Value of Other Current Assets and Other Current Liabilities

The Company’s management considers the carrying values of other current assets and other current liabilities to approximate fair values primarily due to their short-term nature.

NOTE 8 – NOTE PAYABLE

Convertible Notes Payable with Embedded Derivative Liabilities (Conversion Options)

During the year ended December 31, 2015, we entered into nine convertible notes payable with embedded derivative liabilities (conversion options) with an aggregate principal balance of $670,250. At December 31, 2015, two of these notes were outstanding as follows:

December 31, 2015
Convertible note payable for $78,750 to LG Capital Funding, LLC (“LG Capital”) dated January 16, 2015, due January 16, 2016, of which $38,829 was repaid by conversion as of December 31, 2015, bearing interest at the rate of 8% per annum. Note may be converted by LG Capital into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. (1) (3)	$39,921

Convertible note payable for $250,000 to JMJ Financial (“JMJ”) of which $82,500 was deemed funded on January 28, 2015 and $27,500 was deemed funded on April 20, 2015, of which $40,930 was repaid by conversion as of December 31, 2015. The note was issued with an original issue discount of 10% of amounts funded. The principal amount matures 24 months from the date of each funding, had a one-time 12% interest charge as it was not repaid within 90 days of the effective date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trade price in the 25 trading days prior to conversion. JMJ has the option to finance additional amounts up to the balance of the $250,000 during the term of the note. (1) (2)
$69,070
Total convertible notes payable with embedded derivative liability	$108,991

(1)	The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date.

(2)	We have classified this note as current due to our expectation to convert the note on a current basis.

(3)
Note was due on January 16, 2016. We have not yet repaid this note and it is, therefore, in default. We have also not maintained the required number of shares of our common stock in reserve for this note as more fully discussed below.

Under the terms of the two convertible promissory notes outstanding at December 31, 2015, we are required to maintain a minimum number of shares of our common stock in reserve for conversions. In the case of the note with JMJ, the reserve amount is set at 26,650,000 shares of our common stock. However, under the terms of the note with LG Capital we are required to maintain a minimum share reserve equal to four times the potential number of shares of our common stock issuable upon conversion, or 66,204,427 shares at December 31, 2015. As a result of declines in the fair value of our common stock, we did not have sufficient authorized shares to maintain this required four times share reserve at December 31, 2015. Accordingly, the note holder had the right to accelerate the payment due (approximately $43,033 of principal and interest was due at December 31, 2015). In addition, they have the right to require that additional shares and/or monies be paid in connection with this technical default. At December 31, 2015, we have not accrued any penalties or penalty interest associated with this note, nor have we been notified by the lender of a technical default. Because the conversion prices vary with changes in the value of our common stock, the number of shares into which the outstanding notes payable and accrued interest are convertible will continue to vary, which may result in additional technical defaults if the price of our common stock decreases. As soon as we are able, we intend to request shareholder approval to increase the number of authorized shares of our common stock in order to satisfy our obligations to maintain sufficient authorized share reserves under the terms of our convertible notes. In addition, the two outstanding convertible notes also contain certain representations, warranties, covenants and other events of default, including in the case of one of the notes maintaining our common stock listing on the OTCQB exchange.

At inception the total estimated fair value of the embedded derivative liability associated with the conversion options of all nine such convertible notes payable issued during 2015 was $1,068,109 of which $798,029 was classified as a debt discount and amortized under the effective interest method during the year ended December 31, 2015, and $652,031 was immediately recognized as interest expense upon issuance, as it exceeded the principal balance of the related notes. During 2015, we recognized a gain on the change in the fair value of the derivative liability of $798,029. During 2015, we issued 419,364,293 shares of our common stock upon conversions of principal and accrued interest totaling $529,166. We also used $59,000 of proceeds from a revenue based factoring agreement to repay in cash two of the convertible notes payable. The factoring agreement is more fully discussed below.

Revenue Based Factoring Agreements

During the year ended December 31, 2015, we entered into two revenue based factoring agreements as follows:

December 31, 2015
Factoring agreement with Power Up Lending Group, Ltd. (“Power Up”) dated October 1, 2015, purchase price was $59,000. Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $76,700 is paid in full. A daily repayment amount of $457 is required to be made and is credited against the specified percentage due. As of December 31, 2015, we paid $21,458 of the daily specified repayments and we had not made $9,588 of payments that were due. At December 31, 2015, $12,748 of deferred interest expense related to this agreement is included in current assets. (1) (2) (3)
$55,242

Factoring agreement with Power Up dated October 23, 2015, purchase price was $50,000. Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $69,000 is paid in full. A daily repayment amount of $548 is required to be made and is credited against the specified percentage due. As of December 31, 2015, we paid $16,976 of the daily specified repayments and we had not made $10,952 of payments that were due. At December 31, 2015, $14,326 of deferred interest expense related to this agreement is included in current assets. (2) (3)
$52,024
Total due to factor	$107,266

(1)	We used the purchase price proceeds to satisfy in full the obligations under two convertible notes payable with embedded derivative liabilities.

(2)
The agreement contains certain protections against default, including prohibiting NACSV from changing its arrangement with its bank in any way that is adverse to Power Up and NACSV interrupting the operation of its business, among others. Events of default include: (i) the violation of any term or covenant under the agreement, (ii) the failure of NACSV to pay its debts when due and (iii) the transfer or sale of all or substantially all of NACSV’s asset, amount others.

(3)
We are currently in default under the terms of the two factoring agreements as we have not made the specified daily repayment amounts aggregating $20,540 and $107,266 as of December 31, 2015 and April 9, 2016, respectively, among other items. At December 31, 2015, we have not accrued any penalties or interest that might be due as a result of the defaults.

Notes Payable

Notes payable at December 31, 2015 and 2014 consist of the following:

	Collateral	Interest	Monthly		December 31,
Type	(if any)	Rate	Payments	Maturity	2015	2014
Premium finance agreement	None	5.10%	$10,507	June-2016	$61,809	$-
Premium finance agreement	None	9.25%	$3,414	January-2016	$3,037	$-
Premium finance agreement	None	5.00%	$9,862	Jun-15	$-	$58,258
Total notes payable					$64,948	$58,258

Convertible Notes Payable to Related Parties

Convertible notes payable to related parties at December 31, 2014 consist of the following (we did not have convertible notes payable to related parties at December 31, 2015):

December 31, 2014
Convertible note payable to an entity controlled by our Chairman and CEO, bore interest at 8% per annum, due December 8, 2016. After June 6, 2015, at the option of the holder, principal plus accrued interest was convertible into shares of our common stock at $0.09 per share. The note was fully repaid in cash during 2015	$37,500
Convertible note payable to our former Chief Financial Officer (“CFO”), bore interest at 8% per annum, due December 8, 2016. After June 6, 2015, at the option of the holder, principal plus accrued interest was convertible into shares of our common stock at $0.09 per share. The note was fully repaid in cash during 2015. (1)	31,500
69,000
Add: Accrued interest	363
Less: Unamortized debt discount	(28,656)
Convertible notes payable to related parties	$40,707

(1)	We used the purchase price proceeds to satisfy in full the obligations under two convertible notes payable with embedded derivative liabilities.

The 8% convertible notes payable to related parties was convertible into common stock at the rate of $0.09 per share. The Company determined that the conversion feature was considered a beneficial conversion feature and determined its value to be $30,667 as of December 8, 2014, which the Company recorded as a debt discount to the notes. As a result of the repayment of the notes in 2015, $22,170 of the unamortized debt discount was recorded as a loss on extinguishment of debt in the year ended December 31, 2015.

NOTE 9 – DERIVATIVE LIABILITY

Derivative Liability- Debt

The fair value of the described embedded derivative on all convertible debt was valued at $270,080 and $0 at December 31, 2015 and 2014, respectively, which was determined using the following assumptions:

December 31, 2015
Dividend yield:	0%
Term	.25 year
Volatility	224%
Risk free rate:	0.16%

For the year ended December 31, 2017, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $798,029.

During the year ended December 31, 2017, the Company reclassed derivative liability of $1,248,746 to additional paid in capital on conversion of a convertible note.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2015 and 2014:

Derivative
Liability (convertible
promissory notes)
Balance, December 31, 2014	$-
Initial fair value at note issuances	670,250
Fair value of liability at note conversion	397,859
Mark-to-market at December 31, 2015	(798,029)
Balance, December 31, 2015
$270,080

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

In response to the Company’s and NACSV's motion to dismiss, Dekle and Ramsay filed an amended complaint on March 2, 2015 seeking specific performance and alleging breach of contract, violations of Security and Exchange Commission (“SEC”) Rule 10b-5, and violations of the Alabama Securities Act. The amended complaint also names the Company’s Chairman, President, and CEO, Richard J. Sullivan (“Sullivan”), as a defendant. On March 17, 2015, the Company, NACSV and Sullivan filed a motion to dismiss the amended complaint seeking dismissal for failure to state valid causes of action, for lack of personal jurisdiction, or alternatively to transfer the case to the United States District Court in and for the Middle District of Florida. Dekle and Ramsay responded on March 31, 2015, and the Company filed its response thereto on April 7, 2015.

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

On July 27, 2017, the Company and Dekle and Ramsay came to a Settlement Agreement. The Company and the plaintiff came to the following agreements:

vi.
Judgment is due to be entered against the Company in the amount of $300,000 if the sum of $20,000 as noted in iv is not paid.
vii.
The Company grants the plaintiffs vehicles and trailers in connection to this proceeding.
viii.
The Company will assist the plaintiffs in obtaining possession of the said vehicles.
ix.
The Company will pay the plaintiffs the sum of $20,000.
The $20,000 settlement was paid in August 2017

Global Digital Solutions, Inc. et. al. v. Communications Laboratories, Inc., et. al.

On January 19, 2015 the Company and NACSV filed suit against Communications Laboratories, Inc., ComLabs Global, LLC, Roland Lussier, Brian Dekle, John Ramsay and Wallace Bailey for conversion and breach of contract in a dispute over the payment of a $300,000 account receivable that ComLabs owed to NACSV but sent payment directly to Brian Dekle. The case was filed in the Eighteenth Judicial Circuit in and for Brevard County Florida, case no. 05-2015-CA-012250. On February 18, 2015 (i) defendants Communications Laboratories, Inc., ComLabs Global, LLC and Roland Lussier and (ii) defendant Wallace Bailey filed their respective motions to dismiss seeking, among other things, dismissal for failure to state valid causes of action, lumping and failure to post a non-resident bond. On February 26, 2015, defendants Dekle and Ramsay filed their motion to dismiss, or stay action, based on already existing litigation between the parties. NACSV filed its required bond on March 2, 2015.

PowerUp Lending Group, LTD., v. North American Custom Specialty Vehicle, Inc. et.al

On September 13, 2017 Power Up received a default judgment against the Company in the amount of $109,302.00. The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018 the company has paid the entire amount.

Securities and Exchange Commission v. Global Digital Solutions, Inc., Richard J. Sullivan and David A. Loppert United States District Court for the Southern District of Florida, Case No. 9:16-cv-81413-RLR

On August 11, 2016, the Securities and Exchange Commission (“SEC”) filed suit in the United States District Court for the Southern District of Florida against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”) and David A. Loppert (“Loppert”) to enjoin GDSI; Sullivan, GDSI’s former Chairman and CEO; and Loppert, GDSI’s former CFO from alleged further violations of the anti-fraud and reporting provisions of the federal securities laws, and against Sullivan and Loppert from alleged further violations of the certification provisions of the federal securities laws.

On October 12, 2016, Defendant GDSI filed its First Answer to the Complaint. On November 9, 2016, Defendant Sullivan filed a Letter with the Court denying all allegations regarding the case. On December 15, 2016, the SEC filed a Motion for Judgment and Notice of Filing of Consent of Defendant Loppert to entry of Final Judgment by the SEC. On December 19, 2016, the Court entered an order granting the SEC’s Motion for Judgment as to Defendant Loppert. On December 21, 2016, the SEC filed a Notice of Settlement as entered into by it and Defendants GDSI and Sullivan. On December 23, 2016, the Court entered an Order staying the case and directing the Clerk of the Court to close the case for statistical purposes per the December 21, 2016 Notice of Settlement. On March 7, 2017, the SEC moved for a Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant GDSI to Entry of Judgment by the SEC. On March 13, 2017, the Judge signed the Judgment as to Defendant GDSI and it was entered on the Court’s docket. On April 6, 2017, the SEC moved for a final Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant Sullivan. On April 10, 2017, the Judge signed the final Judgment as to Defendant Sullivan and it was entered on the Court’s docket. On December 21, 2017, the SEC moved for a final Judgment and Notice of Filing Consent of Defendant GDSI to Entry of Final Judgment. On January 2, 2018, the Judge signed the Final Judgment as to Defendant GDSI and it was entered on the Court’s docket.

Adrian Lopez, Derivatively and on behalf of Global Digital Solutions, Inc. v. William J. Delgado, Richard J. Sullivan, David A. Loppert, Jerome J. Gomolski, Stephanie C. Sullivan, Arthur F. Noterman, and Stephen L. Norris United States District Court for the District of New Jersey, Case No. 3:17-cv-03468-PGS-LHG

On September 19, 2016, Adrian Lopez, derivatively, and on behalf of Global Digital Solutions, Inc., filed an action in New Jersey Superior Court sitting Mercer County, General Equity Division. That action was administratively dismissed for failure to prosecute. Plaintiff Lopez, through his counsel, filed a motion to reinstate the matter on the general equity calendar on or about February 10, 2017. The Court granted the motion unopposed on or about April 16, 2017. On May 15, 2017, Defendant William Delgado (“Delgado”) filed a Notice of Removal of Case No. C-70-16 from the Mercer County Superior Court of New Jersey to the United States District Court for the District of New Jersey. On May 19, 2017, Defendant Delgado filed a First Motion to Dismiss for Lack of Jurisdiction. On May 20, 2017, Defendant David A. Loppert (“Loppert”) filed a Motion to Dismiss for Lack of (Personal) Jurisdiction. On June 14, 2017, Plaintiff Adrian Lopez (“Lopez”) filed a First Motion to Remand the Action back to State Court. On June 29, 2017, Defendant Delgado filed a Memorandum of Law in Response and Reply to the Memorandum of Law in Support of Plaintiff’s Motion to Remand and in Response to Defendants’ Delgado’s and Loppert’s Motions to Dismiss. On January 1, 16, 2018, a Memorandum and Order granting Plaintiff’s Motion to Remand the case back to the Mercer County Superior Court of New Jersey was signed by the Judge and entered on the Docket. Defendants Delgado and Loppert’s Motions to Dismiss were denied as moot. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. The Court held a hearing on the motions to dismiss and consolidate. Jurisdictional discovery was ordered. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint.

Adrian Lopez v. Global Digital Solutions, Inc. and William J. Delgado Superior Court of New Jersey, Chancery Division, Mercer County, Equity Part, Docket No. MER-L-002126-17

On September 28, 2017, Plaintiff Adrian Lopez (“Lopez”) brought an action against Global Digital Solutions, Inc. (“GDSI”) and William J. Delgado (“Delgado”) to compel a meeting of the stockholders of Global Digital Solutions, Inc. pursuant to Section 2.02 of GDSI’s Bylaws and New Jersey Revised Statute § 14A:5-2. On October 27, 2017, Defendants GDSI and Delgado filed a Motion to Stay the Proceeding. On November 24, 2017, Plaintiff filed an Objection to Defendants’ Motion to Stay the Proceeding. On January 19, 2018, Defendants’ Motion to Stay the Proceeding was denied. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint.

Jeff Hull, Individually and on Behalf of All Others Similarly Situated v. Global Digital Solutions, Inc., Richard J. Sullivan, David A. Loppert, William J. Delgado, Arthur F. Noterman and Stephanie C. Sullivan United States District Court, District of New Jersey (Trenton), Case No. 3:16-cv-05153-FLW-TJB

On August 24, 2016, Jeff Hull, Individually and on Behalf of All Others Similarly Situated (“Hull”) filed suit in the United States District Court for the District of New Jersey against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”), David A. Loppert (“Loppert”), William J. Delgado (“Delgado”), Arthur F. Noterman (“Noterman”) and Stephanie C. Sullivan (“Stephanie Sullivan”) seeking to recover compensable damages caused by Defendants’ alleged violations of federal securities laws and to pursue remedies under the Securities Exchange Act of 1934. On January 18, 2018, pursuant to the Court’s December 19, 2017 Order granting Plaintiff Hull leave to file an amended Complaint, Plaintiff Hull filed a Second Amended Complaint against Defendants. On February 8, 2018, Defendants GDSI and Delgado filed a Second Motion to Dismiss the Complaint. On February 8, 2018, Defendant Loppert filed a Motion for Extension of Time to File an Answer. On February 13, 2018, Defendant Loppert filed a Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 20, 2018, Plaintiff Michael Perry (“Perry”) filed a Brief in Opposition to Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint and to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 26, 2018, Defendants GDSI and Delgado filed a Reply Brief to Plaintiff Michael Perry’s Brief in Opposition to their Motion to Dismiss the Second Amended Complaint. On February 26, 2018, Defendant Loppert filed a Response in Support of Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint. On March 12, 2018, Defendant Loppert filed a Reply Brief to Plaintiff Perry’s Brief in Opposition to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. To date, the Court has not issued a decision as to aforementioned Motions. Global Digital Solutions, Inc. and William J. Delgado intend to continue to vigorously defend against the claims asserted by Jeff Hull, Individually and on Behalf of All Others Similarly Situated.

In the Matter of Global Digital Solutions, Inc., Administrative Proceeding File No. 3-18325. Administrative Proceeding Before the Securities and Exchange Commission.

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact.

Securities and Exchange Commission v. Global Digital Solutions, Inc., Richard J. Sullivan and David A. Loppert United States District Court for the Southern District of Florida, Case No. 9:16-cv-81413-RLR

On August 11, 2016, the Securities and Exchange Commission (“SEC”) filed suit in the United States District Court for the Southern District of Florida against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”) and David A. Loppert (“Loppert”) to enjoin GDSI; Sullivan, GDSI’s former Chairman and CEO; and Loppert, GDSI’s former CFO from alleged further violations of the anti-fraud and reporting provisions of the federal securities laws, and against Sullivan and Loppert from alleged further violations of the certification provisions of the federal securities laws.

On October 12, 2016, Defendant GDSI filed its First Answer to the Complaint. On November 9, 2016, Defendant Sullivan filed a Letter with the Court denying all allegations regarding the case. On December 15, 2016, the SEC filed a Motion for Judgment and Notice of Filing of Consent of Defendant Loppert to entry of Final Judgment by the SEC. On December 19, 2016, the Court entered an order granting the SEC’s Motion for Judgment as to Defendant Loppert. On December 21, 2016, the SEC filed a Notice of Settlement as entered into by it and Defendants GDSI and Sullivan. On December 23, 2016, the Court entered an Order staying the case and directing the Clerk of the Court to close the case for statistical purposes per the December 21, 2016 Notice of Settlement. On March 7, 2017, the SEC moved for a Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant GDSI to Entry of Judgment by the SEC. On March 13, 2017, the Judge signed the Judgment as to Defendant GDSI and it was entered on the Court’s docket. On April 6, 2017, the SEC moved for a final Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant Sullivan. On April 10, 2017, the Judge signed the final Judgment as to Defendant Sullivan and it was entered on the Court’s docket. On December 21, 2017, the SEC moved for a final Judgment and Notice of Filing Consent of Defendant GDSI to Entry of Final Judgment. On January 2, 2018, the Judge signed the Final Judgment as to Defendant GDSI and it was entered on the Court’s docket. The amount of the judgement is One Hundred Thousand Dollars ($100,000.00) plus interest.

PMB Helin Donovan, LLP vs. Global Digital Solutions, Inc. in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Docket No.: 50-2017-CA-011937-XXXX-MB

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000) of which the first payment of Ten Thousand Dollars ($10,000.00) has been paid.

Jennifer Carroll vs. Global Digital Solutions, Inc., North American Custom Specialty Vehicles, Inc., in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”) and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000) plus fees of Thirteen Thousand Three Hundred Fifty Three Dollars Forty Four Cents ($13,353.44) and costs of Six Hundred Twenty Four Dollars Thirty Cents ($624.30).

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At December 31, 2015 and 2014, no shares of preferred stock were outstanding.

Common Stock

We are authorized to issue 650,000,000 shares of common stock, $0.001 par value per share. At December 31, 2015 and 2014, 530,806,571 and 108,291,855 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively

Common Stock Warrant

We have issued warrants, which are fully vested and available for exercise, as follows:

Class of Warrant	Issued in connection with or for	Number Outstanding	Exercise Price	Date of Issue	Date Vest	Date of Expiration
A-2	Services	1,000,000	$0.15	May, 2013	May, 2014	May, 2018
A-3	Services	500,000	$0.50	June, 2013	June, 2014	June, 2018
A-4	Services	1,000,000	$1.00	October, 2013	October, 2013	October, 2016

We recognized compensation costs of $604,168 related to the amortization of the fair value of the warrants in the year ended December 31, 2014. At December 31, 2014 the fair value of warrants had been fully amortized.

All warrants are exercisable at any time through the date of expiration. All agreements provides for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis.

The following is a summary of outstanding and exercisable warrants at December 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 12/31/15	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/15	Weighted Average Exercise Price
$0.15	1,000,000	2.3	$0.15	1,000,000	$0.15
$0.50	500,000	2.5	$0.50	500,000	$0.50
$1.00	1,000,000.8		$1.00	1,000,000	$1.00
$0.56	2,500,000	1.90	$0.37	2,500,000	$0.56

The intrinsic value of warrants outstanding at December 31, 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

We determined the value of warrants issued using the following valuation amounts:

Warrant	Fair Value	Dividend Yield	Volatility	Contractual Lives (Yrs.)	Risk-Free Rate
A-2	$300,000	0.00%	593.00%	5.0	0.84%
A-3	$250,000	0.00%	598.12%	5.0	1.20%
A-4	$800,000	0.00%	647.97%	3.0	0.64%

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

Stock-based compensation expense for the years ended December 31, 2015 and 2014 is comprised as follows:

	2015	2014
Fair value expense of stock option grants	$308,143	$3,527,620
Fair value expense of restricted stock unit grants	51,520	785,452
Fair value expense of restricted stock grants	419,789	2,703,997
	$779,679	$7,075,629

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At December 31, 2015, we have outstanding 16,100,000 stock options - 14,116,668 of which are fully-vested stock options that were granted to directors, officers and consultants and 1,983,332 of which are unvested stock options that were granted to directors, employees and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025.

Issuances of Stock Options

Effective as of April 10, 2015, David A. Loppert retired as our CFO and as an officer of the Company and we appointed Jerome J. Gomolski as our CFO. In connection with his appointment as our CFO, on April 1, 2015, Mr. Gomolski was granted stock options to acquire 500,000 shares of our common stock pursuant to the Plan. The options have an exercise price of $0.10 per share, vest one-third on each of October, 1 2015, April 1, 2016 and October 1, 2016, expire on April 1, 2025 and had an aggregate grant date fair value of $50,000.

On April 1, 2015, we granted stock options to acquire 300,000 shares of our common stock to each of two consultants. The options have an exercise price of $0.10 per share, vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016 and expire on March 31, 2025. The options had an aggregate grant date fair value of $30,000 each.

On April 20, 2015 we granted options to acquire 500,000 shares of our common stock exercisable at $0.14 per share to each of William J. Delgado, executive officer and director, and Arthur F. Noterman and Stephanie C. Sullivan, directors. The options vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016, are exercisable through March 31, 2025, and had an aggregate grant date fair value of $70,000 each.

On May 8, 2015, we granted stock options to acquire an aggregate of 300,000 shares of our common stock to four employees. The options have an exercise price of $0.08 per share, vested ratably over a three-year period, expire ten years from the date of grant and had an aggregate grant date fair value of $24,000.

On November 30, 2015, we granted to each of our executive officers, Jerome J. Gomolski and Gary A. Gray, and to an employee options to acquire 1,000,000 shares of our common stock exercisable at $0.006 per share. The options vested on the date of grant and expire on November 30, 2025 and had an aggregate grant date fair value of $50,000 each.

On December 9, 2015, we granted to Vox Equity Partners LLC options to acquire 4,000,000 shares of our common stock exercisable at $0.006 per share. The 4,000,000 options vested on the date of grant, expire on December 8, 2025 and had a grant date fair value of $24,000. Richard J. Sullivan is a co-founder of Vox Equity.

 On December 15, 2015, we granted to each of William J. Delgado, executive officer and director, and Arthur F. Noterman and Stephanie C. Sullivan, directors options to acquire 750,000 shares of our common stock exercisable at $0.008 per share. The options vested on the date of grant and expire on December 14, 2025. The options had an aggregate grant date fair value of $6,000 each.

A summary of the stock option activity for our stock options plans for year ended December 31, 2015 is as follows:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding December 31, 2014	5,840,000	$0.61	9.6	-
Options granted	12,150,000	0.03	9.7	-
Options exercised	-			-
Options forfeited	(1,890,000)	(0.53)	-	-
Outstanding December 31, 2015	16,100,000	0.18	-	-
Exercisable at December 31 2015	14,116,668	$0.19	9.4	-

We account for our stock-based compensation plans in accordance with ASC 718-10. Under the provisions of ASC 718-10, the fair value of each stock option is estimated on the date of grant using a BSM option-pricing formula, and amortizing that value to expense over the expected performance or service periods using the straight-line attribution method. The fair value of the stock options issued during the year ended December 31, 2015 was estimated using the BSM pricing model with the following weighted-average inputs: risk free interest rate of 1.5%; expected term of 5.08 years: volatility of 352.5% and dividend rate of 0%. The weighted average values of the assumptions used to value the options granted in the year ended December 31, 2014 were as follows: risk-free interest rates of 1.83%; expected term of 10 years; expected volatility of 684.6% and expected dividend yield of 0%. The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is estimated based on the historical volatility of the Company’s common stock. The risk free interest rate is estimated based on the U.S. Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. The expected dividend yield is 0% based on the fact that we have never paid dividends and have no present intention to pay dividends.

During the years ended December 31, 2015 and 2014, we recorded stock-based compensation cost related to the outstanding stock options of $308,143 and $3,527,620, respectively. At December 31, 2015, the unamortized value of the outstanding stock options was $91,847. The intrinsic value of options outstanding at December 31, 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

During the year ended December 31, 2015, 390,000 stock options that had not yet vested were forfeited and 1,500,000 vested stock options granted to Mr. Loppert, our former CFO, were forfeited by their terms.

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

A summary of RSU’s outstanding as of December 31, 2015 and changes during the year then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Nonvested at December 31, 2014	-	-	-
Issued	13,000,000	$0.28	$0.00
Vested	-	-	-
Forfeited	(12,000,000)	(0.30)	-
Nonvested at December 31, 2015	1,000,000	$(0.10)	$0.00

We recorded stock-based compensation expense related to these RSU’s of $51,747 and $1,112,934 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $35,317 of total unrecognized stock-based compensation expense related to 1 million unvested RSU’s that will be recognized on a straight-line basis over the performance periods of the award through December 2017. The aggregate intrinsic value of nonvested RSU’s was $0 at December 31, 2015.

Restricted Stock Grants

On March 7, 2015, we granted 1,000,000 restricted shares of our common stock to Gary A. Gray, our Executive Vice President. The restricted stock vested on May 30, 2015 and had a grant date fair value of $40,000.

On March 7, 2015, we granted 500,000 restricted shares of our common stock to an employee. The restricted stock vested on May 30, 2015 and had a grant date fair value of $20,000.

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

					December 31, 2015
Name	Date ofGrant	Number of Shares	Vest from	Vest To	Vested	Unvested	Forfeited

Edwin J. Wang	4/17/13	1,250,000	4/30/13	3/31/14	1,250,000	-	-
	4/17/13	1,250,000	2/28/14	1/31/15	1,250,000	-	-
	2/4/14	1,500,000	2/4/14	1/31/15	1,500,000	-	-

Jennifer S. Carroll	4/17/13	1,250,000	4/30/13	3/31/14	1,250,000	-	-
	4/17/13	1,250,000	2/28/14	1/31/15	1,250,000	-	-

Mathew Kelley	4/17/13	1,250,000	4/30/13	3/31/14	1,250,000	-	-
	4/17/13	1,250,000	2/28/14	1/31/15	1,250,000	-	-

Scott Brown (1)	9/9/13	1,500,000	9/1/13	8/31/14	-	-	1,500,000

Richard J. Feldman	4/30/14	500,000	4/30/14	3/30/15	500,000	-	-
		500,000	4/30/15	3/30/16	375,000	125,000

Thomas W. Janes (2)	5/7/14	500,000	5/7/14	4/30/14	-	-	500,000

Gary Gray	3/7/15	1,000,000	3/7/15	5/30/15	1,000,000

Ross Trevino	3/7/15	500,000	3/7/15	5/30/15	500,000
		13,500,000			11,375,000	125,000	2,000,000

(1)	Mr. Brown resigned from the advisory board in June 2014. Since he had not been an advisor for the minimum period, the shares had not vested, were forfeited, returned to treasury and cancelled.

(2)	Forfeited in September 2014 upon termination as an advisor.

A summary of restricted stock grants outstanding as of December 31, 2014 and 2015, and the changes during the twelve months then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2013	4,965,774	-	0.00
Granted	6,750,000	$0.33
Vested	(8,653,274)
Forfeited	(2000,000)
Nonvested at December 31, 2014	1,062,500	0.40	$0.00
Granted	1,500,000	$0.04
Vested	(2,437,500)	(0.17)
Forfeited	-	-	-
Nonvested at December 31, 2015	125,000	$0.46	$0.00

We recorded stock-based compensation expense related to these restricted stock grants of $419,789 and $3,047,012 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 there was $57,497 of total unrecognized stock-based compensation expense related to a nonvested restricted stock grant that will be recognized through March 2016. The aggregate intrinsic value of the nonvested restricted stock grant was $0 at December 31, 2015.

NOTE 12 – INCOME TAXES

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2015 and 2014 consist as follows:

	2015	2014
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(5.5)%	(3.6)%
Permanent differences	(2.9)	4.3%
Valuation allowance	42.4%	33.3%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are summarized below.

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,741,000	$709,000
Derivative liability	170,000	--
Accrued expenses and reserves	--	216,000
Stock based compensation	100,000	892,000
Transaction costs	--	(12,000)
Total deferred tax asset	2,011,000	3,805,000
Valuation allowance	(2,011,000)	(3,805,000)
	$-	$-

As of December 31, 2015, the Company had approximately $4,627,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance decreased by $1,346,000 in the year ended December 31, 2015.

The Company has reviewed all income tax positions taken or that are expected to be taken for all open years and determined that their income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2011 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of January 1, 2015, there were had no unrecognized tax benefits, or any tax related interest or penalties.

The Company files income tax returns in the U.S. federal jurisdiction and the various states in which they operate. The former members of NACSV are required to file separate federal and state tax returns for NACSV for the periods prior to our acquisition of NACSV. The Company files consolidated tax returns for subsequent periods. The Company has not yet filed their U.S. federal and certain state tax returns for 2015 and currently do not have any examinations ongoing. Tax returns for the years 2012 onwards are subject to federal, state or local examinations.

NOTE 13 – ACQUISITION OF AIRTRONIC AND NOTE RECEIVABLE FROM AIRTRONIC

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

NOTE 14 – DISCONTINUED OPERATIONS

In January 2012, we acquired 51% of Bronco Communications LLC. We subsequently discontinued the operations of Bronco and disposed of its remaining assets in January 2013 although we were responsible for contract oversight, which was concluded in June 2014. In accordance with ASC Topic 205, Presentation of Financial Statements - Discontinued Operation, we have presented the loss from discontinued operations in the consolidated statement of operations, which loss consisted of general and administrative expenses of $2,832 for the year ended December 31, 2014.

NOTE 15 – RELATED PARTY TRANSACTIONS

Accounts Payable

At December 31, 2015 and 2014, included in accounts payable were compensation owed to our senior management totaling $50,614 and $11,778, respectively.

Convertible Notes Payable to Related Parties

During the year ended December 31, 2014, we issued convertible notes payable to an affiliate of our Chairman and CEO, and to our then CFO. These notes, which were repaid in 2015, are further discussed in Note 7.

See also Note 6 for accrued expenses due to related parties and Note 11 for a discussion of restricted stock and stock option grants during 2015.

NOTE 16 – CUSTOMER CONCENTRATIONS

The Company had revenue from two customers in the year ended December 31, 2015 and three customers in the year ended December 31, 2014 that were greater than 10% of total revenue:

	Year Ended December 31, 2015
	Amount	% of Total Revenue
Customer 1	$350,000	58.3
Customer 2	$250,000	41.7

	Year Ended December 31, 2014
	Amount	% of Total Revenue
Customer 1	$161,994	61.3
Customer 2	$102,462	38.7

Accounts receivable at December 31, 2015 and 2014 were $4,261 and $302,400, respectively. The balance at December 31, 2014 was net of an allowance for doubtful account of $104,085. One customer accounted for 100.0% and 99.2% of the balances at December 31, 2015 and 2014, respectively.

NOTE 17 – SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events after the balance sheet date of December 31, 2015 through the date this Annual Report on Form 10-K is issued to ensure that this filing includes appropriate disclosure of events, both recognized in the financial statements as of December 31, 2015 and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements and except as described below:

On August 15, 2016, William J. Delgado, our current Chief Executive Officer, agreed to convert $231,565 of indebtedness owed to him by the Company into 1,000,000 shares of convertible preferred stock (the “Preferred Stock”). The Preferred Stock has voting rights as to one (1) preferred share to four hundred (400) shares of our common stock. The Preferred Stock is also convertible to common stock at any time into 37% of the outstanding common stock of the Company at the time of the conversion. The conversion to common can only take place when there are an adequate number of shares that are available and is subject to normal stock adjustments (i.e. stock splits etc.) that are executed by the company in its normal course of business.

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company.

From February 9, 2018 to March 13, 2018, the Company issued 28,653,334 shares of common stock as follows:

Date Issued	Recipient	Number of Shares	Purpose of Issuance	Value of Shares	Amount Received
February 9, 2018	Accredited Investor	4,320,000	Purchase Agreement	$0.012	$12,096
February 9, 2018	Consultant	333,334	Services	$0.012	N/A
February 21, 2018	Consultant	5,000,000	Services	$0.012	N/A
March 13, 2018	Consultant	5,000,000	Purchase Agreement	$0.004	$20,000
March 13, 2018	Consultant	5,000,000	Services	$0.012	N/A
March 13, 2018	Consultant	9,000,000	Services	$0.012	N/A

On May 15, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years.

On May 31, 2018, the Company entered into a $300,000 non-convertible note with an accredited investor with $150,000 original issue discount for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01.