Form 10-Q
period 2016-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2018-06-13
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 13, 2018, there were 559,084,905 shares of the registrant’s common stock outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
Assets	(Unaudited)
Current Assets
Cash	$156	$2,944
Accounts receivable	4,261	4,261
Prepaid expenses	24,472	99,111
Total current assets	28,889	106,316

Property and equipment, net of accumulated depreciation of $24,463 and $19,543	-	4,920
Deposits	2,415	2,415
Total assets	$31,304	$113,651

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$461,061	$357,198
Accrued expenses	193,977	197,300
Accrued interest	21,278	-
Convertible notes payable, net of disounts of $2,223 and $18,219, respectively	106,768	90,772
Due to factor, net of discount of $0 and $16,160, respectively	107,266	91,106
Financed insurance policy	11,187	64,847
Derivative liability	211,895	270,080
Total current liabilities	1,113,432	1,071,303

Total Liabilities	1,113,432	1,071,303

Commitments and Contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 650,000,000 and 650,000,000 shares authorized, 530,806,571 and 530,806,571 shares issued and outstanding	530,807	530,807
Additional paid-in capital	30,104,601	30,178,926
Accumulated deficit	(31,717,536)	(31,667,385)
Total stockholders’ deficit	(1,082,128)	(957,652)
Total liabilities and stockholders' deficit	$31,304	$113,651

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31
	2016	2015
		(Restated)
Revenue	$13,079	$3,313

Cost of revenue	-	59,556

Gross profit (loss)	13,079	(56,243)

Operating expenses
Selling, general and administrative expenses	83,804	595,760

Operating loss before other income(expense)	(70,725)	(652,003)

Other (income)/expense
Change in fair market value of derivatives	(58,185)	1,118,287
Other Income	-	(162,159)
Finance Costs	-	576,280
Amortization of debt discount - Convertible Notes Payable	15,997	52,825
Amortization of debt discount - Factoring	16,160	-
Interest expense	5,454	55,782
Total other (income)/expense	(20,574)	1,641,015

Loss before provision for income taxes	(50,151)	(2,293,018)

Provision for income taxes	-	-

Net loss	$(50,151)	$(2,293,018)

Loss per common share - basic	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic	530,806,571	111,142,281

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
		(Restated)
Operating Activities
Net loss	$(50,151)	$(2,372,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,920	4,016
Stock- based compensation expense	(74,325)	223,212
Common stock and warrants issued in payment of services	-	61,559
Amortization of debt discount	32,157	-
Change in fair value of derivative liability	(58,185)	598,176
Fair value of derivative at inception	-	1,025,157
Non cash interest expense	-	(12,576)
Changes in operating assets and liabilities:
Accounts receivable	-	(913)
Inventory	-	57,877
Prepaid expenses	74,639	(1,603)
Accounts payable	103,862	(20,232)
Accrued expenses	17,955	(3,461)
Other Assets	-	7,756
Financed insurance policy	(53,660)
Contingent consideration payable	-	(280,461)
Net cash used in operating activities	(2,788)	(714,116)

Investing Activities
Capital expenditures	-	(1,890)
Net cash provided used in investing activities	-	(1,890)

Financing Activities
Payments on notes payable	-	(2,547)
Proceeds from convertible notes	-	730,036
Payment on convertible notes	-	(16,640)
Net cash provided by financing activities	-	710,849

Net decrease in cash and cash equivalents	(2,788)	(5,157)
Cash at beginning of period	2,944	160,102

Cash at end of period	$156	$154,945

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$13,048
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc. (“the Company”, “we”), Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. On May 1, 2012, we made the decision to wind down our operations in the telecommunications area and to refocus our efforts in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013 we were actively involved in managing Airtronic USA, Inc., and effective as of June 16, 2014 we acquired North American Custom Specialty Vehicles (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the three months ended March 31, 2016 we incurred a net loss of $50,151 and used net cash of $2,788 to fund operating activities. At March 31, 2016, we had cash of $156, an accumulated deficit of $31,717,536, a working capital deficit of $1,084,543 and stockholders’ deficit of $1,082,128. We have funded our activities to date almost exclusively from equity and debt financings.

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

We are in default under the terms of our loan agreements, as more fully discussed in Note 5. We need to raise additional funds immediately and continue to raise funds until we begin to generate sufficient cash from operations, and we may not be able to obtain the necessary financing on acceptable terms, or at all.

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

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million (Note 9).

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2016 and 2015 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on May 31, 2018.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Revenue Recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount to be paid by the customer is fixed or determinable; and (4) the collection of such amount is probable. The Company records revenue when it is realizable and earned upon shipment of the finished products or when the service has been provided

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in ASC 820, "Fair Value Measurements and Disclosures," fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

● Level 1 – Quoted prices in active markets for identical assets or liabilities

● Level 2 –Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly

● Level 3 – Significant unobservable inputs that cannot be corroborated by market data.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended
	March 31, 2016	March 31, 2015

Convertible notes and accrued interest	38,631,377	21,596,075
Stock options	14,116,668	5,500,000
Warrants	2,500,000	4,250,000
Restricted stock units	--	1,558,823
Price protection	-	1,354,838
Potentially dilutive securities	55,248,045	34,259,736

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the derivative valuation, deferred tax asset and valuation allowance, and assumptions used in Black-Scholes-Merton, or BSM, or other valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Inventory

The Company orders inventory/components upon receipt of a signed purchase order from a customer. The Company did not have any inventory at March 31, 2016 or December 31, 2015.

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

NOTE 3 – ACCRUED EXPENSES

As of March 31, 2016 and December 31, 2015, accrued expenses consist of the following amounts:

	March 31, 2016	December 31, 2015
Accrued compensation to executive officers and employees	$174,477	$177,800
Accrued professional fees	19,500	19,500
Accrued expenses due to related parties	-	-
Total accrued expenses	$193,977	$197,300

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2016 and December 31, 2015. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the three months ended March 31, 2016:

Derivative liability balance at December 31, 2015	$270,080
Change in fair value	(58,185)
Balance at March 31, 2016	$211,895

At March 31, 2016, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 0.21%; term - .25 years; volatility – 234.6%; dividend rate – 0%.

Carrying Value of Other Current Assets and Other Current Liabilities

The Company’s management considers the carrying values of other current assets and other current liabilities to approximate fair values primarily due to their short-term nature.

NOTE 5 – NOTE PAYABLE

Convertible Notes Payable with Embedded Derivative Liabilities (Conversion Options)

	March 31, 2016	December 31, 2015
Convertible note payable for $78,750 to LG Capital Funding, LLC (“LG Capital”) dated January 16, 2015, due January 16, 2016, of which $38,829 was repaid by conversion as of December 31, 2015, bearing interest at the rate of 8% per annum. Note may be converted by LG Capital into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. (1) (2)	$39,921	$39,921

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
	$69,070	$69,070
Total convertible notes payable with embedded derivative liability	$108,991	$108,991

(1)	The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date.

(2)
Note was due on January 16, 2016. We have not yet repaid this note and it is, therefore, in default. We have also not maintained the required number of shares of our common stock in reserve for this note as more fully discussed below.

Under the terms of the two convertible promissory notes outstanding at March 31, 2016 and December 31, 2015, we are required to maintain a minimum number of shares of our common stock in reserve for conversions. In the case of the note with JMJ, the reserve amount is set at 26,650,000 shares of our common stock. However, under the terms of the note with LG Capital we are required to maintain a minimum share reserve equal to four times the potential number of shares of our common stock issuable upon conversion, or 66,204,427 shares at March 31, 2016. As a result of declines in the fair value of our common stock, we did not have sufficient authorized shares to maintain this required four times share reserve at March 31, 2016. Accordingly, the note holder had the right to accelerate the payment due (approximately $43,033 of principal and interest was due at December 31, 2015). In addition, they have the right to require that additional shares and/or monies be paid in connection with this technical default. At March 31,2016, we have not accrued any penalties or penalty interest associated with this note, nor have we been notified by the lender of a technical default. Because the conversion prices vary with changes in the value of our common stock, the number of shares into which the outstanding notes payable and accrued interest are convertible will continue to vary, which may result in additional technical defaults if the price of our common stock decreases. In addition, the two outstanding convertible notes also contain certain representations, warranties, covenants and other events of default, including in the case of one of the notes maintaining our common stock listing on the OTCQB exchange.

Revenue Based Factoring Agreements

During the year ended December 31, 2015, we entered into two revenue based factoring agreements, with balances as of March 31, 2016 and December 31, 2015 as follows:

Factoring agreement with Power Up Lending Group, Ltd. (“Power Up”) dated October 1, 2015, purchase price was $59,000. Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $76,700 is paid in full. A daily repayment amount of $457 is required to be made and is credited against the specified percentage due. As of December 31, 2015, we paid $21,458 of the daily specified repayments and we had not made $9,588 of payments that were due. At March 31, 2016, $12,748 of deferred interest expense related to this agreement is included in current assets. (1) (2) (3)
$55,242

Factoring agreement with Power Up dated October 23, 2015, purchase price was $50,000. Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $69,000 is paid in full. A daily repayment amount of $548 is required to be made and is credited against the specified percentage due. As of December 31, 2015, we paid $16,976 of the daily specified repayments and we had not made $10,952 of payments that were due. At March 31, 2016, $14,326 of deferred interest expense related to this agreement is included in current assets. (2) (3)
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

(3)
We are currently in default under the terms of the two factoring agreements as we have not made the specified daily repayment amounts aggregating $20,540 and $107,266 as of December 31, 2015 and April 9, 2016, respectively, among other items. At March 31, 2016, and December 31, 2015, we have not accrued any penalties or interest that might be due as a result of the defaults.

Notes Payable

Notes payable at March 31, 2016 and 2015 consist of the following:

	Collateral	Interest	Monthly		March 31,	December 31,
Type	(if any)	Rate	Payments	Maturity	2016	2015
Premium finance agreement	None	5.10%	$10,507	June-2016	$8,150	$61,810
Premium finance agreement	None	9.25%	$3,414	January-2016	$3,037	$3,037
Total notes payable					$11,187	$64,847

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings in the ordinary course of our business, and our management cannot predict the ultimate outcome of these legal proceedings with certainty. The Company is plaintiff or defendant in the following actions:

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

On July 27, 2017, the Company and Dekle and Ramsay came to a Settlement Agreement. The Company and the plantiff came to the following agreements:

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

Jeff Hull, Individually and on Behalf of All Others Similarly Situated v. Global Digital Solutions, Inc., Richard J. Sullivan, David A. Loppert, William J. Delgado, Arthur F. Noterman and Stephanie C. Sullivan United States District Court, District of New Jersey (Trenton), Case No. 3:16-cv-05153-FLW-TJB

On August 24, 2016, Jeff Hull, Individually and on Behalf of All Others Similarly Situated (“Hull”) filed suit in the United States District Court for the District of New Jersey against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”), David A. Loppert (“Loppert”), William J. Delgado (“Delgado”), Arthur F. Noterman (“Noterman”) and Stephanie C. Sullivan (“Stephanie Sullivan”) seeking to recover compensable damages caused by Defendants’ alleged violations of federal securities laws and to pursue remedies under the Securities Exchange Act of 1934. On January 18, 2018, pursuant to the Court’s December 19, 2017 Order granting Plaintiff Hull leave to file an amended Complaint, Plaintiff Hull filed a Second Amended Complaint against Defendants. On February 8, 2018, Defendants GDSI and Delgado filed a Second Motion to Dismiss the Complaint. On February 8, 2018, Defendant Loppert filed a Motion for Extension of Time to File an Answer. On February 13, 2018, Defendant Loppert filed a Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 20, 2018, Plaintiff Michael Perry (“Perry”) filed a Brief in Opposition to Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint and to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 26, 2018, Defendants GDSI and Delgado filed a Reply Brief to Plaintiff Michael Perry’s Brief in Opposition to their Motion to Dismiss the Second Amended Complaint. On February 26, 2018, Defendant Loppert filed a Response in Support of Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint. On March 12, 2018, Defendant Loppert filed a Reply Brief to Plaintiff Perry’s Brief in Opposition to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. To date, the Court has not issued a decision as to aforementioned Motions. Global Digital Solutions, Inc. and William J. Delgado intend to continue to vigorously defend against the claims asserted by Jeff Hull, Individually and on Behalf of All Others Similarly Situated. The Company believes the likelihood of an unfavorable outcome of the dispute is remote.

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

Adrian Lopez, Derivatively and on behalf of Global Digital Solutions, Inc. v. William J. Delgado, Richard J. Sullivan, David A. Loppert, Jerome J. Gomolski, Stephanie C. Sullivan, Arthur F. Noterman, and Stephen L. Norris United States District Court for the District of New Jersey, Case No. 3:17-cv-03468-PGS-LHG

On September 19, 2016, Adrian Lopez, derivatively, and on behalf of Global Digital Solutions, Inc., filed an action in New Jersey Superior Court sitting Mercer County, General Equity Division. That action was administratively dismissed for failure to prosecute. Plaintiff Lopez, through his counsel, filed a motion to reinstate the matter on the general equity calendar on or about February 10, 2017. The Court granted the motion unopposed on or about April 16, 2017. On May 15, 2017, Defendant William Delgado (“Delgado”) filed a Notice of Removal of Case No. C-70-16 from the Mercer County Superior Court of New Jersey to the United States District Court for the District of New Jersey. On May 19, 2017, Defendant Delgado filed a First Motion to Dismiss for Lack of Jurisdiction. On May 20, 2017, Defendant David A. Loppert (“Loppert”) filed a Motion to Dismiss for Lack of (Personal) Jurisdiction. On June 14, 2017, Plaintiff Adrian Lopez (“Lopez”) filed a First Motion to Remand the Action back to State Court. On June 29, 2017, Defendant Delgado filed a Memorandum of Law in Response and Reply to the Memorandum of Law in Support of Plaintiff’s Motion to Remand and in Response to Defendants’ Delgado’s and Loppert’s Motions to Dismiss. On January 1, 16, 2018, a Memorandum and Order granting Plaintiff’s Motion to Remand the case back to the Mercer County Superior Court of New Jersey was signed by the Judge and entered on the Docket. Defendants Delgado and Loppert’s Motions to Dismiss were denied as moot. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. The Court held a hearing on the motions to dismiss and consolidate. Juriisidctional discovery was ordered. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint.The Company believes the likelihood of an unfavorable outcome of the dispute is remote.

Adrian Lopez v. Global Digital Solutions, Inc. and William J. Delgado Superior Court of New Jersey, Chancery Division, Mercer County, Equity Part, Docket No. MER-L-002126-17

On September 28, 2017, Plaintiff Adrian Lopez (“Lopez”) brought an action against Global Digital Solutions, Inc. (“GDSI”) and William J. Delgado (“Delgado”) to compel a meeting of the stockholders of Global Digital Solutions, Inc. pursuant to Section 2.02 of GDSI’s Bylaws and New Jersey Revised Statute § 14A:5-2. On October 27, 2017, Defendants GDSI and Delgado filed a Motion to Stay the Proceeding. On November 24, 2017, Plaintiff filed an Objection to Defendants’ Motion to Stay the Proceeding. On January 19, 2018, Defendants’ Motion to Stay the Proceeding was denied. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint.The Company believes the likelihood of an unfavorable outcome of the dispute is remote.

In the Matter of GLOBAL DIGITAL SOLUTIONS, INC., ADMINISTRATIVE PROCEEDING File No. 3-18325. Administrative Proceeding Before the Securities and Exchange Commission.

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. The Company believes the likelihood of an unfavorable outcome of the dispute is reasonably possible, but is not able to reasonably estimate a range of potential loss, should the outcome be unfavorable

PMB HELIN DONOVAN, LLP vs. GLOBAL DIGITAL SOLUTIONS, INC. IN THE CIRCUIT COURT FOR THE 15TH JUDICIAL CIRCUIT lN AND FOR PALM BEACH COUNTY, FLORIDA, Docket No.: 50-2017-CA-011937-XXXX-MB

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000.00) of which the first payment of Ten Thousand Dollars ($10,000.00) has been paid.

JENNIFER CARROLL, vs. GLOBAL DIGITAL SOLUTIONS, INC., NORTH AMERICAN CUSTOM SPECIALTY VEHICLES, INC., IN THE CIRCUIT COURT FOR THE 15TH JUDICIAL CIRCUIT lN AND FOR PALM BEACH COUNTY, FLORIDA, CASE NO.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”) and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000.00) plus fees of Thirteen Thousand Three Hundred Fifty Three Dollars Forty Four Cents ($13,353.44) and costs of six hundred twenty four dollars thirty cents ($624.30).

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At March 31, 2016 and December 31, 2015, we had no shares of preferred stock outstanding.

Common Stock

We are authorized to issue 650,000,000 shares of common stock, $0.001 par value per share. At March 31, 2016 and December 31, 2015, 530,806,571 and 530,806,571 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively.

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

The following is a summary of outstanding and exercisable warrants at March 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 3/31/16	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 3/31/16	Weighted Average Exercise Price
$0.15	1,000,000	1.3	$0.15	1,000,000	$0.15
$0.50	500,000	1.5	$0.50	500,000	$0.50
$0.15 to 0.50	1,500,000	1.40	$0.63	1,500,000	$0.63

The intrinsic value of warrants outstanding at March 31, 2016 and 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

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

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 is comprised as follows:

	2016	2015
Fair value expense of stock option grants	$(22,578)	$-
Fair value expense of restricted stock unit grants	(51,747)	12,936
Fair value expense of restricted stock grants	-	208,280
	$(74,325)	$221,216

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At March 31, 2016, we have outstanding 13,116,668 stock options, which are fully-vested stock options that were granted to directors, officers and consultants and 0 of which are unvested stock options that were granted to directors, employees and consultants. At December 31, 2015, we had outstanding 15,100,000 stock options - 13,116,668 of which are fully-vested stock options that were granted to directors, officers and consultants and 983,332 of which are unvested stock options that were granted to directors, employees and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025. During 2016 the 983,332 unvested stock options were either forfeited due to employees leaving the Company, or cancelled by the Board due to performance levels not being met.

Issuances of Stock Options

Effective as of April 10, 2015, David A. Loppert retired as our CFO and as an officer of the Company and we appointed Jerome J. Gomolski as our CFO. In connection with his appointment as our CFO, on April 1, 2015, Mr. Gomolski was granted stock options to acquire 500,000 shares of our common stock pursuant to the Plan. The options have an exercise price of $0.10 per share, vest one-third on each of October, 1 2015, April 1, 2016 and October 1, 2016, expire on April 1, 2025 and had an aggregate grant date fair value of $50,000, which will be recognized as compensation as the options vest. During 2016, the unvested stock options were cancelled, and no further stock compensation was recognized.

On April 1, 2015, we granted stock options to acquire 300,000 shares of our common stock to each of two consultants. The options have an exercise price of $0.10 per share, vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016 and expire on March 31, 2025. The options had an aggregate grant date fair value of $30,000 each, which will be recognized as compensation as the options vest. During 2016, the unvested stock options were cancelled, and no further stock compensation was recognized.

On April 20, 2015 we granted options to acquire 500,000 shares of our common stock exercisable at $0.14 per share to each of William J. Delgado, executive officer and director, and Arthur F. Noterman and Stephanie C. Sullivan, directors. The options vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016, are exercisable through March 31, 2025, and had an aggregate grant date fair value of $70,000 each which will be recognized as compensation as the options vest. During 2016, the unvested stock options were cancelled, and no further stock compensation was recognized.

On May 8, 2015, we granted stock options to acquire an aggregate of 300,000 shares of our common stock to four employees. The options have an exercise price of $0.08 per share, vested ratably over a three-year period, expire ten years from the date of grant and had an aggregate grant date fair value of $24,000 which will be recognized as compensation as the options vest. During 2016, the unvested stock options were cancelled, and no further stock compensation was recognized.

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

A summary of the stock option activity for our stock options plans for the three months ended March 31, 2016 and 2015 is as follows:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding December 31, 2015	15,100,000	$0.18	-	-
Options granted	-	-	-	-
Options exercised	-			-

Forfeited in 2016	(1,449,998)	$0.01

Outstanding March 31, 2016	13,350,002	0.03	-	-
Exercisable at March 31, 2016	13,650,002	$0.03	8.4	-
Unvested at March 31, 2016	-	-

During the three ended March 31, 2016 and 2015, we recorded ($22,578) and $0 of stock-based compensation cost related to the outstanding stock options. At March 31, 2016, the unamortized value of the outstanding stock options was $0. The intrinsic value of options outstanding at March 31, 2016 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

During the three months ended March 30, 2016, 983,332 stock options that had not yet vested were forfeited.

Restricted Stock Units

A summary of RSU’s outstanding as of March 30, 2016 and changes during the year then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested at December 31, 2015	1,000,000	$(0.10)	-
Issued	-	-	-
Vested	-	-	-
Forfeited	(1,000,000)	-	-
Non-vested at March 31, 2016	-	-	$0.00

We recorded stock-based compensation expense related to these RSU’s of ($51,747) and $12,936 for the three ended March 31, 2016 and 2015, respectively.. The 1 million unvested RSU’s were forfeited during the three months ended March 31, 2016. The aggregate intrinsic value of non-vested RSU’s was $0 at March 31, 2016.

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

					March 31, 2016
Name	Date of Grant	Number of Shares	Vest from	Vest To	Vested	Unvested	Forfeited

Mathew Kelley	4/17/13	1,250,000	4/30/13	3/31/14	1,250,000	-	-
	4/17/13	1,250,000	2/28/14	1/31/15	1,250,000	-	-

Richard J. Feldman	4/30/14	500,000	4/30/14	3/30/15	500,000	-	-
		500,000	4/30/15	3/30/16	500,000	-	-

Gary Gray	3/7/15	1,000,000	3/7/15	5/30/15	1,000,000

Ross Trevino	3/7/15	500,000	3/7/15	5/30/15	500,000
		5,000,000			5,000,000	-	-

A summary of restricted stock grants outstanding as of March 31, 2016 , and the changes during the three months then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2015	125,000	$0.46	$0.00
Granted	-	$0.04
Vested	-)	(0.17)
Forfeited	125,000	-	-
Non-vested at March 31, 2016	-	$0.46	$0.00

We recorded stock-based compensation expense related to these restricted stock grants of $0 and $208,280 for the three months ended March 31, 2016 and 2015.

NOTE 8 – RESTATEMENT

The financial statements for the comparative periods in fiscal 2015 have been restated from those previously filed in the Quarterly Reports with the SEC, due to several errors discovered in the quarterly amounts during the December 31, 2015 audit of our financial statements.  These changes included adjustments to a write down of Inventory and Accounts receivable, changes in the timing of recognition of some items, and reclassifications. The restated changes for the balance sheet for March 31, 2015 is presented below:

	March 31, 2015	March 31, 2015	March 31, 2015
Assets	As Originally Presented	Changes	Restated
Current Assets
Cash and cash equivalents	$155,860	$(915)	$154,945
Accounts receivable	300,000	(300,000)	-
Inventory	226,897	(223,585)	3,312
Debt issue fees, net	80,153	(80,153)	-
Prepaid expenses	103,334	(20,232)	83,102
Total current assets	866,244	(624,885)	241,359

Property and equipment, net of accumulated depreciation	6,915	(0)	6,915
Deposits	2,882	20,232	23,114
Total assets	$876,041	$(604,653)	$271,388

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$263,049	$15,216	$278,265
Accrued expenses	185,003	0	185,003
Accrued interest	7,756	-	7,756
Contingent liability		368,153	368,153
Convertible notes payable, net of discounts	167,439	(80,153)	87,286
Convertible notes payableto related parties, net of discount	24,067	-	24,067
Due to factor, net of discount of $0 and $16,160, respectively		-	-
Notes Payable	55,711	0	55,711
Derivative liability	2,104,934	(2,104,934)	-
Total current liabilities	2,807,959	(1,801,718)	1,006,241

Derivative liability		2,266,083	2,266,083
Contingent consideration	368,154	(368,154)	-
Deferred Purchase Price		-	-

Total Liabilities	3,176,113	96,211	3,272,324

Commitments and Contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, none issued and outstanding $		$-	$-
Common stock, $0.001 par value, 650,000,000 and 650,000,000 shares authorized, 530,806,571 and 530,806,571 shares issued and outstanding	109,809	2,188	111,997
Additional paid-in capital	28,837,588	(599,844)	28,237,744
Accumulated deficit	(31,247,469)	(103,208)	(31,350,677)
Total stockholders’ deficit	(2,300,072)	(700,864)	(3,000,936)
Total liabilities and stockholders' deficit	$876,041	$(604,653)	$271,388

The restated changes for the statement of operations for March 31, 2015 is presented below:

	For the Three Months Ended
	March 31
	2016	2015	2015
	As Originally Presented	Changes	Restated
Revenue	$-	$3,313	$3,313

Cost of revenue	-	59,556	59,556

Gross loss	-	(56,243)	(56,243)

Operating expenses
Selling, general and administrative expenses	1,285,497	(689,737)	595,760

Operating loss before other income(expense)	(1,285,497)	633,494	(652,003)

Other (income)/expense
Change in fair market value of derivatives	1,118,287	-	1,118,287
Interest income	586,413	(586,413)	-
Loss on extinguishment of debt	22,170	(22,170)	-
Reduction of contingent consideration for purchase price	(280,461)	280,461	-
Other Income		(162,159)	(162,159)
Finance Costs		576,280	576,280
Amortization of debt discount - Convertible Notes Payable		52,825	52,825
Interest expense		55,782	55,782
Total other (income)/expense	1,446,409	194,606	1,641,015

Loss before provision for income taxes	(2,731,906)	438,888	(2,293,018)

Provision for income taxes	-	-	-

Net loss	$(2,731,906)	$438,888	$(2,293,018)

Loss per common share - basic	$(0.03)	$0.09	$(0.02)

Weighted average shares outstanding:
Basic	106,417,019	4,725,262	111,142,281

NOTE 9 – SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events after the balance sheet date of March 31, 2016 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2016, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements and except as described below:

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

On May 1, 2018 the Company entered into a $36,000 promissory note with an individual with $5,000 original issue discount for net proceeds of $31,000.

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

On June 1, 2018 the Company entered into a $300,000 non-convertible note with an accredited investor with $150,000 original issue discount for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 31, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●
our ability to successfully commercialize and our products and services on a large enough scale to generate profitable operations;
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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “GDSI,” “Company,” “we,” “us,” and “our” refer to Global Digital Solutions, Inc. and our wholly-owned subsidiaries GDSI Florida, LLC and North American Custom Specialty Vehicles, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History and Overview

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

Results of Operations

Comparison of the three months Ended March 31, 2016 and March 31, 2015

A comparison of the Company’s operating results for the three months ended March 31, 2016 and March 31, 2015 are as follows:

For the three months ended March 31, 2016:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$7,130	$5,000	$949	$13,079
Cost of Sales	-	-	-	-
Gross Profit	7,130	5,000	949	13,079
Operating Expenses	(39,309)	109,898	13,215	83,804
Operating Income (Loss)	46,439	(104,898)	(12,266)	(70,725)
Other Income (Expenses)	(20,574)	-	-	(20,574)
Loss – Before Tax	$67,014	$(104,898)	$(12,266)	$(50,151)

For the three months ended March 31, 2015:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$3,313	$3,313
Cost of Sales	-	-	(59,556)	(59,556)
Gross Profit	-	-	(56,244)	(56,244)
Operating Expenses	293,147	222,545	80,069	595,760
Operating Income (Loss)	(293,147)	(222,545)	(136,312)	(652,004)
Other Income (Expenses)	1,641,015	-	-	1,641,015
Loss – Before Tax	$(1,934,161)	$(222,545)	$(136,312)	$(2,293,019)

The variances between three months ending March 31, 2016 and 2015 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$7,130	$5,000	$(2,364)	$9,767
Cost of Sales	-	-	59,556	59,556
Gross Profit	7,130-	5,000	57,193	69,323
Operating Expenses	(258,131)	(112,647)	(66,854)	(437,631)
Operating Income (Loss)	(332,456)	117,647	124,046	581,279
Other Income (Expenses)	(1,661,590)	-	-	(1,661,590)
Loss – Before Tax	$2,001,175	$117,647	$124,046	$2,242,869

Revenues and Gross Margins

Revenues increased by $9,767, or greater than 100%, from the prior year as a result of an increase in services sales.

Gross profit increased by $69,323, or greater than 100%, due to services sales not having any direct costs associated with them.

Operating Loss

Loss from operations for the three months ended March 31, 2016 and 2015 was $70,725 and $652,003, respectively. The decrease in operating loss is primarily due to a decrease in all activities caused by a lack of outside funding.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2016, we had cash on hand of $156 and a working capital deficiency of $1,084,543 as compared to cash on hand of $2,944 and a working capital deficiency of $764,882 as of March 31, 2015. The decrease in working capital is mainly due to the overall reduction in our business activities and lack of outside funding.

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

On January 26, 2015, the Company agreed to a $250,000 principal (and a $25,000 original discount amount) Convertible Note with JMJ Financial (“JMJ”.) The Note matures on January 26, 2017, unless earlier converted pursuant to the terms of the Convertible Note. The Note bears interest at 0% if repaid in the first 90 days and then a one-time interest charge of 12% applied on the principal sum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 13, 2017, the Company entered into a repayment agreement with JMJ Financial to repay the outstanding balance of $84,514.

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

On January 16, 2015, the Company agreed to a $78,750 principal Convertible Redeemable Note with LG Capital Funding, LLC (“LG Capital”.) The Note matures on January 16, 2016 unless earlier converted pursuant to terms of the Convertible Note. The Note bears interest at 8% per annum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 12, 2017, the Company entered into a redemption agreement with LG Capital Funding, LLC to repay the outstanding balance of $68,110.

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

Going Concern

The unaudited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended March 31, 2016 of approximately $32 million, as well as negative cash flows from operating activities. As of the balance sheet date, the Company did not have sufficient cash resources through 2016. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to meet its plans through December 31, 2018.

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

Working Capital Deficiency

	Three Months Ended March 31,
	2016	2015
Current Assets	$28,889	$241,359
Current Liabilities	1,113,432	1006,241
Working capital	$(1,084,543)	$(764,882)

The decrease in current assets from 2015 to 2016 is due to a decrease in cash of $154,789, inventory of $3,313 and prepaid expenses of $58,630. The increase in current liabilities is mainly due to an increase in the accounts payable of $182,796.

Cash Flows

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(2,788)	$(714,116)
Net cash used in investing activities	-	(1,890)
Net cash provided by financing activities	-	710,849
Decrease in cash	$(2,788)	$(5,157)

Operating Activities

Net cash used in operating activities was $2,788 for the three months ended March 31, 2016 Cash used during the period was due to an increase in accounts payable of $103,862 offset by a net loss of $124,475.

Net cash used in operating activities was $714,116 for the three months ended March 31, 2015. Cash used during the period was primarily due to a net loss of $2,372,623, offset by an increase in stock based compensation of $223,212 and fair value of derivatives of $1,025,157

Investing Activities

There was no cash used during the three months ended March 31, 2016 for investing activities.

Net cash used by investing activities was $1,890 for the three months ended March 31, 2015. Cash used was for capital expenditures. ..

Financing Activities

There was no cash used during the three months ended March 31, 2016 for financing activities.

For the three months ended March 31, 2015, net cash provided by financing activities was $710,849. Cash provided by financing activities was due to cash used for payments of notes payable and convertible notes, offset by proceeds from convertible notes. .

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this our Annual Report on Form 10-K for the year ended December 31, 2015. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recent Accounting Standards

During the three months ended March 31, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management identified the following deficiencies in the design or operation of our internal controls and procedures, which management considers to be material weaknesses:

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses, and expect to implement changes in the near term, as resources permit, in order to address these material weaknesses. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We may be involved in legal proceedings in the ordinary course of our business, and our management cannot predict the ultimate outcome of these legal proceedings with certainty. The Company is plaintiff or defendant in the following actions:

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

On July 27, 2017, the Company and Dekle and Ramsay came to a Settlement Agreement. The Company and the plantiff came to the following agreements:

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

Adrian Lopez, Derivatively and on behalf of Global Digital Solutions, Inc. v. William J. Delgado, Richard J. Sullivan, David A. Loppert, Jerome J. Gomolski, Stephanie C. Sullivan, Arthur F. Noterman, and Stephen L. Norris United States District Court for the District of New Jersey, Case No. 3:17-cv-03468-PGS-LHG

On September 19, 2016, Adrian Lopez, derivatively, and on behalf of Global Digital Solutions, Inc., filed an action in New Jersey Superior Court sitting Mercer County, General Equity Division. That action was administratively dismissed for failure to prosecute. Plaintiff Lopez, through his counsel, filed a motion to reinstate the matter on the general equity calendar on or about February 10, 2017. The Court granted the motion unopposed on or about April 16, 2017. On May 15, 2017, Defendant William Delgado (“Delgado”) filed a Notice of Removal of Case No. C-70-16 from the Mercer County Superior Court of New Jersey to the United States District Court for the District of New Jersey. On May 19, 2017, Defendant Delgado filed a First Motion to Dismiss for Lack of Jurisdiction. On May 20, 2017, Defendant David A. Loppert (“Loppert”) filed a Motion to Dismiss for Lack of (Personal) Jurisdiction. On June 14, 2017, Plaintiff Adrian Lopez (“Lopez”) filed a First Motion to Remand the Action back to State Court. On June 29, 2017, Defendant Delgado filed a Memorandum of Law in Response and Reply to the Memorandum of Law in Support of Plaintiff’s Motion to Remand and in Response to Defendants’ Delgado’s and Loppert’s Motions to Dismiss. On January 1, 16, 2018, a Memorandum and Order granting Plaintiff’s Motion to Remand the case back to the Mercer County Superior Court of New Jersey was signed by the Judge and entered on the Docket. Defendants Delgado and Loppert’s Motions to Dismiss were denied as moot. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. The Court held a hearing on the motions to dismiss and consolidate. Juriisidctional discovery was ordered. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint.

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

Jennifer Carroll vs. Global Digital Solutions, Inc., North American Custom Specialty Vehicles, Inc., in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”) and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000.00) plus fees of Thirteen Thousand Three Hundred Fifty Three Dollars Forty Four Cents ($13,353.44) and costs of six hundred twenty four dollars thirty cents ($624.30).

PMB Helin Donovan, LLP vs. Global Digital Solutions, Inc. in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Docket No.: 50-2017-CA-011937-XXXX-MB

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000.00) of which the first payment of Ten Thousand Dollars ($10,000.00) has been paid.

In the Matter of Global Digital Solutions, Inc., Administrative Proceeding File No. 3-18325. Administrative Proceeding Before the Securities and Exchange Commission

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, as filed with SEC on May 31, 2018, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Purchase Agreement with Bronco Communications, LLC dated January 1, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
2.2	Amendment to Purchase Agreement with Bronco Communications, LLC dated October 15, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
2.3	Agreement of Merger and Plan of Reorganization with Airtronic USA, Inc dated October, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
2.4	First Amendment to Agreement of Merger and Plan of Reorganization with Airtronic, USA, Inc dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
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

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.2	Articles of Merger dated March 18, 2004 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.3	Certificate of Amendment to the Certificate of Incorporation dated August 06, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.4	Bylaws dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.5	Certificate of Amendment to Certificate of Incorporation dated July 7, 2014 (incorporated by reference to our Current Report on Form 8-K filed on July 30, 2014)
3.6	Certificate of Amendment to Certificate of Incorporation dated May 18, 2015 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2015)
(10)	Material Agreements
10.1	Debtor in Possession Note Purchase Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.2	Secured Promissory Note with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.3	Security Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.4	Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated March, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.5	Second Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.6	Secured Promissory Note with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.7	Intellectual Property Security Agreement with an individual dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.8	Promissory Note Purchase Agreement with Bay Acquisition, LLC dated December, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.9	Secured Promissory Note with an individual dated December, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)

10.10	Security Agreement with Bay Acquisition, LLC dated December, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.11	Warrant to Purchase Common Stock with an individual dated December, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.12	Amendment to Promissory Note Agreement with an individual dated May 6, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.13	Subscription Agreement and Securities Purchase Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.14	Form of Indemnification Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.15	Secured Promissory Note with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.16	Third Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.17	Investment Banking Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.18	Addendum to Investment Bank Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.19	2014 Equity Incentive Plan dated May 19, 2014 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.20	Online Virtual Office Agreement dated August 19, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.21	Restricted Stock Unit Agreement with Stephen L. Norris dated August 25, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed on August 25, 2014)
10.22	Securities Purchase Agreement with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.23	Convertible Redeemable Note with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.24	First Amendment to Convertible Redeemable Note with Charter 804CS Solutions, Inc dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.25	Securities Purchase Agreement with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.26	Convertible Redeemable Note with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.27	First Amendment to Convertible Redeemable Note dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2014)
10.28	Securities Purchase Agreement with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.29	Convertible Redeemable Note with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.30	Convertible Note with JSJ Investments Inc. dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.31	Securities Purchase Agreement with Adar Bays, LLC dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.32	Convertible Redeemable Note with Adar Bays dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.33	Convertible Note with JMJ Financial dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.34	Convertible Note with Vista Capital Investments, LLC dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.35	Securities Purchase Agreement with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.36	Convertible Promissory Note with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)

10.37	Securities Purchase Agreement with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.38	Convertible Note with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.39	Note Purchase Agreement with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.40	Convertible Promissory Note with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.41	Non Exclusive Agreement with Carter, Terry & Company dated December 18, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2015)
10.42	Securities Purchase Agreement with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.43	Convertible Promissory Note with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.44	Revenue Based Factoring Agreement with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.45	Security Agreement and Guarantee with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.46	Revenue Based Factoring Agreement with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.47	Security Agreement and Guarantee with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.48	Settlement Agreement with an individual dated July 27, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.49	Settlement Agreement with Power Up Lending Group, Ltd. dated December 21, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.50	Repayment Agreement with JMJ Financial dated December 13, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.51	Convertible Note Redemption Agreement dated December 12, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.52	Exchange/Conversion Agreement with an individual dated August 15, 2016 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.53	Promissory Note with Dragon Acquisitions dated August 31, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.54	Stock Purchase Agreement with Empire Relations Group, Inc. dated August 16, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.55	Prepaid Forward Purchase Agreement with Boies Schiller Flexner LLP dated December 22, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.56	Demand Promissory Note with Vox Business Trust, LLC dated December 19, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.57*	Demand Promissory Note with RLT Consulting, Inc. dated December 26, 2017
10.58*	Promissory Note with an individual dated May 1, 2018
10.59*	Investment Return Purchase Agreement with an individual dated May 15, 2018
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIGITAL SOLUTIONS, INC.

By: /s/ William Delgado
William Delgado
Chief Executive Officer
(Principal Executive Officer)
Date: June 13, 2018

By: /s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: June 13, 2018