Form 10-Q
period 2016-06-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2018-06-13
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash	$959	$2,944
Accounts receivable	4,261	4,261
Prepaid expenses	22,597	99,111
Total current assets	27,817	106,316

Property and equipment, net of accumulated depreciation of $24,463 and $19,543	-	4,920
Deposits	2,415	2,415
Total assets	$30,232	$113,651

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$507,377	$357,198
Accrued expenses	254,926	197,300
Accrued interest		-
Convertible notes payable, net of disounts of $0 and $18,219, respectively	108,991	90,772
Due to factor, net of discount of $0 and $16,160, respectively	107,266	91,106
Financed insurance policy	11,187	64,847
Due to Officer	20,096	-
Derivative liability	334,859	270,080
Total current liabilities	1,344,702	1,071,303

Total Liabilities	1,344,702	1,071,303

Commitments and Contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 650,000,000 and 650,000,000 shares authorized, 530,806,571 and 530,806,571 shares issued and outstanding	$530,807	$530,807
Additional paid-in capital	30,052,372	30,178,926
Accumulated deficit	(31,897,649)	(31,667,385)
Total stockholders’ deficit	(1,314,470)	(957,652)
Total liabilities and stockholders' deficit	$30,232	$113,651

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
		(Restated)		(Restated)
Revenue	1,307	375,910	$14,386	$379,223

Cost of revenue		79,635	-	139,191

Gross profit	1,307	296,275	14,386	240,032

Operating expenses
Selling, general and administrative expenses	50,780	594,750	134,584	1,190,510

Operating loss before other income(expense)	(49,473)	(298,475)	(120,198)	(950,478)

Other (income)/expense
Change in fair market value of derivatives	122,964	(1,575,168)	64,779	(456,881)
Other Income	-	(212,440)	-	(374,599)
Loan Fees	-	113,845	-	113,845
Loss on extinguishment of debt	-	22,170	-	22,170
Finance Costs	-	554,778	-	1,131,058
Amortization of debt discount - Convertible Notes Payable	2,222	(52,825)	18,219	-
Amortization of debt discount - Factoring	-	-	16,160	-
Interest expense	5,454	27,609	10,908	83,391
	130,640	(1,122,031)	110,066	518,984

Loss before provision for income taxes	(180,113)	823,556	(230,264)	(1,469,462)

Provision for income taxes	-	280,009	-	-

Benefit of net operating loss	-	(280,009)	-	-

	-	-	-	-

Net loss	$(180,113)	$823,556	$(230,264)	$(1,469,462)

Income (loss) per common share - Basic:
Net Income(loss)	(0.00)	0.01	(0.00)	(0.01)

Loss per common share - diluted:
Net Income(loss)	(0.00)	0.01	(0.00)	(0.01)

Shares used in computing net income(loss) per share:
Basic	530,806,571	111,142,278	530,806,571	111,142,278
Diluted	530,806,571	135,560,247	530,806,571	111,142,278

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Operating Activities		(Restated)
Net loss	$(230,264)	$(1,469,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,920	5,320
Stock- based compensation expense	(126,554)	472,416
Common stock and warrants issued in payment of services	-	64,132
Convertible debt discount amortization	34,380	-
Change in fair value of derivative liability	64,779	(703,832)
Debt discount accretion	-	757,671
Accounts receivable	-	(3,280)
Inventory	-	57,877
Prepaid expenses	76,514	42,597
Accounts payable	150,178	(2,607)
Accrued expenses	77,722	(245,947)
Financed insurance policy	(53,660)
Contingent consideration payable	-	(92,961)
Net cash used in operating activities	(1,985)	(1,118,076)

Investing Activities
Capital expenditures	-	(1,890)
Deposits
Net cash used in investing activities	-	(1,890)

Financing Activities
Payments on notes payable	-	(38,879)
Proceeds from convertible notes	-	1,137,174
Payment on convertible notes	-	(40,707)
Net cash provided by financing activities	-	1,057,588

Net decrease in cash	(1,985)	(62,378)
Cash at beginning of period	2,944	160,102

Cash at end of period	$959	$97,724

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$13,048
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities
Purchase of NACSV with common shares	$-	$1,081,945

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc.(“the Company”, “We”), Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. On May 1, 2012, we made the decision to wind down our operations in the telecommunications area and to refocus our efforts in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013 we were actively involved in managing Airtronic USA, Inc., and effective as of June 16, 2014 we acquired North American Custom Specialty Vehicles (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the six months ended June 30, 2016 we incurred a net loss of $230,264 and used net cash of $1,985 to fund operating activities. At June 30, 2016, we had cash of $959, an accumulated deficit of $31,897,649, a working capital deficit of $1,316,885 and stockholders’ deficit of $1,314,470. We have funded our activities to date almost exclusively from equity and debt financings.

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

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million (Note 10).

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2016 and 2015 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Revenue Recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount to be paid by the customer is fixed or determinable; and (4) the collection of such amount is probable. The Company records revenue when it is realizable and earned upon shipment of the finished products or when the service has been provided.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Six Months Ended
	June 30, 2016	June 30, 2015

Convertible notes and accrued interest	84,619,626	766,666
Stock options	13,650,002	5,840,000
Warrants	2,500,000	4,250,000
Vested but unissued restricted stock awards	-	2,187,503
Price protection	-	1,854,838
Potentially dilutive securities	100,769,628	14,899,007

	Three Months Ended
	June 30, 2016	June 30, 2015

Convertible notes and accrued interest	84,619,626	766,666
Stock options	13,650,002	5,840,000
Warrants	2,500,000	4,250,000
Vested but unissued restricted stock awards	-	2,187,503
Price protection	-	1,854,838
Potentially dilutive securities	100,769’628	14,899,007

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the valuation of derivative liability, deferred tax asset and valuation allowance, and assumptions used in Black-Scholes-Merton, or BSM, or other valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Inventory

The Company orders inventory/components upon receipt of a signed purchase order from a customer. The Company did not have any inventory at June 30, 2016 or December 31, 2015.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	June 30, 2016	December 31, 2015
Accrued compensation to executive officers and employees	$57,129	$151,565
Accrued professional fees	19,500	45,735
Accrued personnel costs	151,565	-
Accrued interest	26,732	-
Total accrued expenses	$254,926	$197,300

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2016 and December 31, 2015. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the six months ended June 30, 2016:

Derivative liability balance at December 31, 2015	$270,080
Change in fair value	64,779
Balance at June 30, 2016	$334,859

At June 30, 2016, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 0.26%; term - .25 years; volatility – 284.6%; dividend rate – 0%.

Carrying Value of Other Current Assets and Other Current Liabilities

The Company’s management considers the carrying values of other current assets and other current liabilities to approximate fair values primarily due to their short-term nature.

NOTE 5– NOTE PAYABLE

Convertible Notes Payable with Embedded Derivative Liabilities (Conversion Options)

	June 30, 2016	December 31, 2015
Convertible note payable for $78,750 to LG Capital Funding, LLC (“LG Capital”) dated January 16, 2015, due January 16, 2016, of which $38,829 was repaid by conversion as of December 31, 2015, bearing interest at the rate of 8% per annum. Note may be converted by LG Capital into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. (1) (2)	$39,921	$39,921

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

Under the terms of the two convertible promissory notes outstanding at June 30, 2016 and December 31, 2015, we are required to maintain a minimum number of shares of our common stock in reserve for conversions. In the case of the note with JMJ, the reserve amount is set at 26,650,000 shares of our common stock. However, under the terms of the note with LG Capital we are required to maintain a minimum share reserve equal to four times the potential number of shares of our common stock issuable upon conversion, or 66,204,427 shares at December 31, 2015. As a result of declines in the fair value of our common stock, we did not have sufficient authorized shares to maintain this required four times share reserve at December 31, 2015. Accordingly, the note holder had the right to accelerate the payment due (approximately $43,033 of principal and interest was due at December 31, 2015). In addition, they have the right to require that additional shares and/or monies be paid in connection with this technical default. At June 30, 2016, we have not accrued any penalties or penalty interest associated with this note, nor have we been notified by the lender of a technical default. Because the conversion prices vary with changes in the value of our common stock, the number of shares into which the outstanding notes payable and accrued interest are convertible will continue to vary, which may result in additional technical defaults if the price of our common stock decreases. As soon as we are able, we intend to request shareholder approval to increase the number of authorized shares of our common stock in order to satisfy our obligations to maintain sufficient authorized share reserves under the terms of our convertible notes. In addition, the two outstanding convertible notes also contain certain representations, warranties, covenants and other events of default, including in the case of one of the notes maintaining our common stock listing on the OTCQB exchange.

Revenue Based Factoring Agreements

During the year ended December 31, 2015, we entered into two revenue based factoring agreements with balances as of June 30, 2016 and December 31, 2015 as follows:

Factoring agreement with Power Up Lending Group, Ltd. (“Power Up”) dated October 1, 2015, purchase price was $59,000. Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $76,700 is paid in full. A daily repayment amount of $457 is required to be made and is credited against the specified percentage due. As of December 31, 2015, we paid $21,458 of the daily specified repayments and we had not made $9,588 of payments that were due. At June 30, 2016 and December 31, 2015, $12,748 and $12,748, respectively, of deferred interest expense related to this agreement is included in current assets. (1) (2) (3)
$55,242

Factoring agreement with Power Up dated October 23, 2015, purchase price was $50,000. Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $69,000 is paid in full. A daily repayment amount of $548 is required to be made and is credited against the specified percentage due. As of December 31, 2015, we paid $16,976 of the daily specified repayments and we had not made $10,952 of payments that were due. At June 30, 2016 and December 31, 2015, $14,326 and $14,326, respectively, of deferred interest expense related to this agreement is included in current assets. (2) (3)
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

(3)
We are currently in default under the terms of the two factoring agreements as we have not made the specified daily repayment amounts aggregating $20,540 and $107,266 as of December 31, 2015 and April 9, 2016, respectively, among other items. At June 30, 2016 and December 31, 2015, we have not accrued any penalties or interest that might be due as a result of the defaults.

Notes Payable

Notes payable at March 31, 2016 and 2015 consist of the following:

Type	Collateral (if any)	Interest Rate	Monthly Payments	Maturity	March 31, 2016	December 31, 2015
Premium finance agreement	None	5.10%	$10,507	June-2016	$8,150	$61,810
Premium finance agreement	None	9.25%	$3,414	January-2016	$3,037	$3,037
Total notes payable					$11,187	$64,847

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

In the Matter of Global Digital Solutions, Inc., Administrative Proceeding File No. 3-18325. Administrative Proceeding Before the Securities and Exchange Commission

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. The Company believes the likelihood of an unfavorable outcome of the dispute is reasonably possible, but is not able to reasonably estimate a range of potential loss, should the outcome be unfavorable.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At June 30, 2016 and December 31, 2015, no shares of preferred stock were outstanding.

Common Stock

We are authorized to issue 650,000,000 shares of common stock, $0.001 par value per share. At June 30, 2016 and December 31, 2015, 530,806,571 and 530,806,571 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively

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

The following is a summary of outstanding and exercisable warrants at June 30, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 6/30/16	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 6/30/16	Weighted Average Exercise Price
$0.15	1,000,000	2.3	$0.15	1,000,000	$0.15
$0.50	500,000	2.5	$0.50	500,000	$0.50
$0.15 to 0.50	1,500,000	1.40	$0.63	1,500,000	$0.63

The intrinsic value of warrants outstanding at June 30, 2016, and December 31, 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

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

Stock-based compensation expense for the six month and three month periods ended ended June 30, 2016 and June 30, 2015 is comprised as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Fair value expense of stock option grants	$(52,229)	100,222	$(74,807)	100,222
Fair value expense of restricted stock unit grants	-	-	(51,747)	-
Fair value expense of restricted stock grants	-	-	-	208,280
	$(52,229)	100,222	$(126,554)	308,502

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At June 30, 2016, we have outstanding 13,650,002 stock options, which are fully-vested stock options that were granted to directors, officers and consultants and 0 of which are unvested stock options that were granted to directors, employees and consultants. At December 31, 2015, we had outstanding 15,100,000stock options - 14,116,668 of which are fully-vested stock options that were granted to directors, officers and consultants and 983,332 of which are unvested stock options that were granted to directors, employees and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025. During 2016 the 983,332 unvested stock options were either forfeited due to employees leaving the Company, or cancelled by the Board due to performance levels not being met.

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

On April 20, 2015 we granted options to acquire 500,000 shares of our common stock exercisable at $0.14 per share to each of William J. Delgado, executive officer and director, and Arthur F. Noterman and Stephanie C. Sullivan, directors. The options vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016, are exercisable through March 31, 2025, and had an aggregate grant date fair value of $70,000 each, which will be recognized as compensation as the options vest. During 2016, the unvested stock options were cancelled, and no further stock compensation was recognized.

On May 8, 2015, we granted stock options to acquire an aggregate of 300,000 shares of our common stock to four employees. The options have an exercise price of $0.08 per share, vested ratably over a three-year period, expire ten years from the date of grant and had an aggregate grant date fair value of $24,000, which will be recognized as compensation as the options vest. During 2016, the unvested stock options were cancelled, and no further stock compensation was recognized.

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

A summary of the stock option activity for our stock options plans for six months ended June 30, 2016 is as follows:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding December 31, 2015	15,100,000	$0.18	8.4	-
Options granted	-	-	-	-
Options exercised	-			-

Forfeited in 2016	(1,449,998)	$0.01

Outstanding June 30, 2016	13,650,002	0.03	-	-
Exercisable at June 30 2016	13,650,002	$0.03	8.4	-
Unvested at June 30, 2016	-	-

During the three and six months ended June 30, 2016 and 2015, we recorded stock-based compensation cost related to the outstanding stock options of ($52,229) and $100,222, and ($74,807) and $100,222, respectively. At June 30, 2016, the unamortized value of the outstanding stock options was $0. The intrinsic value of options outstanding at June 30, 2016 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

During the six months ended June 30, 2016, 983,332 stock options that had not yet vested were forfeited.

Restricted Stock Units

A summary of RSU’s outstanding as of June 30, 2016 and changes during the six months then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Nonvested at December 31, 2015	1,000,000	$(0.10)	-
Issued	-	-	-
Vested	-	-	-
Forfeited	(1,000,000)	-	-
Nonvested at June 30, 2016	-	-	$0.00

We recorded stock-based compensation expense related to these RSU’s of $0 and ($51,747) for the six months ended June 30, 2016 and 2015, respectively. The 1 million unvested RSU’s were forfeited during the six months ended June 30, 2016.

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

					June 30, 2016
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

A summary of restricted stock grants outstanding as of June 30, 2016 and December 31, 2015, and the changes during the six months then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2015	125,000	0.40	$0.00
Granted	-	$-
Vested	-)	-
Forfeited	(125,000)	(0.40)	-
Nonvested at June 30, 2016	-	$-	$0.00

We recorded stock-based compensation expense related to these restricted stock grants of $0 and $208.280 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 8 – RESTATEMENT

The financial statements for the comparative periods in fiscal 2015 have been restated from those previously filed in the Quarterly Reports with the SEC, due to several errors discovered in the quarterly amounts during the December 31, 2015 audit of our financial statements. These changes included adjustments to a write down of Inventory and Accounts receivable, changes in the timing of recognition of some items, and certain reclassifications.
The restated changes for the consolidated balance sheets for June 30, 2015 is presented below:

	June 30, 2015	June 30, 2015	June 30, 2015
	As Originally Presented	Changes	Restated
Assets
Current Assets
Cash	$147,840	$(50,116)	$97,724
Accounts receivable	305,679	(299,999)	5,680
Inventory	226,897	(226,897)	-
Debt issuances fees	29,633	(29,633)	-
Prepaid expenses	59,326	(20,424)	38,902
Total current assets	769,375	(627,069)	142,306

Property and equipment, net of accumulated depreciation	6,546	(936)	5,610
Deposits	2,415	20,424	22,839
Total assets	$778,336	$(607,581)	$170,755

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$36,480	$(701)	$35,779
Accrued expenses	181,602	-	181,602
Accrued interest	33,326	-	33,326
Contingent liability	-	555,653	555,653
Derivative liability	830,426	(830,426)	-
Convertible notes payable, net of disount	496,557	(29,633)	466,924
Notes Payable	19,379	-	19,379
Total current liabilities	1,597,770	(305,107)	1,292,663

Derivative liability		991,575	991,575
Deferred purchase price	555,653	(555,653)	-

Total Liabilities	2,153,423	130,815	2,284,238

Commitments and Contingencies (Note 6)

Stockholders’ deficit
Preferred stock	-	-	-
Common stock	$111,142	$955	$112,097
Additional paid-in capital	29,089,265	(599,844)	28,489,421
Accumulated deficit	(30,575,494)	(139,507)	(30,715,001)
Total stockholders’ deficit	(1,375,087)	(738,396)	(2,113,483)
Total liabilities and stockholders' deficit	$778,336	$(607,581)	$170,755

The restated changes for the statement of operations for the six months ended June 30, 2015 is presented below:

	For the Three Months Ended
	June 30
	2015	2015	2015
	As Originally Presented	Changes	(Restated)
Revenue	379,223	(3,313)	375,910

Cost of revenue	256,841	(177,206)	79,635

Gross profit	122,382	173,893	296,275

Operating expenses
Selling, general and administrative expenses	633,428	(38,678)	594,750

Operating loss before other income(expense)	(511,046)	212,571	(298,475)

Other (income)/expense
Change in fair market value of derivatives	(1,575,168)	-	(1,575,168)
Other Income	(190,240)	(30)	(190,270)
Loan Fees		61,020	61,020
Finance Costs		554,778	554,778
Interest expense	582,387	(554,778)	27,609
	(1,183,021)	60,990	(1,122,031)

Income before provision for income taxes	671,975	151,581	823,556

Provision for income taxes	-	-	-

Net income	671,975	151,581	823,556

Net income	$671,975	$151,581	$823,556

Income per common share - Basic:
Net Income	0.01	2.05	0.01

Shares used in computing net income per share:
Basic	111,068,179	74,099	111,142,278
Diluted	136,984,148	-	530,806,571

The restated changes for the statement of operations for the six months ended June 30, 2015 is presented below:

	For the Six Months Ended
	June 30
	2015	2015	2015
	As Originally Presented	Changes	(Restated)
Revenue	$379,223	-	$379,223

Cost of revenue	256,841	(117,650)	139,191

Gross profit	122,382	117,650	240,032

Operating expenses
Selling, general and administrative expenses	1,918,925	(728,415)	1,190,510

Operating loss before other income(expense)	(1,796,543)	846,065	(950,478)

Other (income)/expense
Change in fair market value of derivatives	(456,881)	-	(456,881)
(Gain) loss on extinguishment of debt	22,170	(22,170)	-
Reduction of contingent consideration for purchase price	(280,461)	280,461	-
Other Income	(190,240)	(184,359)	(374,599)
Loan Fees	-	113,845	113,845
Loss on extinguishment of debt	-	22,170	22,170
Finance Costs	-	1,131,058	1,131,058
Amortization of debt discount - Convertible Notes Payable	-	-	-
Amortization of debt discount - Factoring	-	-	-
Interest expense	1,168,800	(1,085,409)	83,391
	263,388	255,596	518,984

Loss before provision for income taxes	(2,059,931)	590,469	(1,469,462)

Provision for income taxes		-	-

Net loss	(2,059,931)	590,469	(1,469,462)

Net loss	$(2,059,931)	$590,469	$(1,469,462)

Lloss per common share - Basic:
Net loss	(0.02)	0.25	(0.01)

Loss per common share - diluted:
Net loss	(0.02)	0.69	(0.01)

Shares used in computing net income(loss) per share:
Basic	108,781,293	2,360,985	111,142,278
Diluted	124,861,371	13,719,093	111,142,278

NOTE 9 – INCOME (LOSS) PER COMMON SHARE

Dilutive earnings per share for the three months ended June 30, 2015 is calculated based on the weighted average common shares outstanding for the period. Diluted earnings per share for the three months ended June 30, 2015, includes common stock equivalents to the extent that their impact is dilutive. The following table sets forth the computation of basic and diluted income (loss) per common share:

Diluted:	2015
Numerator:
Income (loss) from continuing operations	$823,557
Adjust income (loss) for impact of change in fair value of derivative liability	(1,575,168)
Advisory fees related to restricted stock and restricted stock units not yet issued	(228,572)
Net loss from continuing operations – diluted	(980,183)
Loss from discontinued operations – diluted	-
Net loss diluted	$(980,183)

Denominator:
Weighted-average common shares outstanding	111,142,278
Weighted-average common shares underlying convertible notes payable with embedded derivative liability	24,417,969
Weighted-average diluted shares	135,560,247

Loss per common share – diluted	$(0.01)
Total – diluted	$(0.01)

NOTE 10 – SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events after the balance sheet date of June 30, 2016, through the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2016, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements and except as described below:

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

On December 26, 2017, the Company entered into a $485,000 Demand Promissory Note with RLT Consulting, Inc (the “Purchaser”.) As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date.

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

On June 1, 2018, the Company entered into a $300,000 non-convertible note with an accredited investor with $150,000 original issue discount for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01.

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

Results of Operations

Comparison of the six months ended June 30, 2016 and June 31, 2015

A comparison of the Company’s operating results for the six months ended June 30, 2016 and June 30, 2015 are as follows:

For the six months ended June 30, 2016:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$8,437	$5,000	$949	$14,386
Cost of Sales	-	-	-	-
Gross Profit	8,437	5,000	949	14,386
Operating Expenses	(21,298)	142,667	13,215	134,584
Operating Income (Loss)	29,735	(137,667)	(12,266)	(120,198)
Other Income (Expenses)	110,066	-	-	110,066
Loss – Before Tax	$(80,331)	$(137,667)	$(12,266)	$(230,264)

For the six months ended June 30, 2015:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$379,223	$379,223
Cost of Sales	-	-	(139,191)	(139,191)
Gross Profit	-	-	240,032	240,032
Operating Expenses	576,991	456,833	156,686	1,190,510
Operating Income (Loss)	(576,991)	(456,833)	83,346	(950,478)
Other Income (Expenses)	518,984	-	-	518,984
Loss – Before Tax	$(1,095,975)	$(456,833)	$83,346	$(1,469,462)

The variances between six months ending June 30, 2016 and 2015 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$8,437	$5,000	$(378,274)	$(364,837)
Cost of Sales	-	-	139,191	139,191
Gross Profit	8,437-	5,000	(239,083)	(225,646)
Operating Expenses	(598,289)	(314,166)	(143,471)	(1,055,926)
Operating Income (Loss)	606,726	319,166	(95,612)	830,280
Other Income (Expenses)	(408,918)	-	-	(408,918)
Loss – Before Tax	$1,015,644	$319,166	$(95,612)	$1,239,197

Revenues and Gross Margins

Revenues decreased by $364,837 or 96% due to the scaling down of business operations.

Gross profit decreased by $225,646, or greater than100%, due to the scaling down of business operations.

Operating Loss

Loss from operations for the six months ended June 30, 2016 and 2015 was $120,196 and $950,478, respectively. The decrease in operating loss is primarily due to a decrease in all activities caused by a lack of outside funding.

Comparison of the three months ended June 30, 2016 and June 31, 2015

For the three months ended June 30, 2016:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$1,307	$-	$-	$1,307
Cost of Sales	-	-	-	-
Gross Profit	1,307	-	-	1,307
Operating Expenses	18,014	32,769	-	50,783
Operating Income (Loss)	(16,707)	(32,769)	-	(49,476)
Other Income (Expenses)	130,640	-	-	130,640
Loss – Before Tax	$(147,347)	$(32,769)	$-	$(180,116)

For the three months ended June 30, 2015:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$375,910	$375,910
Cost of Sales	-	-	(79,635)	(79.635)
Gross Profit	-	-	296,275	296,275
Operating Expenses	283,845	234,288	76,617	594,750
Operating Income (Loss)	(283,845)	(234,288)	219,658	(298,475)
Other Income (Expenses)	(1,122,031)	-	-	(1,122,031)
Loss – Before Tax	$838,186	$(234,288)	$219,658	$823,556

The variances between three months ending June 30, 2016 and 2015 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$1,307	$-	$(375,910)	$(374,603)
Cost of Sales	-	-	(79,635)	(79,635)
Gross Profit	1,307	-	(296,275)	(294,968)
Operating Expenses	(265,831)	(201,519)	(76,617)	(543,967)
Operating Income (Loss)	267,138	201,519	(219,658)	248,999
Other Income (Expenses)	1,252,671	-	-	1,252,671
Loss – Before Tax	$(985,533)	$201,519	$(219,658)	$(1,003,672)

Liquidity, Financial Condition and Capital Resources

As of June 30, 2016, we had cash on hand of $959 and a working capital deficiency of $1,316,885 as compared to cash on hand of $97,724 and a working capital deficiency of $1,150,357 as of June 30, 2015. The increase in working capital is mainly due to an increase in accounts payable and accrued expenses.

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

On February 4, 2015, the Company agreed to a $250,000 principal amount (and a $25,000 original issued discount amount) Convertible Note issued to Vista Capital Investments, LLC (“Vista”). The Note matures on February 4, 2016 unless earlier converted pursuant to terms of the Note. The Note bears interest a one-time interest charge of 12% applied on the original principal amount. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note.

Going Concern

The unaudited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended June 30, 2016 of approximately $32 million, as well as negative cash flows from operating activities. As of the balance sheet date, the Company did not have sufficient cash resources through 2016. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to meet its plans through December 31, 2018.

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

Working Capital Deficiency

	Six Months Ended June 30,
	2016	2015
Current Assets	$27,817	$142,306
Current Liabilities	1,344,702	1,292,663
Working capital	$(1,316,885)	$(1,150,357)

The decrease in current assets from 2015 to 2016 is due to a decrease in cash of $96,765, and prepaid expenses of $16,305. The increase in current liabilities is mainly due to an increase of $471,598.

Cash Flows

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(1,985)	$(1,118,076)
Net cash used in investing activities	-	(1,890)
Net cash provided by financing activities	-	1,057,588
Decrease in cash	$(1,985)	$(62,378)

Operating Activities

Net cash provided in operating activities was $1,985 for the six months ended June 30, 2016 Cash used during the the period was due to an increase in accounts payable of $150,179, change in fair value of derivative liability of $64,779 and prepaid expenses of $76,514offset by a net loss of $356,818.

Net cash used by operating activities was $1,118,076 for the six months ended June 30, 2015. Cash used during the period was primarily due to a net loss of $1,469,461, offset by stock based comp of $472,416 and debt discount amortization of $757,671.

Investing Activities

There was no cash used during the six months ended June 30, 2016. In June 30, 2015 1,890 was used for capital expenditures in Investing activities.

Financing Activities

For the six months ended June 30, 2016, no cash was used or provided by financing activities

For the six months ended June 30,2015, no cash provided by financing activities was $1,057,588. Cash provided by financing activities was proceeds of convertible notes payable of $1,137,174. The proceeds were offset by payments of debt issuance fees of $111,420, payments on convertible notes payable of $40,707 and payments on notes payable of $38,879.

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

Recent Accounting Standards

During the six months ended June 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The $20,000 settlement was paid in August 2017

PowerUp Lending Group, LTD., v. North American Custom Specialty Vehicle, Inc. et.al

On September 13, 2017 Power Up received a defaultjudgment against the Company in the amount of $109,302.00.  The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018 the company has paid the entire amount.

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

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.2	Articles of Merger dated March 18, 2004 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.3	Certificate of Amendment to the Certificate of Incorporation dated August 06, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.4	Bylaws dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.5	Certificate of Amendment to Certificate of Incorporation dated July 7, 2014 (incorporated by reference to our Current Report on Form 8-K filed on July 30, 2014)
3.6	Certificate of Amendment to Certificate of Incorporation dated May 18, 2015 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2015)
(10)	Material Agreements
10.1	Debtor in Possession Note Purchase Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.2	Secured Promissory Note with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.3	Security Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.4	Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated March, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.5	Second Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.6	Secured Promissory Note with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.7	Intellectual Property Security Agreement with an individual dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.8	Promissory Note Purchase Agreement with Bay Acquisition, LLC dated December, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.9	Secured Promissory Note with an individual dated December, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)

10.10	Security Agreement with Bay Acquisition, LLC dated December, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.11	Warrant to Purchase Common Stock with an individual dated December, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.12	Amendment to Promissory Note Agreement with an individual dated May 6, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.13	Subscription Agreement and Securities Purchase Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.14	Form of Indemnification Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.15	Secured Promissory Note with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.16	Third Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.17	Investment Banking Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.18	Addendum to Investment Bank Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.19	2014 Equity Incentive Plan dated May 19, 2014 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.20	Online Virtual Office Agreement dated August 19, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.21	Restricted Stock Unit Agreement with Stephen L. Norris dated August 25, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed on August 25, 2014)
10.22	Securities Purchase Agreement with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.23	Convertible Redeemable Note with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.24	First Amendment to Convertible Redeemable Note with Charter 804CS Solutions, Inc dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.25	Securities Purchase Agreement with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.26	Convertible Redeemable Note with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.27	First Amendment to Convertible Redeemable Note dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2014)
10.28	Securities Purchase Agreement with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.29	Convertible Redeemable Note with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.30	Convertible Note with JSJ Investments Inc. dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.31	Securities Purchase Agreement with Adar Bays, LLC dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.32	Convertible Redeemable Note with Adar Bays dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.33	Convertible Note with JMJ Financial dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.34	Convertible Note with Vista Capital Investments, LLC dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.35	Securities Purchase Agreement with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.36	Convertible Promissory Note with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)

10.37	Securities Purchase Agreement with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.38	Convertible Note with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.39	Note Purchase Agreement with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.40	Convertible Promissory Note with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.41	Non Exclusive Agreement with Carter, Terry & Company dated December 18, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2015)
10.42	Securities Purchase Agreement with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.43	Convertible Promissory Note with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.44	Revenue Based Factoring Agreement with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.45	Security Agreement and Guarantee with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.46	Revenue Based Factoring Agreement with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.47	Security Agreement and Guarantee with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.48	Settlement Agreement with an individual dated July 27, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.49	Settlement Agreement with Power Up Lending Group, Ltd. dated December 21, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.50	Repayment Agreement with JMJ Financial dated December 13, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.51	Convertible Note Redemption Agreement dated December 12, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.52	Exchange/Conversion Agreement with an individual dated August 15, 2016 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.53	Promissory Note with Dragon Acquisitions dated August 31, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.54	Stock Purchase Agreement with Empire Relations Group, Inc. dated August 16, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.55	Prepaid Forward Purchase Agreement with Boies Schiller Flexner LLP dated December 22, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.56	Demand Promissory Note with Vox Business Trust, LLC dated December 19, 2017 (incorporated by reference to our December 31 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.57	Demand Promissory Note with RLT Consulting, Inc. dated December 26, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.58	Promissory Note with an individual dated May 1, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.59	Investment Return Purchase Agreement with an individual dated May 15, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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