Form 10-Q
period 2016-09-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2018-06-13
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$-	$2,944
Accounts receivable	4,261	4,261
Prepaid expenses	22,597	99,111
Total current assets	26,858	106,316

Property and equipment, net of accumulated depreciation of $24,463 and $19,543	-	4,920
Deposits	2,415	2,415
Total assets	$29,273	$113,651

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$510,695	$357,198
Accrued expenses	56,579	197,300
Accrued Interest	32,186
Convertible notes payable, net of discounts of $0 and $18,219, respectively	108,991	90,772
Due to factor, net of discount of $0 and $16,160, respectively	107,266	91,106
Financed insurance policy	11,187	64,847
Due to Officer	55,447	-
Derivative liability	266,294	270,080
Total current liabilities	1,148,645	1,071,303

Total Liabilities	1,148,645	1,071,303

Commitments and Contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 and 0 issued and outstanding, respectively	$1,000	$-
Common stock, $0.001 par value, 650,000,000 and 650,000,000 shares authorized, 530,806,571 and 530,806,571 shares issued and outstanding	530,807	530,807
Additional paid-in capital	30,282,937	30,178,926
Accumulated deficit	(31,934,116)	(31,667,385)
Total stockholders’ deficit	(1,119,372)	(957,652)
Total liabilities and stockholders' deficit	$29,273	$113,651

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
		(Restated)		(Restated)
Revenue	$-	254,587	$14,386	$633,810

Cost of revenue	-	76,751	-	215,942

Gross profit	-	177,836	14,386	417,868

Operating expenses
Selling, general and administrative expenses	99,579	423,660	234,161	1,614,170

Operating loss before other income(expense)	(99,579)	(245,824)	(219,775)	(1,196,302)

Other (income)/expense
Change in fair market value of derivatives	(68,565)	176,518	(3,786)	(280,363)
Other Income	-	(600)	-	(375,199)
Loan Fees	-	28,693	-	142,538
Loss on extinguishment of debt	-	-	-	22,170
Finance Costs	-	163,735	-	1,294,793
Amortization of debt discount - Convertible Notes Payable	-	-	18,219	-
Amortization of debt discount - Factoring	-		16,160	-
Interest expense	5,454	44,901	16,362	128,292
	(63,111)	413,247	46,955	932,231

Loss before provision for income taxes	(36,468)	(659,071)	(266,730)	(2,128,533)

Provision for income taxes	-	-	-	-

Net loss	$(36,468)	$(659,071)	$(266,730)	$(2,128,533)

Loss per common share - basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding
Basic	530,806,571	286,852,247	530,806,571	286,852,247

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Eded
	September 30, 2016	September 30, 2015
		(Restated)
Operating Activities
Net loss	$(266,730)	$(2,128,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	-	15,082
Depreciation and amortization	4,920	4,571
Stock- based compensation expense	(126,554)	645,946
Common stock and warrants issued in payment of services	-	66,218
Convertible debt discount amortization	34,379
Change in fair value of derivative liability	(3,786)	1,640,078
Beneficial conversion feature of debt and warrant	-	4,582
Debt discount accretion	-	1,541
Accounts receivable	-	(6,441)
Inventory	-	(19,471)
Prepaid expenses	76,514	(47,342)
Accounts payable	249,858	(106,290)
Accrued expenses	26,668	83,561
Other Assets	-	(17,865)
Financed insurance policy	(53,660)	-
Due to officer	55,447	-
Contingent consideration payable	-	(648,614)
Net cash used in operating activities	(2,944)	(512,977)

Investing Activities
Capital expenditures	-	(1,890)
Net cash used in investing activities	-	(1,890)

Financing Activities
Proceeds from notes payable	-	135,393
Payments on notes payable	-	(92,288)
Proceeds from convertible notes	-	-
Payment on convertible notes	-	(59,331)
Proceeds from factor	-	555,653
Repayments to factor	-
Payment on related party convertible notes	-	(69,000)
Net cash provided by financing activities	-	470,427

Net decrease in cash	(2,944)	(44,440)
Cash at beginning of period	2,944	160,102

Cash at end of period	$-	$115,662

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$4,518
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities	-	-
Issuances of common stock for conversions of notes payable and accrued interest $		$175,560

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc.(“the Company”, “we”), Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. On May 1, 2012, we made the decision to wind down our operations in the telecommunications area and to refocus our efforts in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013 we were actively involved in managing Airtronic USA, Inc., and effective as of September 16, 2014 we acquired North American Custom Specialty Vehicles (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the nine months ended September 30, 2016 we incurred a net loss of $266,730 and used net cash of $2,944 to fund operating activities. At September 30, 2016, we had no cash, an accumulated deficit of $31,934,116, a working capital deficit of $1,121,787 and stockholders’ deficit of $1,119,372. We have funded our activities to date almost exclusively from equity and debt financings.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2016 and 2015 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in ASC 820, "Fair Value Measurement," fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended
	September 30, 2016	September 30, 2015

Convertible notes and accrued interest	139,707,296	766,666
Preferred stock	861,613,714	-
Stock options	14,116,668	5,840,000
Warrants	2,500,000	4,250,000
Vested but unissued restricted stock awards	--	2,187,503
Restricted stock units	-	-
Price protection	-	1,854,838
Potentially dilutive securities	1,017,937,678	14,899,007

	Nine Months Ended
	September 30, 2016	September 30, 2015

Convertible notes and accrued interest	139,707,293	766,666
Preferred stock	861,613,714	-
Stock options	14,116,668	5,840,000
Warrants	2,500,000	4,250,000
Vested but unissued restricted stock awards	-	2,187,503
Restricted stock units	-	-
Price protection	-	1,854,838
Potentially dilutive securities	1,017,937,678	14,899,007

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the valuation of the derivative liability, deferred tax asset and valuation allowance, and assumptions used in Black-Scholes-Merton, or BSM, or other valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Inventory

We did not have inventory at September 30, 2016 or December 31, 2015. We order inventory/components upon receipt of a signed purchase order from a customer.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	September 30, 2016	December 31, 2015
Accrued compensation to executive officers and employees	$37,079	$151,565
Accrued professional fees	19,500	45,735
Total accrued expenses	$56,579	$197,300

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2016 and December 31, 2015. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the nine months ended September 30, 2016:

Derivative liability balance at December 31, 2015	$270,080
Change in fair value	(3,786)
Balance at September 30, 2016	$266,294

At September 30, 2016, the fair value of the derivative liabilities of convertible notes was estimated using the BSM pricing model with the following weighted-average inputs: risk free interest rate – 0.29%; term - .25 years; volatility – 347.1%; dividend rate – 0%.

NOTE 5 – NOTE PAYABLE

Convertible Notes Payable with Embedded Derivative Liabilities (Conversion Options)

	September 30, 2016	December 31, 2015
Convertible note payable for $78,750 to LG Capital Funding, LLC (“LG Capital”) dated January 16, 2015, due January 16, 2016, of which $38,829 was repaid by conversion as of December 31, 2015, bearing interest at the rate of 8% per annum. Note may be converted by LG Capital into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. (1) (2)	$39,921	$39,921

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
	69,070	$69,070
Total convertible notes payable with embedded derivative liability	108,991	$108,991

(1)	The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date.

(2)
Note was due on January 16, 2016. We have not yet repaid this note and it is, therefore, in default. We have also not maintained the required number of shares of our common stock in reserve for this note as more fully discussed below.

Under the terms of the two convertible promissory notes outstanding at September 30, 2016, we are required to maintain a minimum number of shares of our common stock in reserve for conversions. In the case of the note with JMJ, the reserve amount is set at 26,650,000 shares of our common stock. However, under the terms of the note with LG Capital we are required to maintain a minimum share reserve equal to four times the potential number of shares of our common stock issuable upon conversion, or 139,707,296 shares at September 30, 2016. As a result of declines in the fair value of our common stock, we did not have sufficient authorized shares to maintain this required four times share reserve at December 31, 2015. Accordingly, the note holder had the right to accelerate the payment due (approximately $43,033 of principal and interest was due at December 31, 2015). In addition, they have the right to require that additional shares and/or monies be paid in connection with this technical default. At September 30, 2016, and December 31, 2015, we have not accrued any penalties or penalty interest associated with this note, nor have we been notified by the lender of a technical default. Because the conversion prices vary with changes in the value of our common stock, the number of shares into which the outstanding notes payable and accrued interest are convertible will continue to vary, which may result in additional technical defaults if the price of our common stock decreases. As soon as we are able, we intend to request shareholder approval to increase the number of authorized shares of our common stock in order to satisfy our obligations to maintain sufficient authorized share reserves under the terms of our convertible notes. In addition, the two outstanding convertible notes also contain certain representations, warranties, covenants and other events of default, including in the case of one of the notes maintaining our common stock listing on the OTCQB exchange.

Revenue Based Factoring Agreements

During the year ended December 31, 2015, we entered into two revenue based factoring agreements with balances as of September 30, 2016 and December 31, 2015, as follows:

	September 30, 2016	December 31, 2015
Factoring agreement with Power Up Lending Group, Ltd. (“Power Up”) dated October 1, 2015, purchase price was $59,000. Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $76,700 is paid in full. A daily repayment amount of $457 is required to be made and is credited against the specified percentage due. As of September 30, 2016 and December 31, 2015, we paid $21,458 of the daily specified repayments and we had not made $9,588 of payments that were due. At September 30, 2016, and December 31, 201, $12,748 of deferred interest expense related to this agreement is included in current assets. (1) (2) (3)
	$55,242	$55,242

Factoring agreement with Power Up dated October 23, 2015, purchase price was $50,000. Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $69,000 is paid in full. A daily repayment amount of $548 is required to be made and is credited against the specified percentage due. As of September 30, 2016 and December 31, 2015, we paid $16,976 of the daily specified repayments and we had not made $10,952 of payments that were due. At September 30, 2016 and December 31, 2015, $14,326 of deferred interest expense related to this agreement is included in current assets. (2) (3)
	$52,024	$52,024
Total due to factor	$107,266	$107,266

(1)	We used the purchase price proceeds to satisfy in full the obligations under two convertible notes payable with embedded derivative liabilities.

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

(3)
We are currently in default under the terms of the two factoring agreements as we have not made the specified daily repayment amounts aggregating $20,540 and $107,266 as of December 31, 2015 and April 9, 2016, respectively, among other items. At September 30, 2016, we have not accrued any penalties or interest that might be due as a result of the defaults.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At September 30, 2016 and 2015, 1,000,000 shares and 0 shares of preferred stock were outstanding.

On August 15, 2016, William J. Delgado, our current Chief Executive Officer, agreed to convert $231,565 of indebtedness owed to him by the Company into 1,000,000 shares of convertible preferred stock (the “Preferred Stock”). The Preferred Stock has voting rights as to one (1) preferred share to four hundred (400) shares of the common stock of the Company. The Preferred Stock is convertible into common stock at any time after issuance into 37% of the outstanding common stock of the Company at the time of the conversion. The conversion to common can only take place when there are an adequate number of shares that are available and is subject to normal stock adjustments (i.e. stock splits etc.) that are executed by the Company in its normal course of business.

Common Stock

We are authorized to issue 650,000,000 shares of common stock, $0.001 par value per share. At September 30, 2016 and 2015, 530,806,571 and 530,806,571 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively.

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

The following is a summary of outstanding and exercisable warrants at September 30, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 9/30/16	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 9/30/16	Weighted Average Exercise Price
$0.15	1,000,000	1.3	$0.15	1,000,000	$0.15
$0.50	500,000	1.5	$0.50	500,000	$0.50
$0.15 to 0.50	1,500,000	1.40	$0.63	1,500,000	$0.63

The following is a summary of outstanding and exercisable warrants at December 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 12/31/15	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/15	Weighted Average Exercise Price
$0.15	1,000,000	2.3	$0.15	1,000,000	$0.15
$0.50	500,000	2.5	$0.50	500,000	$0.50
$1.00	1,000,000.8		$1.00	1,000,000	$1.00
$0.56	2,500,000	1.90	$0.37	2,500,000	$0.56

The intrinsic value of warrants outstanding at September 30, 2016 and 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

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

Stock-based compensation expense for the periods ended September 30, 2016 and 2015 is comprised as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Fair value expense of stock option grants	$-	101,445	$(74,807)	201,667
Fair value expense of restricted stock unit grants	-	-	(51,747)	-
Fair value expense of restricted stock grants	-	-	-	208,280
	$-	101,445	$(126,554)	409,947

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At September 30, 2016 we have outstanding 13,650,002 stock options which are fully-vested and at December 31, 2015, we have outstanding 15,100,000 stock options - 14,116,668 of which are fully-vested stock options that were granted to directors, officers and consultants and 1,983,332 of which are unvested stock options that were granted to directors, employees and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025. During 2016 the 983,332 unvested stock options were either forfeited due to employees leaving the Company, or cancelled by the Board due to performance levels not being met.

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
.
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

A summary of the stock option activity for our stock options plans for years ended September 30, 2016 and the nine months then ended is as follows:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding December 31, 2015	15,100,000	$0.18	8.4	-
Options granted	-	-	-	-
Options exercised	-			-

Forfeited in 2016	(1,449,998)	$0.01

Outstanding September 30, 2016	13,650,002	0.03	-	-
Exercisable at September 30 2016	13,650,002	$0.03	8.4	-
Unvested at September 30, 2016	-	-

During the three and nine months ended September 30, 2016 and 2015, we recorded stock-based compensation cost related to the outstanding stock options of $0 and $101,445 and ($74,807) and 201,667, respectively. At September 30, 2016 and 2015, respectively, the unamortized value of the outstanding stock options was $0 and $91,847. The intrinsic value of options outstanding at September 30, 2016 and 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

During the nine months ended September 30, 2016, 983,332 stock options that had not yet vested were forfeited.

Restricted Stock Units

A summary of RSU’s outstanding as of September 30, 2016 and changes during the nine months then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Nonvested at December 31, 2015	1,000,000	$(0.10)	-
Issued	--	-	-
Vested	-	-	-
Forfeited	(1,000,000)	-	-
Nonvested at September 30, 2016	--	-	$0.00

We recorded stock-based compensation expense related to these RSU’s of $0 and ($51,747) and $0 and $0 for the three and nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and 2015, respectively, there was $0 and $35,317 of total unrecognized stock-based compensation expense related to 1 million unvested RSU’s that will be recognized on a straight-line basis over the performance periods of the award through December 2017. The 1 million unvested RSU’s were forfeited during the nine months ended September 30, 2016. The aggregate intrinsic value of nonvested RSU’s was $0 at September 30, 2016.

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

					September 30, 2016
Name	Date of Grant	Number of Shares	Vest from	Vest To	Vested	Unvested	Forfeited

Mathew Kelley	4/17/13	1,250,000	4/30/13	3/31/14	1,250,000	-	-
	4/17/13	1,250,000	2/28/14	1/31/15	1,250,000	-	-

Richard J. Feldman	4/30/14	500,000	4/30/14	3/30/15	500,000	-	-
		500,000	4/30/15	3/30/16	375,000	-	125,000

Gary Gray	3/7/15	1,000,000	3/7/15	5/30/15	1,000,000

Ross Trevino	3/7/15	500,000	3/7/15	5/30/15	500,000
		5,000,000			4,875,000	-	125,000

A summary of restricted stock grants outstanding as of September 30, 2016 and December 31, 2015, and the changes during the year then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2015	125,000	0.40	$0.00
Granted	-	$-
Vested	-)	-
Forfeited	(125,000)	(0.40)	-
Nonvested at September 30, 2016	-	$-	$0.00

We recorded stock-based compensation expense related to these restricted stock grants of $0 and $208,280 for the nine months ended June 30, 2016 and 2015, respectively.

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

The restated changes for the consolidated balance sheets for September 30, 2015 is presented below:

	September 30, 2015	September 30, 2015	September 30, 2015
	As Originally Presented	Changes	Restated
Assets
Current Assets
Cash	$115,662	$-	$115,662
Accounts receivable	306,439	(299,999)	6,440
Inventory	-	19,471	19,471
Debt isuannces fees, net	940	(940)	-
Prepaid expenses	147,174	(18,332)	128,842
Total current assets	570,215	(299,800)	270,415

Property and equipment, net of accumulated depreciation	6,359	-	6,359
Deposits	2,415	18,332	20,747
Total assets	$578,989	$(281,468)	$297,521

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$141,598	$74	$141,672
Accrued expenses	171,107	(42)	171,065
Accrued Interest	76,473	-	76,473
Contingent liability	555,653	-	555,653
Convertible notes payable, net of discounts	312,071	(898)	311,173
Notes Payable	101,363	-	101,363
Total current liabilities	1,358,265	(866)	1,357,399

Derivative liability	600,327	161,149	761,476

Total Liabilities	1,958,592	160,283	2,118,875

Commitments and Contingencies (Note 6)

Stockholders’ deficit
Preferred stock	$-	$-	$-
Common stock	286,852	2,190	289,042
Additional paid-in capital	29,844,051	(599,845)	29,244,206
Accumulated deficit	(31,510,506)	155,904	(31,354,602)
Total stockholders’ deficit	(1,379,603)	(441,751)	(1,821,354)
Total liabilities and stockholders' deficit	$578,989	$(281,468)	$297,521

The restated changes for the statement of operations for the three months ended September 30, 2015 is presented below:

	For the Three Months Ended
	September 30
	2015	2015	2015
	As Originally Presented	Changes	(Restated)
Revenue	$254,587	-	254,587

Cost of revenue	278,676	(201,926)	76,750

Gross profit	(24,089)	201,926	177,837

Operating expenses
Selling, general and administrative expenses	526,369	(102,709)	423,660

Operating loss before other income(expense)	(550,458)	304,635	(245,823)

Other (income)/expense
Change in fair market value of derivatives	(230,099)	406,617	176,518
Loss on conversions of notes payable and accrued interest	406,617	(406,617)	-
Other Income	(600)	-	(600)
Loan Fees	-	28,693	28,693
Loss on extinguishment of debt	-	-	-
Finance Costs	-	163,735	163,735
Amortization of debt discount - Convertible Notes Payable	-	-	-
Amortization of debt discount - Factoring	-	-	-
Interest expense	208,636	(163,735)	44,901
	384,554	28,693	413,247

Loss before provision for income taxes	(935,012)	275,942	(659,070)

Provision for income taxes	-	-	-

Net loss	$(935,012)	$275,942	$(659,070)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	140,365,540	146,486,707	286,852,247

The restated changes for the statement of operations for the nine months ended September 30, 2015 is presented below:

	For the Nine Months Ended
	September 30
	2015	2015	2015
	As Originally Presented	Changes	(Restated)
Revenue	$633,810	-	$633,810

Cost of revenue	535,517	(319,575)	215,942

Gross profit	98,293	319,575	417,868

Operating expenses
Selling, general and administrative expenses	2,445,294	(831,124)	1,614,170

Operating loss before other income(expense)	(2,347,001)	1,150,699	(1,196,302)

Other (income)/expense
Change in fair market value of derivatives	(686,980)	406,617	(280,363)
Loss on conversions of notes payable and accrued interest	406,617	(406,617)	-
(Gain)loss on extinguishment of debt	22,170	(22,170)	-
Reduction of contingent consideration for purchase price	(280,461)	280,461	-
Ot-her Income	(190,840)	(184,359)	(375,199)
Loan Fees	-	142,538	142,538
Loss on extinguishment of debt	-	22,170	22,170
Finance Costs	-	1,294,793	1,294,793
Interest expense	1,377,436	(1,249,144)	128,292
	647,942	284,289	932,231

Loss before provision for income taxes	(2,994,943)	866,410	(2,128,533)

Provision for income taxes	-	-	-

Net loss	$(2,994,943)	$866,410	$(2,128,533)

Loss per common share - basic	$(0.03)	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic	119,425,067	167,427,180	286,852,247

NOTE 9 – SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events after the balance sheet date of September 30, 2016 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2016, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements and except as described below:

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

Results of Operations

Comparison of the nine months ended September 30, 2016 and September 31, 2015

A comparison of the Company’s operating results for the nine months ended September 30, 2016 and September 30, 2015 are as follows:

For the nine months ended September 30, 2016:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$8,437	$5,000	$949	$14,386
Cost of Sales	-	-	-	-
Gross Profit	8,437	5,000	949	14,386
Operating Expenses	77,982	142,964	13,215	234,161
Operating Income (Loss)	(69,545)	(137,964)	(12,266)	(219,775)
Other Income (Expenses)	46,955	-	-	46,955
Loss – Before Tax	$(116,500)	$(137,964)	$(12,266)	$(266,730)

For the nine months ended September 30, 2015:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$633,810	$633,810
Cost of Sales	-	-	215,942	215,942
Gross Profit	-	-	417,868	417,868
Operating Expenses	782,056	587,441	244,673	1,614,170
Operating Income (Loss)	(782,056)	(587,441)	(173,194)	(1,196,302)
Other Income (Expenses)	932,231	-	-	932,231
Loss – Before Tax	$(1,714,287)	$(587,441)	$(173,194)	$(2,128,533)

The variances between nine months ending September 30, 2016 and 2015 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$8,437	$5,000	$(632,864)	$(619,424)
Cost of Sales	-	-	(215,942)	(215,942)
Gross Profit	8,437	5,000	(416,919)	(403,482)
Operating Expenses	(704,074)	(444,477)	(231,458)	(1,380,009)
Operating Income (Loss)	712,511	449,477	(185,460)	976,527
Other Income (Expenses)	(885,276)	-	-	(885,276)
Loss – Before Tax	$1,597,787	$449,477	$(185,460)	$1,861,804

Revenues and Gross Margins

Revenues decreased by $619,424, or greater than 100%, from the prior year as a result of a decrease in vehicle sales.

Gross profit decreased by $403,482, or 97%, due to services sales not having any direct costs associated with them.

Operating Loss

Loss from operations for the nine months ended September 30, 2016 and 2015 was $219,775 and $1,196,302, respectively. The decrease in operating loss is primarily due to a decrease in all activities caused by a lack of outside funding.

Comparison of the three months ended September 30, 2016 and September 31, 2015

A comparison of the Company’s operating results for the nine months ended September 30, 2016 and September 30, 2015 are as follows:

For the three months ended September 30, 2016:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	99,282	297	-	99,579
Operating Income (Loss)	(92,282)	(297)	-	(99,579)
Other Income (Expenses)	(63,111)	-	-	(63,111)
Loss – Before Tax	$(36,171)	$(297)	$-	$(36,468)

For the three months ended September 30, 2015:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$254,587	$254,587
Cost of Sales	-	-	76,751	76,751
Gross Profit	-	-	(177,836)	(177,836)
Operating Expenses	205,065	130,608	87,987	423,660
Operating Income (Loss)	(205,065)	(130,608)	89,849	(245,824)
Other Income (Expenses)	413,247	-	-	413,247
Loss – Before Tax	$(618,313)	$(130,608)	$(89,849)	$(659,071)

The variances between three months ending September 30, 2016 and 2015 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$(254,587)	$(254,587)
Cost of Sales	-	-	(76,752)	(76,752)
Gross Profit	-	-	(177,835)	(177,835)
Operating Expenses	(105,782)	(130,311)	(87,987)	(324,080)
Operating Income (Loss)	105,782	130,311	(89,848)	146,245
Other Income (Expenses)	(476,358)	-	-	(476,358)
Loss – Before Tax	$582,141	$130,311	$(89,848)	$622,603

Revenues and Gross Margins

Revenues decreased by $254,587, or greater than 100%, from the prior year as a result of a decrease in vehicle sales.

Gross profit decreased by $177,835, or greater than 100%, due to services sales not having any direct costs associated with them.

Operating Loss

Loss from operations for the three months ended September 30, 2016 and 2015 was $99,579 and $245,824, respectively. The decrease in operating loss is primarily due to a decrease in all activities caused by a lack of outside funding.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2016, we had cash on hand of $0 and a working capital deficiency of $1,121,787 as compared to cash on hand of $115,662 and a working capital deficiency of $1,086,984 as of September 30, 2015. The decrease in working capital is mainly due to the overall reduction in our business activities and lack of outside funding.

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

Going Concern

The unaudited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended September 30, 2016 of approximately $32 million, as well as negative cash flows from operating activities. As of the balance sheet date, the Company did not have sufficient cash resources through 2016. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to meet its plans through December 31, 2018.

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

Working Capital Deficiency

	Nine Months Ended September 30,
	2016	2015
Current Assets	$26,858	$270,415
Current Liabilities	1,148,645	1,357,399
Working capital	$(1,121,787)	$(1,086,984)

The decrease in current assets from 2015 to 2016 is due to a decrease in cash of $115,662, accounts receivable of $6,440 and prepaid expenses of $106,244. The decrease in current liabilities is mainly due to a decrease in accrued expenses and contingent liabilities.

Cash Flows

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(2,944)	$(512,977)
Net cash used in investing activities	-	(1,890)
Net cash provided by financing activities	-	470,427
Decrease in cash	$(2,944)	$(44,440)

Operating Activities

Net cash used in operating activities was $2,944 for the nine months ended September 30, 2016 Cash used during the the period was mainly due to a net loss of $393,284 offset by an increase in accounts payable of $233,496.

Net cash used by operating activities was $512,977 for the nine months ended September 30, 2015. Cash used during the period was primarily due to a net loss of $2,128,533, offset change in fair value of derivative liability of $1,640,078, and stock-based compensation expense of $645,946.

Investing Activities

There was no cash used during the nine months ended September 30, 2016 for investing activities.

Net cash used in investing activities was $1,890 for the nine months ended September 30, 2015, for capital expenditures.

Financing Activities

There was no cash used during the nine months ended September 30, 2016 for financing activities.

For the nine months ended September 30,2015, net cash provided by financing activities was $470,427. Cash provided by financing activities was proceeds of convertible notes payable of $555,653 and notes payable of $135,393. The proceeds were offset, payments on convertible notes payable of $69,000 and payments on notes payable of $92,288.

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

Recent Accounting Standards

During the nine months ended September 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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