Form 10-K
period 2016-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2018-06-18
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,640,907.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was 559,084,905 shares of common stock as of June 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

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

Corporate History

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation. The merger was treated as a recapitalization of Global Digital Solutions, Inc., and Creative changed its name to Global Digital Solutions, Inc. (“GDSI”). We are focused in the area of cyber arms technology and complementary security and technology solutions. On October 22, 2012, we entered into an Agreement of Merger and Plan of Reorganization to acquire 70% of Airtronic USA, Inc. (“Airtronic”), a then debtor in possession under chapter 11 of the Bankruptcy Code once Airtronic successfully reorganized and emerged from bankruptcy (the “Merger”). During the period from October 2012 through November 2013, we were actively involved in the day to day management of Airtronic pending the completion of the Merger. The Merger did not occur and we ceased involvement with Airtronic. In December 2012 we incorporated GDSI Florida LLC (“GDSI FL”), a Florida limited liability company. Except for the payment of administrative expenses on behalf of the Company, GDSI FL has no business operations. In January 2013 we incorporated Global Digital Solutions, LLC, a Florida limited liability company. In November 2013, we incorporated GDSI Acquisition Corporation, a Delaware corporation. On June 16, 2014, we acquired North American Custom Specialty Vehicles, LLC into GDSI Acquisition Corporation, and changed the latter’s name to North American Custom Specialty Vehicles, Inc. (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas.

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

We are a holding company focused on the acquisition of companies in the security and specialty vehicles and services marketplace segments. We intend to pursue these identified segments in order to expand the Company through strategic acquisitions and the controlled internal growth of such acquisitions. Since the filing of our Form 10-K for the year ending 2015, as filed with the Securities & Exchange Commission (“SEC”) on May 31, 2018, we have been delinquent in filing of our financial reports with the SEC pursuant to The Securities Exchange Act of 1934 (the “Exchange Act”). Since that time, the focus of our business has evolved, and the below discussion is intended to show the chronology since that time to the date of the filing of this report.

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

Events Since December 31, 2015:

The following are events that have occurred since December 31, 2015:

Share Purchase and Sale Agreement for Acquisition “SPSA” of Grupo Rontan Electro Metalurgica, S.A.

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

Competition

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of other entities. A large number of established and well-financed entities, including venture capital firms, private equity firms and family offices, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company, and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

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

Subsidiaries

We currently have two subsidiaries including GSDI Florida, LLC and North American Custom Specialty Vehicles, Inc.

Employees

As of December 31, 2016, we had eight full-time employees and two part-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate of $20,032 per month, we estimate that our cash on hand as of June 14, 2018 will not be able to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

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

The markets for our products and services are expected to be characterized by rapid technological change and be highly competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the sale of our products and services will depend significantly upon the technological quality of our products and /services relative to those of our competitors, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. In order to develop such new products and services, we will depend upon close relationships with existing customers and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that we will be able to develop and market our products and services successfully or respond effectively to technological changes or new product and service offerings of our potential competitors. We may not be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with the respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended December 31, 2016, our net loss was $783,783. As of December 31, 2016, we had an accumulated deficit of $32,451,168 and a working capital deficit of $1,638,839. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain the necessary capital, we may have to cease operations. For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Dependence on financing and losses for the foreseeable future.

As of December 31, 2016, we had current liabilities of $1,925,697 and current assets of $26,858. We had a working capital deficiency of $1,898,839. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations, sell assets and will not be able to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

From January 1, 2016 through the date of this report, or June 14, 2018, the price per share of our common stock has ranged from a high of $0.015 to a low of $0.0007. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance as well as to conversions of dilutive debt instruments that we have issued to fund operations. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us, and negatively impact other aspects of our business, including our ability to raise the funds necessary to fund our operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of December 31, 2016, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the year ended December 31, 2016, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

Because our current directors, executive officers and one preferred stockholder beneficially hold 47.5% of our common stock, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of subscribers in our private placements.

Our current directors, executive officers and 5% or more stockholders beneficially own or control approximately 47.5% of our issued and outstanding shares of common stock as of June 14, 2018. Additionally, the holdings of our directors and executive officers preferred stock holders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons may have significant influence over and may control corporate actions requiring stockholder approval, irrespective of how the Company's other stockholders may vote, including the following actions:

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

If the price per share of our common stock at the time of exercise of any options, warrants or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2016, we had: (a) outstanding options to acquire shares our common stock at exercise prices ranging from $0.006 to $0.14 for 15,100,000 options, and an exercise price of $0.64 per share for 4.0 million options, (b) no outstanding warrants, and (c) convertible debt and accrued interest of $130,808 convertible into 311,446,571 shares of our common stock at $0.0044 per share. The number of shares and the conversion price for the convertible debt is subject to change based on changes in the price of our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

On January 1, 2015, NACSV renewed a lease agreement for one building under a year-to-year operating lease with monthly rent payments totaling $8,748 in January 2015 and $5,637 for February – December, 2015. The lease provides that either party may cancel it on thirty day notice. In January 2016, we terminated the lease. In September 2014, NACSV entered into a 12-month operating lease for a condominium for a vice president with monthly rent payments of $2,160, the lease expired and was not renewed.

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

Jeff Hull, Individually and on Behalf of All Others Similarly Situated v. Global Digital Solutions, Inc., Richard J. Sullivan, David A. Loppert, William J. Delgado, Arthur F. Noterman and Stephanie C. Sullivan United States District Court, District of New Jersey (Trenton), Case No. 3:16-cv-05153-FLW-TJB

On August 24, 2016, Jeff Hull, Individually and on Behalf of All Others Similarly Situated (“Hull”) filed suit in the United States District Court for the District of New Jersey against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”), David A. Loppert (“Loppert”), William J. Delgado (“Delgado”), Arthur F. Noterman (“Noterman”) and Stephanie C. Sullivan (“Stephanie Sullivan”) seeking to recover compensable damages caused by Defendants’ alleged violations of federal securities laws and to pursue remedies under the Securities Exchange Act of 1934. On January 18, 2018, pursuant to the Court’s December 19, 2017 Order granting Plaintiff Hull leave to file an amended Complaint, Plaintiff Hull filed a Second Amended Complaint against Defendants. On February 8, 2018, Defendants GDSI and Delgado filed a Second Motion to Dismiss the Complaint. On February 8, 2018, Defendant Loppert filed a Motion for Extension of Time to File an Answer. On February 13, 2018, Defendant Loppert filed a Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 20, 2018, Plaintiff Michael Perry (“Perry”) filed a Brief in Opposition to Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint and to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 26, 2018, Defendants GDSI and Delgado filed a Reply Brief to Plaintiff Michael Perry’s Brief in Opposition to their Motion to Dismiss the Second Amended Complaint. On February 26, 2018, Defendant Loppert filed a Response in Support of Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint. On March 12, 2018, Defendant Loppert filed a Reply Brief to Plaintiff Perry’s Brief in Opposition to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. To date, the Court has not issued a decision as to aforementioned Motions. Global Digital Solutions, Inc. and William J. Delgado intend to continue to vigorously defend against the claims asserted by Jeff Hull, Individually and on Behalf of All Others Similarly Situated

Securities and Exchange Commission v. Global Digital Solutions, Inc., Richard J. Sullivan and David A. Loppert United States District Court for the Southern District of Florida, Case No. 9:16-cv-81413-RLR

On August 11, 2016, the Securities and Exchange Commission (“SEC”) filed suit in the United States District Court for the Southern District of Florida against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”) and David A. Loppert (“Loppert”) to enjoin GDSI; Sullivan, GDSI’s former Chairman and CEO; and Loppert, GDSI’s former CFO from alleged further violations of the anti-fraud and reporting provisions of the federal securities laws, and against Sullivan and Loppert from alleged further violations of the certification provisions of the federal securities laws.

On October 12, 2016, Defendant GDSI filed its First Answer to the Complaint. On November 9, 2016, Defendant Sullivan filed a Letter with the Court denying all allegations regarding the case. On December 15, 2016, the SEC filed a Motion for Judgment and Notice of Filing of Consent of Defendant Loppert to entry of Final Judgment by the SEC. On December 19, 2016, the Court entered an order granting the SEC’s Motion for Judgment as to Defendant Loppert. On December 21, 2016, the SEC filed a Notice of Settlement as entered into by it and Defendants GDSI and Sullivan. On December 23, 2016, the Court entered an Order staying the case and directing the Clerk of the Court to close the case for statistical purposes per the December 21, 2016 Notice of Settlement. On March 7, 2017, the SEC moved for a Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant GDSI to Entry of Judgment by the SEC. On March 13, 2017, the Judge signed the Judgment as to Defendant GDSI and it was entered on the Court’s docket. On April 6, 2017, the SEC moved for a final Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant Sullivan. On April 10, 2017, the Judge signed the final Judgment as to Defendant Sullivan and it was entered on the Court’s docket. On December 21, 2017, the SEC moved for a final Judgment and Notice of Filing Consent of Defendant GDSI to Entry of Final Judgment. On January 2, 2018, the Judge signed the Final Judgment as to Defendant GDSI and it was entered on the Court’s docket. The amount of the judgement is One Hundred Thousand Dollars ($100,000.00) plus interest, which is included in sales, general and administrative expenses on the accompanying consolidated statement of operations.

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

In the Matter of GLOBAL DIGIT AL SOLUTIONS, INC., ADMINISTRATIVE PROCEEDING File No. 3-18325. Administrative Proceeding Before the Securities and Exchange Commission.

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

Holders of Common Stock

As of December 31, 2016, there were 186 shareholders of record of our common stock. As of such date, 530,431,571 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

The following transactions affected the Company’s Stockholders’ Equity (Deficiency) for year ended December 31, 2016:

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

There were no Sales of Unregistered Securities during the year ended December 31, 2016.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2016.

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

Significant Events During Fiscal Year Ended December 31, 2016

Share Purchase and Sale Agreement for Acquisition of Grupo Rontan Electro Metalurgica, S.A.

Effective October 13, 2015, the Company (as “Purchaser”) entered into the SPSA dated October 8, 2015 with Joao Alberto Bolzan and Jose Carlos Bolzan, both Brazilian residents (collectively, the “Sellers”) and Grupo Rontan Electro Metalurgica, S.A., a limited liability company duly organized and existing under the laws of Federative Republic of Brazil (“Rontan”) (collectively, the “Parties”), pursuant to which the Sellers agreed to sell 100% of the issued and outstanding shares of Rontan to the Purchaser on the closing date (the “Rontan Transaction”.)

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

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2016 and December 31, 2015

A comparison of the Company’s operating results for the fiscal years ended December 31, 2016 and December 31, 2015 are as follows:

For the year ended December 31, 2016:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$14,386	$14,386
Cost of Sales	-	-	-	-
Gross Profit	-	-	14,386	14,386
Operating Expenses	443,151	142,964	13,215	599,33
Operating Income (Loss)	(443,151)	(142,964)	1,171	(584,944)
Other Income (Expenses)	458,839	-	-	458,839
Loss – Before Tax	$(901,990)	$(142,964)	$1,171	$(1,043,783)

For the year ended December 31, 2015:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$641,578	$641,578
Cost of Sales	-	-	(581,746)	(581,746)
Gross Profit	-	-	(194,183)	(194,183)
Operating Expenses	644,971	761,423	390,111	1,796,505
Operating Income (Loss)	(644,971)	(761,423)	(330,279)	(1,736,673)
Other Income (Expenses)	952,654	-	-	952,654
Loss – Before Tax	$(1,597,625)	$(761,423)	$(330,279)	$(2,689,327)

The variances between fiscal years ending December 31, 2016 and 2015 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$627,192)	$(627,192)
Cost of Sales	-	-	581,746	581,746
Gross Profit	-	-	(45,446)	(45,446)
Operating Expenses	(201,820)	(618,459)	(376,896)	(1,197,175)
Operating Income (Loss)	201,820	618,459	331,450	1,151,729
Other Income (Expenses)	(493,815)	-	-	(493,815)
Loss – Before Tax	$695,635	$618,459	$331,450	$1,645,544

Revenues and Gross Margins

Revenues decreased by $627,192, or 98%, from the prior year as a result of the shut-down refurbished vehicle sales.

Gross profit decreased by $45,446, or 76%, due the lack of cost of sales incurred from shutting down refurbished vehicle sales.

Operating Loss

Loss from operations for the years ended December 31, 2016 and 2015 was $584,944 and $1,736,673, respectively. The decrease in operating loss is primarily due to the shut-down of operations, pending settlement of various legal actions.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2016, we had no cash on hand and a working capital deficiency of $1,898,839, as compared to cash on hand of $2,944 and a working capital deficiency of $964,987 as of December 31, 2015. The decrease in working capital is mainly due to the overall reduction in our business activities and lack of outside funding.

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

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2016 of $32,451,168 as well as negative cash flows from operating activities. As of the balance sheet date, the Company did not have sufficient cash resources through 2016. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to meet its plans through December 31, 2018.

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

Working Capital Deficiency

	December 31,
	2016	2015
Current Assets	$26,858	$106,316
Current Liabilities	1,925,697	1,071,303
Working capital	$(1,898,839)	$(964,987)

The decrease in current assets from 2015 to 2016 is due to a decrease in cash, accounts receivable and inventory. The increase in current liabilities is mainly due to increases in Accounts Payable and Due to Officer during the year ended December 31, 2016.

Cash Flows

	December 31,
	2016	2015
Net cash used in operating activities	$2,944	$(767,389)
Net cash used in investing activities	-	(1,890)
Net cash provided by financing activities	-	612,122
Increase (decrease) in cash	$(2,944)	$(157,158)

Operating Activities

Net cash provided in operating activities was $2,944 for the year ended December 31, 2016. Cash provided during the year ended December 31, 2016 was primarily due to the increase in prepaid expenses $76,514 and accounts payable $192,908, offset by a net loss of $783,783.

Net cash used in operating activities was $767,389 for the year ended December 31, 2015. Cash used during the year ended December 31, 2015 was primarily due to the change in stock-based compensation expense of $788,015, change in fair value of derivative of $450,717, debt discount amortization of $1,099,086, offset by the net loss of $2,689,331.

Investing Activities

For the year ended December 31, 2016, there was no cash used for investing activities.

For the year ended December 31, 2015, net cash used by investing activities was $1,890. Cash used for investing activities was for capital expenditures.

Financing Activities

For the year ended December 31, 2016, there was no cash used for financing activities.

For the year ended December 31, 2015, net cash provided by financing activities was $612,122 Cash provided by financing activities was mainly due to the proceeds from convertible notes of $670,250.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recent Accounting Standards

During the year ended December 31, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, William Delgado, who is our Chief Executive Officer (Principal Executive Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of William Delgado serving as our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of December 31, 2016, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, 2016, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

The information required by this section is disclosed in Part II, Item 5.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the directors and executive officers of the Company as of December 31, 2016. Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Position Held with Company	Age	Date First Elected or Appointed
William J. Delgado	Chief Executive Officer, Chairman of the Board	56	May 13, 2016
Jerome J. Gomolski	Chief Financial Officer	67	April 10, 2015
Gary A. Gray	Vice President, Chief Technology Officer	64	August 12, 2013

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

On May 13, 2016, Mr. Delgado assumed the role of Chief Executive Officer and Chairman of the Board of Directors and currently serves in that position.

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

Committees of the Board

Our Board of Directors held no formal meeting in the year-ended December 31, 2016. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the Company.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2016, none of our greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the years ended December 31, 2016 and 2015 for our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (6) ($)	Option Awards (6) ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (7) ($)	Total ($)
Richard J. Sullivan	2016	-	-	-	-	-	-	-	-
Chairman, CEO, President and Assistant Secretary (1)	2015	120,000	-	-	24,000	-	-	-	144,000
Jerome J. Gomolski	2016	16,668	-	-	14,816	-	-	-	31,484
Chief Financial Officer (2)	2015	41,186	-	-	56,000	-	-	-	97,186
David A. Loppert,	2016	-	-	-	-	-	-	-
Executive Vice President, CFO, Treasurer and Secretary (3)	2015	20,000	-	-	-	-	-	-	20,000
William J. Delgado,	2016	70,000	-	-	20,740	-	-	-	90,740
Director, Former President,Chief Executive Officer & Chief Financial Officer,currently Executive Vice President (4)	2015	-	-	-	76,000	-	-	-	76,000
Gary A. Gray,	2016	-	-			-	-	-
Vice President, Chief Technology Officer (5)	2015	24,000	-	40,000	6,000	-	-	-	70,000

(1)	Mr. Sullivan was appointed Chairman, CEO, President and Assistant Secretary on August 12, 2013. He resigned May 13, 2016.

(2)	Mr. Gomolski joined the company as Chief Financial Officer of our subsidiary, NACSV, on January 5, 2015. He was appointed the Company’s Chief Financial Officer effective April 10, 2015.

(3)	Mr. Loppert was appointed Executive Vice President, CFO, Treasurer and Secretary on August 12, 2013. Mr. Loppert retired effective April 10, 2015.

(4)
Mr. Delgado was appointed Chief Executive Officer and Chairman of the Board on May 13, 2016. He was appointed Executive Vice President on August 12, 2013. Prior thereto he served as our CEO, President and Chief Financial Officer.

(5)	Mr. Gray was appointed Vice President, Chief Technology Officer on August 12, 2013.

(7)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with ASC 718. These amounts represent restricted stock awards and stock options granted to the named executive officers, and do not reflect the actual amounts that may be realized by those officers. In 2016, we granted stock options to Vox Equity Partners, LLC with a fair value of $24,000.

Key Employee Employment Agreements

We have one employment agreement with Chief Executive Officer, William Delgado.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information as of December 31, 2016 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers:

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Jerome J. Gomolski	500,000	-	-	0.10	4/1/2025	-	-	-	-
Jerome J. Gomolski	1,000,000	-	-	0.006	11/30/2025	-	-	-	-
William J. Delgado	500,000	-	-	0.14	3/31/2025	-	-	-	-
William J. Delgado	750,000	-	-	0.008	12/14/2025	-	-	-	-

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

2016 Option Exercises and Stock Vested

The following table provides information regarding options exercised and restricted stock that vested in the year ended December 31, 2016 for our named executive officers:

	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Richard J. Sullivan	-	-	-	-
Jerome J. Gomolski	-	-	-	-
David A. Loppert	-	-	-	-
William J. Delgado	-	-	-	-
Gary A. Gray	-	-	1,000,000	40,000
Gary A. Gray	-	-	-	-
Jennifer S. Carroll	-	-	-	-

(1)	The amount represents the grant date fair value expense amortized in 2016, and does not reflect the actual amount that may be realized by those officers.

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

Director Compensation

We do not have a compensation arrangement in place for members of our Board and we have not finalized any plan to compensate directors in the future for their services as directors. We anticipate that we will develop a compensation plan for our independent directors in order to attract qualified persons and to retain them. We expect that the compensation arrangements will generally be comprised of equity awards and cash for reimbursement of expenses only; however exceptions may be made if circumstances warrant. The following table sets forth for each director certain information concerning his compensation for the year ended December 31, 2016.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Valueand Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Arthur F. Noterman(4)	-	-	-	-	-	-	-
Stephanie C. Sullivan(4)	-	-	-	-	-	-	-
Stephen L. Norris (5)	-	-	-	-	-	-	-

(1)	Does not include directors who are named executive officers whose compensation is reflected in the Summary Compensation Table above.

(2)	Represents the fair value of the restricted stock unit award as of the grant date as computed in accordance with ASC 718, and does not reflect the actual amount that may be realized.

(3)	Represents the fair value of the award as of the grant date as computed in accordance with ASC 718, and does not reflect the actual amounts that may be realized.

(4)	On May 13, 2016, Arthur Noterman and Stephanie Sullivan resigned and forfeited Non-Equity Compensation.

(5)	Effective as of July 2, 2014, Stephen L. Norris was appointed a director of the Company In July 2014 and resigned in January 2016.

None of our directors exercised options during the year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Common Stock as of May 31, 2018 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of May 31, 2018, there were 559,084,905 shares of Common Stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner (6)	Amount and Nature of Beneficial Ownership	Percent of Class(1)(2)
Common Stock	Richard J. Sullivan (2)	30,240,000 Direct	5.4%
Common Stock	William J. Delgado (4)	3,322,032 Direct	0.5%
Common Stock	Ross L. Trevino	9,500,000 Direct	1.7%
Common Stock	Jerome A. Gomolski (5)	-	-
	Total Beneficial Holders as a Group	43,062,032 Direct	7.6%

(1)
Applicable percentages are based on 559,084,905 shares outstanding as of May 31, 2018 and includes issued and outstanding shares of common stock as well as vested but unissued restricted shares. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting power.

(2)
Includes (a) 3,000,000 currently exercisable stock options, (b) 3,000,000 shares owned by Bay Acquisition Corp., an entity controlled by Mr. Sullivan, and (c) 530,000 shares owned by Mr. Sullivan's minor son.

(4)	Includes (a) 3,221,032 shares owned by Bronco Communications, LLC, an entity which Mr. Delgado controls and (b) 101,000 shares owned by Mr. Delgado's minor daughter.

(5)	Mr. Gomolski has 1,500,000 stock options of which all have vested.

(6)	The address of record is c/o Global Digital Solutions, Inc., 777 South Flagler Drive, Suite 800 West Tower, West Palm Beach, FL 33401

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of December 31, 2016, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any of the following persons had or will have a direct or indirect material interest:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by our independent accounting firm, Turner, Stone & Company, LLP (“TSC”), for the years ended December 31, 2016 and 2015 were $22,500 and $40,000, respectively.

Other Fees

There were no other services provided by TSC during the years ended December 31, 2016 and 2015.

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
Date: June 18, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ William J. Delgado	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 18, 2018
William J. Delgado

/s/ Jerome J. Gomolski	Chief Financial Officer	June 18, 2018
Jerome J. Gomolski	(Principal Financial Officer and Principal Accounting Officer)

/s/ William J. Delgado	Director, Executive Vice President	June 18, 2018
William J. Delgado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Global Digital Solutions, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Global Digital Solutions, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
June 15, 2018

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

Assets
Current Assets
Cash	$-	$2,944
Accounts receivable	4,261	4,261
Prepaid expenses	22,597	99,111
Total current assets	26,858	106,316

Property and equipment, net of accumulated depreciation of $24,463 and $19,543	-	4,920
Deposits	2,415	2,415
Total assets	$29,273	$113,651

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$550,106	$357,198
Accrued expenses	414,498	197,300
Convertible notes payable, net of disounts of $0 and $18,219, respectively	108,991	90,772
Due to factor, net of discount of $0 and $16,160, respectively	107,266	91,106
Due to Officer	60,925	-
Financed insurance policy	11,187	64,847
Derivative liability	672,724	270,080
Total current liabilities	1,925,697	1,071,303

Total Liabilities	1,925,697	1,071,303

Commitments and Contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 and 0 shares issued and outstanding, respectively	$1,000	$-
Common stock, $0.001 par value, 650,000,000 shares authorized, 530,806,571 shares issued and outstanding	530,807	530,807
Additional paid-in capital	30,282,937	30,178,926
Accumulated deficit	(32,711,168)	(31,667,385)
Total stockholders’ deficit	(1,896,424)	(957,652)
Total liabilities and stockholders' deficit	$29,273	$113,651

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015

Revenue	$14,386	$641,578

Cost of revenue	-	581,746

Gross profit	14,386	59,832

Operating expenses
Selling, general and administrative expenses	599,330	1,796,506

Operating loss before other (income) expense	(584,944)	(1,736,674)

Other (income) expense
Change in fair value of derivative liability	402,643	450,717
Change in fair value of contingent liabilities		(648,614)
Finance Costs	-	397,859
Amortization of debt discount - convertible notes payable	18,219	652,031
Amortization of debt discount - related party notes	-	28,656
Amortization of debt discount - Factoring	16,160	20,540
Interest expense	21,817	51,468
Total other (income) expense	458,839	952,657

Loss from operations before provision for income taxes	(1,043,783)	(2,689,331)

Provision for income taxes	-	-

Net loss	$(1,043,783)	$(2,689,331)

Loss per common share - basic	$(0.00)	$(0.01)

Weighted average common shares outstanding
Basic	530,806,571	208,438,345

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	-	$-	108,291,855	$108,292	$27,956,677	$(28,978,054)	(913,086)
Stock-based compensation	-	-	2,562,501	2,563	785,452		788,015
Common stock and warrants issued for services	-	-	587,925	588	68,470		69,058
Common Stock issued upon conversion of Convertible Notes Payable			419,364,290	419,364	1,358,547		1,777,911
Beneficial conversion feature of convertible notes	-	-			9,780		9,780
Net loss	-	-				(2,689,331)	(2,689,331)
Balance, December 31, 2015	-	-	530,806,571	$530,807	$30,178,926	$(31,667,385)	$(957,652)
Preferred Stock issued for related party debt	1,000,000	1,000			230,565		231,565
Stock-based compensation					(126,554)		(126,554)
Net loss	-	-				(1,043,783)	(1,043,783)
Balance, December 31, 2016	1,000,000	$1,000	530,806,571	$530,807	$30,282,937	$(32,711,168)	$(1,896,424)

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
	December 31,
	2016	2015
Operating Activities
Net loss	$(1,043,783)	$(2,689,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,920	6,010
Stock- based compensation	(126,554)	788,015
Common stock and warrants issued in payment of services	-	69,058
Change in fair value of derivative liability	402,644	450,717
Beneficial conversion feature of debt and warrant	-	9,780
Amortization of debt discount	34,379	1,099,086
Accounts receivable	-	(1,861)
Inventory	-	57,877
Prepaid expenses	76,514	(17,613)
Accounts payable	192,908	75,471
Accrued expenses	448,763	26,959
Deposits	-	467
Financed insurance policy	(53,660)	6,589
Due to Officer	60,925
Contingent consideration payable	-	(648,614)
Net cash used in operating activities	(2,944)	(767,390)

Investing Activities
Capital expenditures	-	(1,890)

Net cash used in investing activities	-	(1,890)

Financing Activities
Proceeds from convertible notes	-	670,250
Payment on convertible notes	-	(59,331)
Proceeds from factor	-	109,000
Repayments to factor	-	(38,434)
Payment on related party convertible notes	-	(69,363)
Net cash provided by financing activities	-	612,122

Net decrease in cash	(2,944)	(157,158)
Cash at beginning of year	2,944	160,102

Cash at end of year	$-	$2,944

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$17,143	$7,088
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities
Purchase of NACSV with common shares	$-	$1,081,945
Preferred shares issued in exchange for debt with related party	$231,565	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc. (“the Company”, “we”), Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. On May 1, 2012, we made the decision to wind down our operations in the telecommunications area and to refocus our efforts in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013 we were actively involved in managing Airtronic USA, Inc., and effective as of June 16, 2014 we acquired North American Custom Specialty Vehicles (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas. The Company has been dormant since December 31, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the year ended December 31, 2016 incurred a net loss of $783,783 and used net cash of $2,944 to fund operating activities. At December 31, 2016, the Company had no cash , an accumulated deficit of $32,451,168, a working capital deficit of $1,898,839 and stockholders’ deficit of $1,925,698. We have funded our activities to date almost exclusively from equity and debt financings.

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

We are in default under the terms of our loan agreements, as more fully discussed in Note 6. We need to raise additional funds immediately and continue to raise funds until we begin to generate sufficient cash from operations, and we may not be able to obtain the necessary financing on acceptable terms, or at all.

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

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million, as further detailed in Note 12.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the derivative liability valuation, deferred tax asset and valuation allowance, and assumptions used in Black-Scholes-Merton, or BSM, or other valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

Income Taxes

Income taxes are accounted for based upon an asset and liability approach. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2016 and 2015. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 34% to 21% effective January 1, 2018. The Company will continue to analyze the provisions of the Tax Reform Law to assess the impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. As of December 31, 2016 and 2015, Management believed all amounts fully collectible.

Prepaid expenses

Prepaid expenses consist primarily of prepaid insurance, which is amortized on a straight-line basis over the policy period.

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

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

●
Level 1 – Quoted prices in active markets for identical assets or liabilities

●
Level 2 –Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly
.
●
Level 3 – Significant unobservable inputs that cannot be corroborated by market data.

Derivative Financial Instruments

We account for these conversion options embedded in the convertible notes payable to third parties in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC’) 815, “Derivatives and Hedging”. Subtopic ASC 815-15, Embedded Derivatives generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free standing derivative financial instruments. Derivative liabilities are recognized in the consolidated balance sheet at fair value as Derivative Liabilities and based on the criteria specified in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Equity. The estimated fair value of the derivative liabilities is calculated using various assumptions and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as Change in fair value of derivative liabilityin the consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting, as applicable. Derivative instrument liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument would be required within twelve months of the balance sheet date.

Convertible Securities

Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities. We will evaluate our contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to our inability to demonstrate we have sufficient shares authorized and unissued, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would result in the instrument issued latest being reclassified first.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Year ended December 31,
	2016	2015

Convertible notes and accrued interest	311,446,571	48,193,462
Stock options	13,116,668	15,100,000
Warrants	1,500,000	2,500,000
Vested but unissued restricted stock awards	--	375,000
Restricted stock units	--	1,000,000
Potentially dilutive securities	326,063,239	67,168,462

Stock Based Compensation

In accordance with ASC 718, "Compensation – Stock Compensation” the Company measures the cost of employee services received in exchange for share-based compensation measured at the grant date fair value of the award.

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

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and classified as a discount to the related loan and amortized using the effective interest method over the term of the related loan. The Company recognized $16,160 and $20,540 of expense related to the amortization of deferred financing costs during the years ended December 31, 2016 and 2015, respectively.

Inventory

The Company orders inventory/components upon receipt of a signed purchase order from a customer. The Company did not have any inventory at December 31, 2016 or 2015. Previously, the Company utilized lower of cost (first-in, first-out) or market method.

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

NOTE 3 - ACQUISITIONS

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

The Institutional Investor has committed to invest sufficient capital to facilitate the transaction, subject to receipt of the Opinion, as well as the ability to acquire 100% of the outstanding stock of Rontan at a price of $200 million BR, and the Company can acquire 100% of all real estate held by Rontan.

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

On April 25, 2018, the Note of Filing Proposed Summons was completed by the Company. On April 26, 2018, a summons was issued to Grupo Rontan Electro Metalurgica, S.A. Also, on May 15, 2018 the Company filed a motion for Issuance of Letters Rogatory.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts for years ended December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Accrued compensation to executive officers and employees	$86,668	$151,565
Accrued Interest	21,817	17,143
Accrued professional fees	46,013	28,592
Total accrued expenses	$154,498	$197,300

NOTE 5 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at December 31, 2016 and December 31, 2015. The derivative liability is a Level 3 fair value measurement.

The following is a summary of activity of Level 3 liabilities during the years ended December 31:

	2016	2015
Balance at beginning of year	$270,080	$-
Initial fair value of embedded derivative liabilities of convertible notes payable issued during 2015		1,068,109
Change in fair value	402,644	(798,029)
Balance at end of year	$672,724	$270,080

Embedded Derivative Liabilities of Convertible Notes

The initial fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 0.08%; expected life -.49 years: volatility - 339%; dividend rate – 0%. At December 31, 2015, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 0.16%; term - .25 years; volatility - 224%; dividend rate – 0%. At December 31, 2016, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 0.51%; term - .25 years; volatility – 287%; dividend rate – 0%.

NOTE 6 – NOTES PAYABLE

Convertible Notes Payable with Embedded Derivative Liabilities (Conversion Options)

During the year ended December 31, 2015, we entered into nine convertible notes payable with embedded derivative liabilities (conversion options) with an aggregate principal balance of $670,250. At December 31, 2016 and 2015, respectively, two of these notes were outstanding as follows:

	December 31, 2016	December 31, 2015
Convertible note payable for $78,750 to LG Capital Funding, LLC (“LG Capital”) dated January 16, 2015, due January 16, 2016, of which $38,829 was repaid by conversion as of December 31, 2015, bearing interest at the rate of 8% per annum. Note may be converted by LG Capital into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. (1) (2) (3)	$39,921	$39,921

Convertible note payable for $250,000 to JMJ Financial (“JMJ”) of which $82,500 was deemed funded on January 28, 2015 and $27,500 was deemed funded on April 20, 2015, of which $40,930 was repaid by conversion as of December 31, 2015. The note was issued with an original issue discount of 10% of amounts funded. The principal amount matures 24 months from the date of each funding, had a one-time 12% interest charge as it was not repaid within 90 days of the effective date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trade price in the 25 trading days prior to conversion. JMJ has the option to finance additional amounts up to the balance of the $250,000 during the term of the note. (1) (2) (4)
	$69,070	$69,070
Total convertible notes payable	$108,991	$108,991

(1)	The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date.

(2)
Note was due on January 16, 2016. We have not yet repaid this note and it is, therefore, in default. We have also not maintained the required number of shares of our common stock in reserve for this note as more fully discussed below.

(3)	On December 12, 2017, LG Capital Funding, LLC and the Company entered into a Convertible Note Redemption Agreement to pay back the balance owed as further discussed below.

(4)	On December 13, 2017, JMJ Financial and the Company entered into a Repayment Agreement to pay back the balance owed as fully discussed below.

Under the terms of the two convertible promissory notes outstanding at December 31, 2016 and 2015, we are required to maintain a minimum number of shares of our common stock in reserve for conversions. In the case of the note with JMJ, the reserve amount is set at 26,650,000 shares of our common stock. However, under the terms of the note with LG Capital we are required to maintain a minimum share reserve equal to four times the potential number of shares of our common stock issuable upon conversion, or 514,438,096 and 66,204,427 shares at December 31, 2016 and 2015, respectively. As a result of declines in the fair value of our common stock, we did not have sufficient authorized shares to maintain this required four times share reserve at December 31, 2016 and 2015. Accordingly, the note holder had the right to accelerate the payment due (approximately $21,817 and $43,033 of interest was due at December 31, 2016 and 2015, respectively). In addition, they have the right to require that additional shares and/or monies be paid in connection with this technical default. At December 31, 2016 and 2015, we have not accrued any penalties or penalty interest associated with this note, nor have we been notified by the lender of a technical default. Because the conversion prices vary with changes in the value of our common stock, the number of shares into which the outstanding notes payable and accrued interest are convertible will continue to vary, which may result in additional technical defaults if the price of our common stock decreases. As soon as we are able, we intend to request shareholder approval to increase the number of authorized shares of our common stock in order to satisfy our obligations to maintain sufficient authorized share reserves under the terms of our convertible notes. In addition, the two outstanding convertible notes also contain certain representations, warranties, covenants and other events of default, including in the case of one of the notes maintaining our common stock listing on the OTCQB exchange.

At inception the total estimated fair value of the embedded derivative liability associated with the conversion options of all nine such convertible notes payable issued during 2015 was $1,068,109 of which $670,250 was classified as a debt discount and amortized under the effective interest method during the year ended December 31, 2015, and $397,859 was immediately recognized as financing costs upon issuance, as it exceeded the principal balance of the related notes. During 2015, we recognized a gain on the change in the fair value of the derivative liability of $798,029. During 2015, we issued 419,364,290 shares of our common stock upon conversions of principal and accrued interest totaling $529,165. The derivatives were revalued as of December 31, 2016, at $672,724, and a change in fair value of $402,644 recognized in the Statement of Operations for the year ended December 31, 2016 (see Note 5).

During the year ended December 31, 2015, we used $59,000 of proceeds from a revenue based factoring agreement to repay in cash two of the convertible notes payable. The factoring agreement is more fully discussed below.

During the year ended December 31, 2017, we entered into a Convertible Note Redemption Agreement with LG Capital Funding, LLC. The Company shall wire redemption payment as follows:

●
$6,500 by December 29, 2017
●
$6,500 by January 31, 2018
●
$6,500 by February 28, 2018
●
$25,000 by March 30, 2018
●
The remaining balance by April 30, 2018.

During the year ended December 31, 2017, we entered into a Repayment Agreement with JMJ Financial. The Company agreed to repay the balance as follows by wire:

●
$12,500 within five business days of the Issuer securing funding, provided that such payment shall be made on January 31, 2018.
●
$12,500 within 45 days after the first payment.
●
$12,500 within 45 days after the second payment.
●
$47,014 within 30 days after the third payment.

Revenue Based Factoring Agreements

During the year ended December 31, 2015, we entered into two revenue based factoring agreements as follows:

	December 31, 2016	December 31, 2015
Factoring agreement with Power Up Lending Group, Ltd. (“Power Up”) dated October 1, 2015, purchase price was $59,000. Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $76,700 is paid in full. A daily repayment amount of $457 is required to be made and is credited against the specified percentage due. As of December 31, 2015, we paid $21,458 of the daily specified repayments and we have not made $9,588 of payments that were due through December 31, 2015. At December 31, 2016 and 2015, respectively, $0 and $8,112 of deferred financing costs related to this agreement is classified as a discount. (1) (2) (3)
	55,242	$55,242

Factoring agreement with Power Up dated October 23, 2015, purchase price was $50,000. Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $69,000 is paid in full. A daily repayment amount of $548 is required to be made and is credited against the specified percentage due. As of December 31, 2015, we paid $16,976 of the daily specified repayments and we have not made $10,952 of payments that were due through December 31, 2015. At December 31, 2016 and 2015, respectively, $0 and $8,048 of deferred financing costs related to this agreement is classified as a discount. (2) (3)
	52,024	$52,024
Total due to factor	$107,266	$107,266

(1)	We used the purchase price proceeds to satisfy in full the obligations under two convertible notes payable with embedded derivative liabilities.

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

(3)
We are currently in default under the terms of the two factoring agreements as we have not made the specified daily repayment amounts aggregating $20,540 and $107,266 as of December 31, 2016. At December 31, 2015 and December 31, 2016, we have not accrued any penalties or interest that might be due as a result of the defaults. The default was settled on September 13, 2017, and judgement paid in full as of May 15, 2018.  See Note 7.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On October 12, 2016, Defendant GDSI filed its First Answer to the Complaint. On November 9, 2016, Defendant Sullivan filed a Letter with the Court denying all allegations regarding the case. On December 15, 2016, the SEC filed a Motion for Judgment and Notice of Filing of Consent of Defendant Loppert to entry of Final Judgment by the SEC. On December 19, 2016, the Court entered an order granting the SEC’s Motion for Judgment as to Defendant Loppert. On December 21, 2016, the SEC filed a Notice of Settlement as entered into by it and Defendants GDSI and Sullivan. On December 23, 2016, the Court entered an Order staying the case and directing the Clerk of the Court to close the case for statistical purposes per the December 21, 2016 Notice of Settlement. On March 7, 2017, the SEC moved for a Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant GDSI to Entry of Judgment by the SEC. On March 13, 2017, the Judge signed the Judgment as to Defendant GDSI and it was entered on the Court’s docket. On April 6, 2017, the SEC moved for a final Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant Sullivan. On April 10, 2017, the Judge signed the final Judgment as to Defendant Sullivan and it was entered on the Court’s docket. On December 21, 2017, the SEC moved for a final Judgment and Notice of Filing Consent of Defendant GDSI to Entry of Final Judgment. On January 2, 2018, the Judge signed the Final Judgment as to Defendant GDSI and it was entered on the Court’s docket. The amount of the judgement is One Hundred Thousand Dollars ($100,000.00) plus interest, which is included in sales, general and administrative expenses on the accompanying consolidated statement of operations..

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

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000.00) of which the first payment of Ten Thousand Dollars ($10,000.00) has been paid. The $40,000 is included in accounts payable as of December 31, 2017.

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

Consulting agreements

The Company entered into two consulting agreements in May 2016, for services to be provided in connection towards the resolution of the Rontan lawsuit (Note 3). The consulting agreements includes a monthly retainer payment of $10,000 to each consultant. The agreement also includes consideration of 5,000,000 shares of restricted common stock of the Company, plus a 5% cash consideration of the Resolution Progress Funding, (defined as upon the retention of legal counsel and receipt of funding for the litigation), as of the Resolution Progress Funding date and 10,000,000 shares of restricted common stock of the Company and a 5% cash consideration of the Resolution Funding amount (defined as a settlement or judgement in favour of the Company by Rotan), at the Resolution Funding date. The Resolution Progress funding was met on December 22, 2017, as more fully discussed in Note 12.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At December 31, 2016 and 2015, 1,000,000 shares and 0 shares of preferred stock were outstanding, respectively.

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

Common Stock

We are authorized to issue 650,000,000 shares of common stock, $0.001 par value per share. At both December 31, 2016 and 2015, 530,806,571 shares were issued, outstanding, or vested but unissued under stock compensation plans.

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

All warrants are exercisable at any time through the date of expiration. All agreements provides for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis. The warrants expired unexercised on the dates of expiration, as shown above.

The following is a summary of outstanding and exercisable warrants at December 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 12/31/16	Weighted Average Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/16	Weighted Average Exercise Price
$0.15	1,000,000.92		$0.06	1,000,000	$0.06
$0.50	500,000.52		$0.31	500,000	$0.31
$0.15 to 0.50	1,500,000	1.44	$0.37	1,500,000	$0.37

The following is a summary of outstanding and exercisable warrants at December 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 12/31/15	Weighted Average Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/15	Weighted Average Exercise Price
$0.15	1,000,000	1.3	$0.02	1,000,000	$0.02
$0.50	500,000.69		$0.09	500,000	$0.09
$1.00	1,000,000.15		$0.71	1,000,000	$0.71
$0.15 to 1.00	2,500,000	2.14	$0.82	2,500,000	$0.82

The intrinsic value of warrants outstanding at December 31, 2016 and 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

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

Stock-based compensation expense for the years ended December 31, 2016 and 2015 is comprised as follows:

	2016	2015
Stock based compensation expense	$16,674	$788.015
Stock options forfeitures	(91,481)	-
Restricted stock units forfeituresÏ	(51,747)	-
Total	$(126,554)	$788,015

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At December 31, 2016 we have outstanding 13,650,002 stock options which are fully-vested and at December 31, 2015, we have outstanding 15,100,000 stock options - 13,116,668 of which are fully-vested stock options that were granted to directors, officers and consultants and 1,983,332 of which are unvested stock options that were granted to directors, employees and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025. During 2016 1,449,998 unvested stock options were either forfeited due to employees leaving the Company, or cancelled by the Board due to performance levels not being met. Any compensation amount previously recognized on the straight-line baiss relating to the unvested stock options were reversed in the period of cancellation or forfeiture. The remaining 533,334 options vested during the year ended December 31, 2016.

Issuances of Stock Options

Effective as of April 10, 2015, David A. Loppert retired as our CFO and as an officer of the Company and we appointed Jerome J. Gomolski as our CFO. In connection with his appointment as our CFO, on April 1, 2015, Mr. Gomolski was granted stock options to acquire 500,000 shares of our common stock pursuant to the Plan. The options have an exercise price of $0.10 per share, vest one-third on each of October, 1 2015, April 1, 2016 and October 1, 2016, expire on April 1, 2025 and had an aggregate grant date fair value of $50,000, which was recognized as compensation as the options vest. During 2016, the unvested stock options were cancelled, and no further stock compensation was recognized.

On April 1, 2015, we granted stock options to acquire 300,000 shares of our common stock to each of two consultants. The options have an exercise price of $0.10 per share, vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016 and expire on March 31, 2025. The options had an aggregate grant date fair value of $30,000 each, which was recognized as compensation as the options vest. During 2016, the unvested stock options were cancelled, and no further stock compensation was recognized.

On April 20, 2015 we granted options to acquire 500,000 shares of our common stock exercisable at $0.14 per share to each of William J. Delgado, executive officer and director, and Arthur F. Noterman and Stephanie C. Sullivan, directors. The options vest one-third on each of October 1, 2015, April 1, 2016 and October 1, 2016, are exercisable through March 31, 2025, and had an aggregate grant date fair value of $70,000 each which was recognized as compensation as the options vest. During 2016, the unvested stock options were cancelled, and no further stock compensation was recognized.

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

A summary of the stock option activity for our stock options plans for years ended December 31, 2016 and 2015 is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding December 31, 2014	4,840,000	$0.63	9.2	-
Options granted	12,150,000	0.11	9.8	-
Options exercised	-			-
Options forfeited	(1,890,000)	(0.62)	(9.1)	-
Outstanding December 31, 2015	15,100,000	0.55	9.5	-
Exercisable at December 31 2015	13,116,668	$0.60	9.5	-

Options granted	-			-
Options exercised	-			-
Options forfeited	(1,449,998)	(0.12)	9.3	-
Outstanding December 31, 2016	13,650,002	0.60	8.5	-
Exercisable at December 31 2016	13,650,002	$0.60	8.5	-

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

During the years ended December 31, 2016 and 2015, we recorded stock-based compensation cost related to the outstanding stock options of $16,674 expense and ($91,481) fofeitures and and $308,143, respectively. At December 31, 2016 and 2015, respectively, the unamortized value of the outstanding stock options was $0 and $91,847. The intrinsic value of options outstanding at December 31, 2016 and 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

During the year ended December 31, 2015, 390,000 stock options that had not yet vested were forfeited and 1,500,000 vested stock options granted to Mr. Loppert, our former CFO, were forfeited by their terms.

Restricted Stock Units

In August 2014 we granted Stephen L. Norris, then Chairman and CEO of our wholly owned subsidiary, GDSI International, 12 million restricted stock units (“RSU’s”) convertible into 12 million shares of the Company’s common stock, with a grant date fair market value of $3,600,000 as of July 1, 2014, the effective grant date. The grant was made under our 2014 Equity Incentive Plan. 4,000,000 RSU’s will vest in respect of each fiscal year of GDSI International from 2015 through 2017 if the company has achieved at least 90% of the total revenue targets set forth in the agreement. If less than 90% of the target is achieved in respect of any such fiscal year, then the number of RSU’s vesting for that fiscal year shall be 4,000,000 times the applicable percentage shown below; provided that, if the company shall exceed 100% of the revenue target for the 2016 or 2017 fiscal year, and shall have failed to reach 90% of the target for a prior fiscal year, the excess over 100% shall be applied to reduce the deficiency in the prior year(s), and an additional number of RSU’s shall vest to reflect the increased revenue for such prior fiscal year. Any such excess shall be applied first to reduce any deficiency for the 2015 fiscal year and then for the 2016 fiscal year. The vesting of the RSU’s shall be effective upon the issuance of the audited financial statements of the Company for the applicable fiscal year, and shall be based upon the total revenue of GDSI International as reflected in such financial statements. Effective January 9, 2015, Mr. Norris resigned and forfeited all rights in and to his RSU’s during January 2016.

On October 10, 2014 we granted an employee 1 million RSU’s convertible into 1 million shares of the Company’s common stock, with a grant date fair market value of $100,000. The grant was made under our 2014 Equity Incentive Plan. 333,333 RSU’s will vest in respect of each calendar year (commencing January 1 and ending December 31) of the Company from 2015 through 2017 if the Company has achieved at least 90% of the total revenue and EBITDA midpoint targets set forth in the agreement. If less than 90% of the target is achieved in respect of any such fiscal year, then the number of RSU’s vesting for that fiscal year shall be 333,333 times the applicable percentage set forth in the agreement; provided that, if the company shall exceed 100% of the revenue and EBITDA midpoint target for the 2016 or 2017 calendar year, and shall have failed to reach 90% of the target for a prior calendar year, the excess over 100% shall be applied to reduce the deficiency in the prior year(s), and an additional number of RSU’s shall vest to reflect the increased revenue for such prior calendar year. Any such excess shall be applied first to reduce any deficiency for the 2015 calendar year and then for the 2016 calendar year. The vesting of the RSU’s shall be effective upon the issuance of the audited financial statements of the Company for the applicable calendar year, and shall be based upon the total revenue and EBITDA of the acquired companies as reflected in such financial statements. The performance levels were not met, and the Board canceled the RSUs.

A summary of RSU’s outstanding as of December 31, 2016 and 2015 and changes during the year then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested at January 1, 2015	13,000,000	$0.30	-
Issued	-	$0.00	$0.00
Vested	-	-	-
Forfeited	(12,000,000)	(0.30)	-
Non-vested at December 31, 2015	1,000,000	$(0.10)	$0.00
Issued	--	$0	$0.00
Vested	-	-	-
Forfeited	(1,000,000)	$(0.10)	-
Non-vested at December 31, 2016	--	$0	$0.00

We recorded stock-based compensation expense related to these RSU’s of ($51,747) fofeitures and $51,749 for the years ended December 31, 2016 and 2015, respectively The aggregate intrinsic value of non-vested RSU’s was $0 at December 31, 2016 and 2015.

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

					December 31, 2016
Name	Date of Grant	Number of Shares	Vest from	Vest To	Vested	Unvested	Forfeited

Mathew Kelley	4/17/13	1,250,000	4/30/13	3/31/14	1,250,000	-	-
	4/17/13	1,250,000	2/28/14	1/31/15	1,250,000	-	-

Richard J. Feldman	4/30/14	500,000	4/30/14	3/30/15	500,000	-	-
		500,000	4/30/15	3/30/16	375,000	-	125,000-

Gary Gray	3/7/15	1,000,000	3/7/15	5/30/15	1,000,000

Ross Trevino	3/7/15	500,000	3/7/15	5/30/15	500,000
		5,000,000			4,875,000	-	125,000

A summary of restricted stock grants outstanding as of December 31, 2015 and 2016, and the changes during the year then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2015	1,062,500	0.45	$0.00
Granted	1,625,000	$0.04
Vested	(2,562,500)	0.44
Forfeited	-	-	-
Non-vested at December 31, 2015	125,000	$0.46	$0.00
Granted	-	$-
Vested	- )	- )
Forfeited	(125,000)	(.46)	-
Non-vested at December 31, 2016	-	$-	$0.00

We recorded stock-based compensation expense related to these restricted stock grants of $0 and $428,129 for the years ended December 31, 2016 and 2015, respectively. The aggregate intrinsic value of the non-vested restricted stock grant was $0 at December 31, 2016 and 2015.

NOTE 9 – INCOME TAXES

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2016 and 2015 consist as follows:

	2016	2015
Federal statutory tax rate	(34.0)%	(34.0)%
Permanent differences	16.0%	6.0%
Valuation allowance	18.0%	28.0%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are summarized below.

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$3,784,000	$3,559,000
Accrued expenses	42,000	42,000
Stock based compensation	4,709,000	4,752,000
Amortization and depreciation	31,000	29,000
ÏImpairment of intangible assets	393,000	393,000
Total deferred tax asset	8,958,000	8775,000
Valuation allowance	(8,958,000)	(8,775,000)
	$-	$-

As of December 31, 2016, the Company had approximately $10,363,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $183,000 in the year ended December 31, 2016.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts Payable

At December 31, 2016 and 2015, included in accounts payable was compensation owed to related parties as seen below -

	2016	2015
RLT Consulting	$33,841	$13,841
Jerry Gomolski	25,000	8,333
Charter 804CS	20,099	20,099
Gary Gray	12,000	4,000
Total	$90,940	$46,273

Accrued Compensation

At December 31, 2016, we had $70,000 payable to William J. Delgado and $16,668 to Jerry Gomolski. At December 31, 2015, there was $151,565 accrued expenses payable to William Delgado. During the year ended December 31, 2016, as more fully disclosed Note 8, $231,565 of accrued compensation for William B. Delgado was converted to preferred shares.

NOTE 11 – CUSTOMER CONCENTRATIONS

The Company had revenue from two customers in the year ended December 31, 2015 that was greater than 10% of total revenue:

	Year Ended December 31, 2015
	Amount	% of Total Revenue
Customer 1	$350,000	58.3
Customer 2	$250,000	41.7

One customer accounted for 100.0% of the Accounts receivable at December 31, 2015 balance.

NOTE 12 – SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events after the balance sheet date of December 31, 2016 through the date this Annual Report on Form 10-K is issued to ensure that this filing includes appropriate disclosure of events, both recognized in the financial statements as of December 31, 2016 and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements and except as described below:

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

On December 23, 2017, the Company entered into a $485,000 Demand Promissory Note with Vox Business Trust, LLC (the “Purchaser”.) The note was in settlement of the amounts accrued under a consulting agreement (Note 7), consisting of $200,000 owed for retaianer payments through December 2017, as well as $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018.

On December 26, 2017, the Company entered into a $485,000 Demand Promissory Note with RLT Consulting, Inc (the “Purchaser”.) The note was in settlement of the amounts accrued under a consulting agreement (Note 7), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018 (as well as an additional 4,000,000 for further services).

From February 9, 2018 to March 13, 2018, the Company issued 28,653,334 shares of common stock as follows:

Date Issued	Recipient	Number of Shares	Purpose of Issuance	Value of Shares	Amount Received
February 9, 2018	Accredited Investor	4,320,000	Purchase Agreement	$0.012	$12,096
February 9, 2018	Consultant	333,334	Services	$0.012	N/A
February 21, 2018	Consultant	5,000,000	Services	$0.012	N/A
March 13, 2018	Consultant	5,000,000	Services	$0.012	$20,000
March 13, 2018	Consultant	5,000,000	Services	$0.012	N/A
March 13, 2018	Consultant	9,000,000	Services	$0.012	N/A

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