Form 10-Q
period 2017-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2018-06-22
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

As of June 22, 2018, there were 559,084,905 shares of the registrant’s common stock outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$-	$-
Accounts receivable	4,261	4,261
Prepaid expenses	22,597	22,597
Total current assets	26,858	26,858

Deposits	2,415	2,415
Total assets	$29,273	$29,273

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$573,846	$550,106
Accrued expenses	539,674	414,498
Convertible notes payable	108,991	108,991
Due to factor	107,266	107,266
Due to officer	91,244	60,925
Financed insurance policy	11,187	11,187
Derivative liability	265,426	672,724
Total current liabilities	1,697,634	1,925,697

Total Liabilities	1,697,634	1,925,697

Commitments and Contingencies (Note 5)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 650,000,000 shares authorized, 530,806,571 shares issued and outstanding	$530,807	$530,807
Additional paid-in capital	30,282,937	30,282,937
Accumulated deficit	(32,483,105)	(32,711,168)
Total stockholders’ deficit	(1,668,361)	(1,896,424)
Total liabilities and stockholders' deficit	$29,273	$29,273
	-

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31
	2017	2016

Revenue	$-	$13,079

Cost of revenue	-	-

Gross profit	-	13,079

Operating expenses
Selling, general and administrative expenses	173,781	83,804

Operating loss before other (income) expense	(173,781)	(70,725)

Other (income) expense
Change in fair market value of derivative liability	(407,298)	(58,185)
Amortization of debt discount - convertible notes payable	-	15,997
Amortization of debt discount - factoring	-	16,160
Interest expense	5,454	5,454
Total other (income) expense	(401,844)	(20,574)

Income (loss) from operations before provision for income taxes	228,063	(50,151)

Provision for income taxes	77,541	-

Benefit of net operating loss	(77,541)	-

Net income (loss)	228,063	(50,151)

Income (loss) per common share - basic
Net Income (loss)	$0.00	$(0.00)

Shares used in computing net income (loss) per share:
Basic	530,806,571	530,806,571

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Operating Activities
Net income (loss)	$228,063	$(50,151)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	4,920
Stock- based compensation	-	(74,325)
Amortization of debt discount	-	32,157
Change in fair value of derivative liability	(407,298)	(58,185)
Prepaid expenses	-	74,639
Accounts payable	23,741	103,862
Accrued expenses	125,175	17,955
Financed insurance policy	-	(53,660)
Due to Officer	30,319	-
Net cash used in operating activities	-	(2,788)

Net decrease in cash	-	(2,788)
Cash at beginning of period	-	2,944

Cash at end of period	$-	$156
	-	-
Supplementary disclosure of cash flow information	-
Cash paid during the year for:	-
Interest	$-	$-
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities	-	-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the three months ended March 31, 2017 while we had net income of $228,063 we did not provide any cash to fund operating activities. At March 31, 2017, we had no cash, an accumulated deficit of $32,483,105, a working capital deficit of $1,670,776 and stockholders’ deficit of $1,668,361. We have funded our activities to date almost exclusively from equity and debt financings.

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

We are in default under the terms of our loan agreementsWe need to raise additional funds immediately and continue to raise funds until we begin to generate sufficient cash from operations, and we may not be able to obtain the necessary financing on acceptable terms, or at all.

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

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million, as further detailed in Note 7.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2017 and 2016 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on June 18, 2018.

The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months ended
	March 31, 2017	March 31, 2016

Convertible notes and accrued interest	141,939,271	38,631,377
Preferred stock	196,398,431	-
Stock options	13,650,002	14,116,668
Warrants	1,500,000	2,500,000
Potentially dilutive securities	353,487,704	55,248,045

The convertible debentures were considered anti-dilutive in accordance with ASC 260-10-45-20, as under the “if converted” method the adjustment to the control number of net income resulted in a net loss.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company is currently evaluating the impact that the implementation of ASU 2014-09 will have on the Company’s financial statements. As there have not been significant revenues since the year ending December 31, 2015, the Company does not expect the adoption to have a material impact and no transition method will be necessary upon adoption.

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

NOTE 3 – ACCRUED EXPENSES

As of March 31, 2017 and December 31, 2016, accrued expenses consist of the following amounts:

	March 31, 2017	December 31, 2016
Accrued compensation to executive officers and employees	$150,808	$91,086
Accrued professional fees	245,771	185,771
Accrued settlement payment	100,000	100,000
Accrued interest	43,095	37,641
Total accrued expenses	$539,674	$414,498

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2017 and December 31, 2016. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the three months ended March 31, 2017 and 2016:

	2017	2016
Derivative liability balance at beginning of period	$672,724	$270,080
Change in fair value	$(407,298)	(58,185)
Derivative liability balance at end of period	$265,426	$211,895

At March 31, 2017, the fair value of the derivative liabilities of convertible notes was estimated using the the following weighted-average inputs: risk free interest rate – 0.76%; term - .25 years; volatility – 287.16%; dividend rate – 0%.

At March 31, 2016, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 0.18%; term - .25 years; volatility – 234.6%; dividend rate – 0%.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

i)
Judgment is due to be entered against the Company in the amount of $300,000 if the sum of $20,000 as noted in iv is not paid.
ii)
The Company grants the plaintiffs vehicles and trailers in connection to this proceeding.
iii)
The Company will assist the plaintiffs in obtaining possession of the said vehicles.
iv)
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

On October 12, 2016, Defendant GDSI filed its First Answer to the Complaint. On November 9, 2016, Defendant Sullivan filed a Letter with the Court denying all allegations regarding the case. On December 15, 2016, the SEC filed a Motion for Judgment and Notice of Filing of Consent of Defendant Loppert to entry of Final Judgment by the SEC. On December 19, 2016, the Court entered an order granting the SEC’s Motion for Judgment as to Defendant Loppert. On December 21, 2016, the SEC filed a Notice of Settlement as entered into by it and Defendants GDSI and Sullivan. On December 23, 2016, the Court entered an Order staying the case and directing the Clerk of the Court to close the case for statistical purposes per the December 21, 2016 Notice of Settlement. On March 7, 2017, the SEC moved for a Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant GDSI to Entry of Judgment by the SEC. On March 13, 2017, the Judge signed the Judgment as to Defendant GDSI and it was entered on the Court’s docket. On April 6, 2017, the SEC moved for a final Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant Sullivan. On April 10, 2017, the Judge signed the final Judgment as to Defendant Sullivan and it was entered on the Court’s docket. On December 21, 2017, the SEC moved for a final Judgment and Notice of Filing Consent of Defendant GDSI to Entry of Final Judgment. On January 2, 2018, the Judge signed the Final Judgment as to Defendant GDSI and it was entered on the Court’s docket. The amount of the judgement is One Hundred Thousand Dollars ($100,000.00) plus interest, which is included in accrued expenses in the accompanying consolidated balance sheet.

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

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000.00) of which the first payment of Ten Thousand Dollars ($10,000.00) has been paid on May 16, 2018. The $40,000 is included in accounts payable as of December 31, 2017.

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

On April 1, 2016, the Company believed that they had satisfied or otherwise waived the conditions to closing (as disclosed under the SPSA, the closing was subject to specific conditions to closing, which were waivable by us,) and advised the Sellers of their intention to close the SPSA and demanded delivery of the Rontan Securities. The Sellers, however, notified the Company that they intend to terminate the SPSA. The Company believe that the Sellers had no right to terminate the SPSA and that notice of termination by the Sellers was not permitted under the terms of the SPSA.

On January 31, 2018, the Company announced that they had initiated a lawsuit for damages against Grupo Rontan Metalurgica, S. A, (“Rontan”) and that company’s controlling shareholders, Joao Alberto Bolzan and Jose Carlos Bolzan. The action has been filed in the United States District Court for the Southern District of Florida. The complaint alleges that Rontan is wholly-owned by Joao Bolzan and Jose Bolzan. In the complaint, the Company further alleges that Rontan and its shareholders improperly terminated a Share Purchase and Sale Agreement (the “SPA”) by which we were to acquire whole ownership of Rontan.

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

Consulting agreements

The Company entered into two consulting agreements in May 2016, for services to be provided in connection towards the resolution of the Rontan lawsuit. The consulting agreements include a monthly retainer payment of $10,000 to each consultant. The agreement also includes consideration of 5,000,000 shares of restricted common stock of the Company, plus a 5% cash consideration of the Resolution Progress Funding, (defined as upon the retention of legal counsel and receipt of funding for the litigation), as of the Resolution Progress Funding date and 10,000,000 shares of restricted common stock of the Company and a 5% cash consideration of the Resolution Funding amount (defined as a settlement or judgement in favour of the Company by Rotan), at the Resolution Funding date. The Resolution Progress funding was met on December 22, 2017, as more fully discussed in Note 7.

NOTE 6 – RELATED PARTY TRANSACTIONS

Accounts Payable

At March 31, 2017 and December 31, 2016, included in accounts payable was compensation owed to related parties as seen below -

	March 31, 2017	December 31, 2016
RLT Consulting	$33,841	$33,841
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
Total	$90,940	$90,940

Accrued Compensation

At March 31, 2017 and December 31, 2016, we had $130,000 and $70,000 payable to William J. Delgado and $16,668 and $16, 668 to Jerry Gomolski , respectively.

NOTE 7 – SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events after the balance sheet date of March 31, 2017 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2017, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements and except as described below:

As of March 31, 2017, the Company was in default on its factoring agreements, and on September 13, 2017 the factor received a default judgment against the Company in the amount of $109,302. The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018 the Company has paid the entire amount.

As of March 31, 2017, the Company was in default on its convertible notes payable. During the year ended December 31, 2017, the Company entered into a Convertible Note Redemption Agreement with LG Capital Funding, LLC, whereby the Company will make set payments as set forth in below, with the balance to be paid in full by April 30, 2018.

The Company is to wire redemption payment as follows:

●
$6,500 by December 29, 2017 (paid on January 2, 2018)
●
$6,500 by January 31, 2018
●
$6,500 by February 28, 2018
●
$25,000 by March 30, 2018
●
The remaining balance by April 30, 2018.

A total of $6,500 has been paid through the date of this filing, with the remaining scheduled payments not yet been made.

During the year ended December 31, 2017, the Company entered into a Repayment Agreement with JMJ Financial, whereby the Company will make four set payments as set forth in the agreement, beginning within five business days of the Issuer securing funding, provided that such payment shall be made on January 31, 2018, and to be paid in full within 120 days of the first payment. A total of $25,000 has been paid through the date of this filing. The first payment of $12,500 was made on February 14, 2018 and the second payment of $12,500 was made on May 17, 2018. The next payment of $12,500 is due 45 days after the second payment, and the last payment of $47,014, 30 days after the third payment.

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

On December 23, 2017, the Company entered into a $485,000 Demand Promissory Note with Vox Business Trust, LLC (the “Purchaser”.) The note was in settlement of the amounts accrued under a consulting agreement (Note 5), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018.

On December 26, 2017, the Company entered into a $485,000 Demand Promissory Note with RLT Consulting, Inc (the “Purchaser”.) The note was in settlement of the amounts accrued under a consulting agreement (Note 5), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018 (as well as an additional 4,000,000 for further services).

From March 31, 2017 to March 13, 2018, the Company issued 28,653,334 shares of common stock as follows:

Date Issued	Recipient	Number of Shares	Purpose of Issuance	Value of Shares	Amount Received
February 9, 2018	Accredited Investor	4,320,000	Purchase Agreement	$0.012	$12,096
February 9, 2018	Consultant	333,334	Services	$0.012	N/A
February 21, 2018	Consultant	5,000,000	Services	$0.012	N/A
March 13, 2018	Consultant	5,000,000	Services	$0.004	$20,000
March 13, 2018	Consultant	5,000,000	Services	$0.012	N/A
March 13, 2018	Consultant	9,000,000	Services	$0.012	N/A

On August 31, 2017, Dragon Acqusitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest for a total of $22,000 due on August 31, 2018. Dragon Acqusition assumed payment of a payable of the Company and the Company took on the debt. As of December 31, 2017, the Company has accrued $500 of the interest.

On May 1, 2018 the Company entered into a $36,000 promissory note with an individual with $5,000 original issue discount for net proceeds of $31,000.

On August 31, 2017, the Company enterend into a $20,000 promissory note plus 10% interest per anum with an individual which is due August 31, 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 18, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

Results of Operations

Comparison of the three months Ended March 31, 2016 and March 31, 2015

A comparison of the Company’s operating results for the three months ended March 31, 2017 and March 31, 2016 are as follows:

For the three months ended March 31, 2017:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	173,781	-	-	173,781
Operating Income (Loss)	(173,781)	-	-	(173,781)
Other Income (Expenses)	(401,844)	-	-	(401,844)
Loss – Before Tax	$228,063	$-	$-	$228,063

For the three months ended March 31, 2016:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$7,130	$5,000	$949	$13,079
Cost of Sales	-	-	-	-
Gross Profit	7,130	5,000	949	13,079
Operating Expenses	(39,309)	109,898	13,215	83,804
Operating Income (Loss)	46,329	(104,898)	(12,266)	(70,725)
Other Income (Expenses)	(20,574)	-	-	(20,574)
Loss – Before Tax	$67,013	$(104,898)	$(12,266)	$(50,151)

The variances between three months ending March 31, 2017 and 2016 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$(7,130)	$(5,000)	$(949)	$(13,079)
Cost of Sales	-	-	-	-
Gross Profit	(7,130)	(5,000)	(949)	(13,079)
Operating Expenses	213,090	(109,898)	(13,215)	89,977
Operating Income (Loss)	(220,220)	104,898	12,266	(103,056)
Other Income (Expenses)	(381,270)	-	-	(381,270)
Loss – Before Tax	$161,050	$104,898	$12,266	$278,214

Revenues and Gross Margins

Revenues decreased by $13,079, or greater than 100%, from the prior year as a result of a decrease in operations.

Gross profit decreased by $13,079, or greater than 100%, from the prior year as a result of a decrease in operations.

Operating Loss

Loss from operations for the three months ended March 31, 2017 and 2016 was $173,781 and $70,725, respectively. The increase in operating loss is primarily due to an increase in legal fees.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2017, we had cash on hand of $0 and a working capital deficiency of $1,670,776 as compared to cash on hand of $2,944 and a working capital deficiency of $964,987 as of March 31, 2016. The decrease in working capital is mainly due to the overall reduction in our business activities and lack of outside funding.

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

Going Concern

The unaudited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended March 31, 2017 of approximately $32 million, as well as negative cash flows from operating activities. As of the balance sheet date, the Company did not have sufficient cash resources through 2017. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to meet its plans through December 31, 2018.

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

Working Capital Deficiency

	Three Months Ended March 31,
	2017	2016
Current Assets	$26,858	$28,889
Current Liabilities	1,697,634	1,113,432
Working capital	$(1,670,776)	$(1,084,543)

The decrease in current assets from 2016 to 2017 is due to a decrease in cash and prepaid expenses. The increase in current liabilities is mainly due to an increase in accounts payable and accrued expenses.

Cash Flows

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(30,319)	$(2,788)
Net cash used in investing activities	-	-
Net cash provided by financing activities	30,319	-
Increase (decrease) in cash	$0	$(2,788)

Operating Activities

Net cash used in operating activities was $30,319 for the three months ended March 31, 2017. Cash used during the the period was due to an increase in net income and accrued expenses, offset by change in fair value of derivative liability.

Net cash used by operating activities was $2,788 for the three months ended March 31, 2016. Cash used during the period was primarily due to a net loss of $50,151, offset by an increase in accounts payable.

Investing Activities

There was no cash used during the three months ended March 31, 2017 nor March 31, 2016 for investing activities.

Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities was $30,319. Cash provided by financing activities was due to the proceeds from officer.

There was no cash used during the three months ended Marhc 31, 2016 for financing activities.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Quarterly Report on Form 10-K for the year ended December 31, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recent Accounting Standards

During the three months ended March 31, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

v)
Judgment is due to be entered against the Company in the amount of $300,000 if the sum of $20,000 as noted in iv is not paid.
vi)
The Company grants the plaintiffs vehicles and trailers in connection to this proceeding.
vii)
The Company will assist the plaintiffs in obtaining possession of the said vehicles.
viii)
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

On October 12, 2016, Defendant GDSI filed its First Answer to the Complaint. On November 9, 2016, Defendant Sullivan filed a Letter with the Court denying all allegations regarding the case. On December 15, 2016, the SEC filed a Motion for Judgment and Notice of Filing of Consent of Defendant Loppert to entry of Final Judgment by the SEC. On December 19, 2016, the Court entered an order granting the SEC’s Motion for Judgment as to Defendant Loppert. On December 21, 2016, the SEC filed a Notice of Settlement as entered into by it and Defendants GDSI and Sullivan. On December 23, 2016, the Court entered an Order staying the case and directing the Clerk of the Court to close the case for statistical purposes per the December 21, 2016 Notice of Settlement. On March 7, 2017, the SEC moved for a Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant GDSI to Entry of Judgment by the SEC. On March 13, 2017, the Judge signed the Judgment as to Defendant GDSI and it was entered on the Court’s docket. On April 6, 2017, the SEC moved for a final Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant Sullivan. On April 10, 2017, the Judge signed the final Judgment as to Defendant Sullivan and it was entered on the Court’s docket. On December 21, 2017, the SEC moved for a final Judgment and Notice of Filing Consent of Defendant GDSI to Entry of Final Judgment. On January 2, 2018, the Judge signed the Final Judgment as to Defendant GDSI and it was entered on the Court’s docket. The amount of the judgement is One Hundred Thousand Dollars ($100,000.00) plus interest, which is included in accrued expenses in the accompanying consolidated balance sheet.

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

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000.00) of which the first payment of Ten Thousand Dollars ($10,000.00) has been paid on May 16, 2018. The $40,000 is included in accounts payable as of December 31, 2017.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, as filed with SEC on June 18, 2018, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

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
‡
Employment Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIGITAL SOLUTIONS, INC.

By: /s/ William Delgado
William Delgado
Chief Executive Officer
(Principal Executive Officer)
Date: June 22, 2018

By: /s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: June 22, 2018