Form 10-Q
period 2017-06-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2018-06-22
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$-	$-
Accounts receivable	4,261	4,261
Prepaid expenses	22,597	22,597
Total current assets	26,858	26,858

Deposits	2,415	2,415
Total assets	$29,273	$29,273

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$639,234	$550,106
Accrued expenses	665,407	414,498
Convertible notes payable	108,991	108,991
Due to factor	107,266	107,266
Due to Officer	108,972	60,925
Financed insurance policy	11,187	11,187
Derivative liability	234,375	672,724
Total current liabilities	1,875,432	1,925,697

Total Liabilities	1,875,432	1,925,697

Commitments and Contingencies (Note 5)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 650,000,000 shares authorized, 530,806,571 shares issued and outstanding	$530,807	$530,807
Additional paid-in capital	30,282,937	30,282,937
Accumulated deficit	(32,660,903)	(32,711,168)
Total stockholders’ deficit	(1,846,159)	(1,896,424)
Total liabilities and stockholders' deficit	$29,273	$29,273

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Revenue	$-	$1,307	$-	$14,386

Cost of revenue	-	-	-	-

Gross profit	-	1,307	-	14,386

Operating expenses
Selling, general and administrative expenses	203,395	50,780	377,176	134,584

Operating loss before other income(expense)	(203,395)	(49,473)	(377,176)	(120,198)

Other (income)/expense
Change in fair market value of derivative liability	(31,051)	122,964	(438,349)	64,779
Amortization of debt discount - Convertible Notes Payable		2,222	-	18,219
Amortization of debt discount - Factoring				16,160
Interest expense	5,454	5,454	10,908	10,908
Total other (income) expense	(25,597)	130,640	(427,441)	110,066

Income (loss) before provision for income taxes	(177,798)	(180,113)	50,265	(230,264)

Provision for income taxes	-	-	17,090	-

Benefit of net operating loss			(17,090)

Net Income (loss)	$(177,798)	$(180,113)	$50,265	$(230,264)

Income (loss) per common share - basic	$(0.00)	$(0.00)	$0.00	$(0.00)

Shares used in computing net income (loss) per share:
Basic	530,806,571	530,806,571	530,806,571	530,806,571

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Operating Activities
Net income (loss)	$50,265	$(230,264)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-	4,920
Stock-based compensation	-	(126,554)
Amortization of debt discount	-	34,380
Change in fair value of derivative liability	(438,349)	64,779
Prepaid expenses	-	76,514
Accounts payable	89,129	150,178
Accrued expenses	250,908	77,722
Financed insurance policy	-	(53,660)
Due to officer	48,047
Net cash used in operating activities	-	(1,985)

Net decrease in cash	-	(1,985)
Cash at beginning of period	-	2,944

Cash at end of period	$-	$959
	-	-
Supplementary disclosure of cash flow information	-
Cash paid during the period for:	-
Interest	$-	$13,048
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities	-	-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the six months ended June 30, 2017 while we had net income of $50,265 we did not provide any net cash to fund operating activities. At June 30, 2017, we had no cash, an accumulated deficit of $32,660,903, a working capital deficit of $-1,848,574 and stockholders’ deficit of $1,846,159. We have funded our activities to date almost exclusively from equity and debt financings.

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

We are in default under the terms of our loan agreements. We need to raise additional funds immediately and continue to raise funds until we begin to generate sufficient cash from operations, and we may not be able to obtain the necessary financing on acceptable terms, or at all.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2017 and 2016 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Six Months ended
	June 30, 2017	June 30, 2016

Convertible notes and accrued interest	181,686,974	84,619,626
Preferred Stock	196,398,431	-
Stock options	13,650,002	13,650,002
Warrants	1,500,000	2,500,000
Potentially dilutive securities	393,235,407	100,769,628

	Three Months ended
	June 30, 2017	June 30, 2016

Convertible notes and accrued interest	181,686,974	84,619,626
Preferred Stock	196,398,431	-
Stock options	13,650,002	13,650,002
Warrants	1,500,000	2,500,000
Potentially dilutive securities	393,235,407	100,769,628

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	June 30, 2017	December 31, 2016
Accrued compensation to executive officers and employees	$206,668	$91,086
Accrued professional fees	310,190	185,771
Accrued settlement payment	100,000	100,000
Accrued interest	48,549	37,641
Total accrued expenses	$665,407	$414,498

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2017 and December 31, 2016.
The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the six months ended June 30, 2017 and 2016:

	2017	2016
Derivative liability balance at beginning of period	$672,724	$270,080
Change in fair value	(438,349)	64,779
Derivative liability balance at end of period	$234,375	$334,859

At June 30, 2017, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 1.03%; term - .25 years; volatility – 293.76%; dividend rate – 0%.

At June 30, 2016, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 0.20%; term - .25 years; volatility – 284.6%; dividend rate – 0%.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Accounts Payable

At June 30, 2017 and December 31, 2016, included in accounts payable was compensation owed to related parties as seen below -

	June 30, 2017	December 31, 2016
RLT Consulting	$33,841	$33,841
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
Total	$90,940	$90,940

Accrued Compensation

At June 30, 2017 and December 31, 2016, we had $190,000 and $70,000 payable to William J. Delgado and $16,668 and $16,668 to Jerry Gomolski, respectively.

NOTE 7 – SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events after the balance sheet date of June 30, 2017 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2017, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements and except as described below:

As of June 30, 2017, the Company was in default on its factoring agreements, and on September 13, 2017 the factor received a default judgment against the Company in the amount of $109,302. The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018 the Company has paid the entire amount.

As of June 30, 2017, the Company was in default on its convertible notes payable. During the year ended December 31, 2017, the Company entered into a Convertible Note Redemption Agreement with LG Capital Funding, LLC, whereby the Company will make set payments as set forth below, with the balance to be paid in full by April 30, 2018.

 The Company is to wire redemption payment as follows:

●
$6,500 by December 29, 2017 (paid on January 2, 2018)
●
$6,500 by January 31, 2018
●
$6,500 by February 28, 2018
●
$25,000 by March 30, 2018
●
The remaining balance by April 30, 2018.

A total of $6,500 has been paid through the date of this filing, with the remaining scheduled payments not yet been made.

During the year ended December 31, 2017, the Company entered into a Repayment Agreement with JMJ Financial, whereby the Company will make four payments as set forth in the agreement, beginning within five business days of the Issuer securing funding, provided thatsuch payment shall be made on January 31, 2018, and to be paid in full within 120 days of the first payment. A total of $25,000 has been paid through the date of this filing. The first payment of $12,500 was made on February 14, 2018 and the second payment of $12,500 was made on May 17, 2018. The next payment of $12,500 is due 45 days after the second payment, and the last payment of $47,014, 30 days after the third payment.

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

From June 30, 2017 to March 13, 2018, the Company issued 28,653,334 shares of common stock as follows:

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

On June 1 the Company entered into a $300,000 non-convertible note with an accredited investor with $150,000 original issue discount for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01.

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

Results of Operations

Comparison of the six months ended June 30, 2017 and March 31, 2016

A comparison of the Company’s operating results for the six months ended March 31, 2016 and June 30, 2016 are as follows:

For the six months ended June 30, 2017:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	377,176	-	-	377,176
Operating Income (Loss)	(377,176)	-	-	(377,176)
Other Income (Expenses)	(427,441)	-	-	(427,441)
Loss – Before Tax	$50,265	$-	$-	$50,265

For the six months ended June 30, 2016:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$8,437	$5,000	$949	$14,386
Cost of Sales	-	-	-	-
Gross Profit	8,437	5,000	949	14,386
Operating Expenses	(21,298)	142,667	13,215	134,584
Operating Income (Loss)	29,735	(137,667)	(12,266)	(120,198)
Other Income (Expenses)	110,066	-	-	110,066
Loss – Before Tax	$(80,331)	$(137,667)	$(12,266)	$(230,264)

The variances between six months ending June 30, 2017 and 2016 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$(8,437)	$(5,000)	$(949)	$(14,386)
Cost of Sales	-	-	-	-
Gross Profit	(8,437)	(5,000)	(949)	(14,386)
Operating Expenses	398,474	(142,667)	(13,215)	242,592
Operating Income (Loss)	(406,911)	137,667	12,266	(256,978)
Other Income (Expenses)	(537,507)	-	-	(537,507)
Loss – Before Tax	$130,596	$137,667	$12,266	$280,529

Revenues and Gross Margins

Revenues decreased by $14,386, or 100%, from the prior year as a result of a decrease in services sales.

Gross profit increased by $14,386, or 100%, from the prior year as a result of a decrease in services sales.

Operating Loss

Loss from operations for the six months ended June 30, 2017 and 2016 was $377,176 and $120,198, respectively. The decrease in operating loss is primarily due to a decrease in all activities caused by a lack of outside funding.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2017, we had cash on hand of $0 and a working capital deficiency of $1,848,574 as compared to cash on hand of $959 and a working capital deficiency of $1,316,885 as of June 30, 2016. The decrease in working capital is mainly due to the overall reduction in our business activities and lack of outside funding.

Comparison of the three months ended June 30, 2017 and June 31, 2016

For the three months ended June 30, 2017:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	203,395	-	-	203,395
Operating Income (Loss)	(203,395)	-	-	(203,395)
Other Income (Expenses)	(25,597)	-	-	(25,597)
Loss – Before Tax	$(177,798)	$-	$-	$(177,798)

For the three months ended June 30, 2016:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$1,307	$-	$-	$1,307
Cost of Sales	-	-	-	-
Gross Profit	1,307	-	-	1,307
Operating Expenses	18,011	32,769	-	50,780
Operating Income (Loss)	(16,704)	(32,769)	-	(49,473)
Other Income (Expenses)	130,640	-	-	130,640
Loss – Before Tax	$(147,344)	$(32,769)	$-	$(180,113)

The variances between three months ending June 30, 2017 and 2016 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$(1,307)	$-	$-	$(1,307)
Cost of Sales	-	-	-	(1,307)
Gross Profit	(1,307)	-	-	(1,307)
Operating Expenses	185,384	(32,769)	-	152,615
Operating Income (Loss)	(186,691)	32,769	-	(153,922)
Other Income (Expenses)	(156,237)	-	-	(156,237)
Loss – Before Tax	$(30,454)	$32,769	$-	$2,315

Operating Loss

Loss from operations for the three months ended June 30, 2017 and 2016 was $203,395 and $49,473 respectively. The increase in operating loss is primarily due to a an increase in expenses such as legal.

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

Going Concern

The unaudited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended June 30, 2017 of approximately $33 million, as well as negative cash flows from operating activities. As of the balance sheet date, the Company did not have sufficient cash resources through 2016. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to meet its plans through December 31, 2018.

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

Working Capital Deficiency

	Periods Ended
	June 30, 2017	December 31, 2016
Current Assets	$26,858	$26,858
Current Liabilities	1,875,432	1,925,697
Working capital	$(1,848,574)	$(1,898,839)

Current Assets did not change from 2016 to 2017. The increase in current liabilities is mainly due to an increase in accounts payable and accrued expenses.

Cash Flows

	Six Months Ended June 30,
	2017	2015
Net cash used in operating activities	$-	$(1,985)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Decrease in cash	$0	$(1,985)

Operating Activities

There was no cash used during the six months ended June 30, 2017 for operating activities.

Net cash used by operating activities was $1,985 for the six months ended June 30, 2016. Cash used during the period was primarily due to a net loss of $230,264 offset by increases to accounts payable and accrued expenses

Investing Activities

There was no cash used during the six months ended June 30, 2017 nor June 30, 2016 for Investing activities.

Financing Activities

There was no cash used during the six months ended June 30, 2017 nor June 30, 2016 for financing activities.

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

Recent Accounting Standards

During the six months ended June 30, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ii.
Judgment is due to be entered against the Company in the amount of $300,000 if the sum of $20,000 as noted in iv is not paid.
iii.
The Company grants the plaintiffs vehicles and trailers in connection to this proceeding.
iv.
The Company will assist the plaintiffs in obtaining possession of the said vehicles.
v.
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