Form 10-Q
period 2017-09-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2018-06-22
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$-	$-
Accounts receivable	4,261	4,261
Prepaid expenses	22,597	22,597
Total current assets	26,858	26,858

Deposits	2,415	2,415
Total assets	$29,273	$29,273

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$656,085	$550,106
Accrued expenses	790,864	414,498
Convertible notes payable	108,991	108,991
Due to factor	107,266	107,266
Due to Officer	133,961	60,925
Financed insurance policy	11,187	11,187
Derivative liability	248,275	672,724
Total current liabilities	2,056,629	1,925,697

Total Liabilities	2,056,629	1,925,697

Commitments and Contingencies (Note 5)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 650,000,000 shares authorized, 530,806,571 shares issued and outstanding	$530,807	$530,807
Additional paid-in capital	30,282,937	30,282,937
Accumulated deficit	(32,842,100)	(32,711,168)
Total stockholders’ deficit	(2,027,356)	(1,896,424)
Total liabilities and stockholders' deficit	$29,273	$29,273

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$14,386

Cost of revenue	-	-	-	-

Gross profit	-	-	-	14,386

Operating expenses
Selling, general and administrative expenses	161,840	99,577	539,016	234,161

Operating loss before other income(expense)	(161,840)	(99,577)	(539,016)	(219,775)

Other (income)/expense
Change in fair market value of derivative liability	13,900	(68,565)	(424,449)	(3,786)
Amortization of debt discount - Convertible Notes Payable	-	-	-	18,219
Amortization of debt discount - Factoring	-	-	-	16,160
Interest expense	5,457	5,454	16,365	16,362
	19,357	(63,111)	(408,084)	46,955

Loss before provision for income taxes	(181,197)	(36,466)	(130,932)	(266,730)

Provision for income taxes	-	-	-	-

Net loss	$(181,197)	$(36,466)	$(130,932)	$(266,730)

Loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	530,806,571	530,806,571	530,806,571	530,806,571

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Operating Activities
Net loss	$(130,932)	$(266,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	4,920
Stock- based compensation	-	(126,554)
Amortization of debt discount	-	34,379
Change in fair value of derivative liability	(424,449)	(3,786)
Prepaid expenses	-	76,514
Accounts payable	105,980	249,858
Accrued expenses	376,365	26,668
Financed insurance policy	-	(53,660)
Due to officer	73,036	55,447
Net cash used in operating activities	-	(2,944)

Net decrease in cash	-	(2,944)
Cash at beginning of period	-	2,944

Cash at end of period	$-	$-

Supplementary disclosure of cash flow information	-	-
Cash paid during the period for:	-	-
Interest	$-	$-
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities	-	-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the nine months ended September 30, 2017 we incurred a net loss of $130,932. At September 30, 2017, we had no cash, an accumulated deficit of $32,842,100, a working capital deficit of $2,029,771 and stockholders’ deficit of $2,027,356. We have funded our activities to date almost exclusively from equity and debt financings.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2017 and 2016 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months ended
	September 30, 2017	September 30, 2016

Convertible notes and accrued interest	59,825,195	139,707,296
Preferred stock	196,398,431	861,613,714
Stock options	13,650,002	14,116,668
Warrants	1,500,000	2,500,000
Potentially dilutive securities	271,373,628	1,017,937,678

	Nine months ended
	September 30, 2017	September 30, 2016

Convertible notes and accrued interest	59,825,195	139,707,293
Preferred stock	196,398,431	861,613,714
Stock options	13,650,002	14,116,668
Warrants	1,500,000	2,500,000
Potentially dilutive securities	271,373,628	1,017,937,678

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	September 30, 2017	December 31, 2016
Accrued compensation to executive officers and employees	$266,668	$91,086
Accrued professional fees	370,190	185,771
Accrued settlement payment	100,000	100,000
Accrued interest	54,006	37,641
	$790,864	$414,498

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2017 and December 31, 2016. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the nine months ended September 30, 2017 and 2016:

	2017	2016
Derivative liability balance at beginning of period	$672,724	$270,080
Change in fair value	(424,449)	(3,786)
Balance at end of period	$248,275	$266,294

At September 30, 2017, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 1.06%; term - .25 years; volatility – 269.86%; dividend rate – 0%.

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

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000.00) of which the first payment of Ten Thousand Dollars ($10,000.00) has beenpaid on May 16, 2018. The $40,000 is included in accounts payable as of December 31, 2017.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Accounts Payable

At September 30, 2017 and December 31, 2016, included in accounts payable was compensation owed to related parties as seen below -

	September 30, 2017	December 31, 2016
RLT Consulting	$33,841	$33,841
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
Total	$90,940	$90,940

Accrued Compensation

At September 30, 2017 and December 31, 2016, we had $250,000 and $70,000 payable to William J. Delgado and $16,668 and $16,668 to Jerry Gomolski, respectively.

Promissory Note

On August 31, 2017, Dragon Acqusitions and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest for a total of $22,000 due on August 31, 2018. Dragon Acqusition assumed payment of a payable of the Company and the Company took on the debt. As of December 31, 2017, the Company has accrued $500 of the interest.

NOTE 7 – SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events after the balance sheet date of September 30, 2017 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2017, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements and except as described below:

As of September 30, 2017, the Company was in default on its factoring agreements, and on September 13, 2017 the factor received a default judgment against the Company in the amount of $109,302. The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018 the Company has paid the entire amount.

As of September 30, 2017, the Company was in default on its convertible notes payable. During the year ended December 31, 2017, the Company entered into a Convertible Note Redemption Agreement with LG Capital Funding, LLC, whereby the Company will make set payments as set forth below, with the balance to be paid in full by April 30, 2018.

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

From September 30, 2017 to March 13, 2018, the Company issued 28,653,334 shares of common stock as follows:

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

Results of Operations

Comparison of the nine months ended September 30, 2017 and September 30, 2016

A comparison of the Company’s operating results for the nine months ended September 30, 2017 and September 30, 2016 are as follows:

For the nine months ended September 30, 2017:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	539,016	-	-	539,016
Operating Income (Loss)	(539,016)	-	-	(539,016)
Other Income (Expenses)	(408,084)	-	-	(408,084)
Loss – Before Tax	$(130,932)	$-	$-	$(130,932)

For the nine months ended September 30, 2016:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$8,437	$5,000	$949	$14,386
Cost of Sales	-	-	-	-
Gross Profit	8,437	5,000	949	14,386
Operating Expenses	77,982	142,964	13,215	234,161
Operating Income (Loss)	(69,545)	(137,964)	(12,266)	(219,775)
Other Income (Expenses)	46,955	-	-	46,955
Loss – Before Tax	$(116,500)	$(137,964)	$(12,266)	$(266,730)

The variances between nine months ending September 30, 2017 and 2016 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$(8,437)	$(5,000)	$(949)	$(14,386)
Cost of Sales	-	-	-	-
Gross Profit	(8,437)	(5,000)	(949)	(14,386)
Operating Expenses	461,034	(142,964)	(13,215)	304,855
Operating Income (Loss)	(469,471)	137,964	12,266	(319,241)
Other Income (Expenses)	(455,039)	-	-	(455,039)
Loss – Before Tax	$(14,432)	$137,964	$12,266	$135,798

Revenues and Gross Margins

Revenues decreased by $14,386, or 100%, from the prior year as a result of a decrease in services sales.

Gross profit decreased by $14,386, or 100%, from the prior year as a result of a decrease in services sales.

Operating Loss

Loss from operations for the nine months ended September 30, 2017 and 2016 was $539,016 and $219,775, respectively. The increase in operating loss is primarily due to an increase in operating expenses, including legal fees.

Comparison of the three months ended September 30, 2017 and September 31, 2016

A comparison of the Company’s operating results for the three months ended September 30, 2016 and September 30, 2015 are as follows:

For the three months ended September 30, 2017:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	161,840	-	-	161,840
Operating Income (Loss)	(161,840)	-	-	(161,840)
Other Income (Expenses)	19,357	-	-	19,357
Loss – Before Tax	$(181,197)	$-	$-	$(181,197)

For the three months ended September 30, 2017:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	99,280	297	-	99,577
Operating Income (Loss)	(99,280)	(297)	-	(99,577)
Other Income (Expenses)	(63,111)	-	-	(63,111)
Loss – Before Tax	$(36,169)	$(297)	$-	$(36,466)

The variances between three months ending September 30, 2017 and 2016 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	62,560	(297)	-	(62,263)
Operating Income (Loss)	(62,560)	297	-	(62,263)
Other Income (Expenses)	82,468	-	-	82,468
Loss – Before Tax	$(145,028)	$297	$-	$(144,731)

Revenues and Gross Margins

There were no revenues or gross profit for the three months ended Septmeber 30, 2017 and September 30, 2016.

Operating Loss

Loss from operations for the three months ended September 30, 2016 and 2015 was $161,840 and $62,263, respectively. The increase in operating loss is primarily due to an increase in operating expenses, including legal fees.

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

On August 31, 2017, Dragon Acqusitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest for a total of $22,000, due on August 31, 2018. Dragon Acqusition assumed payment of a payable of the Company and the Company took on the debt. As of December 31, 2017, the Company has accrued $500 of the interest.

Going Concern

The unaudited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended September 30, 2017 of approximately $33 million, as well as negative cash flows from operating activities. As of the balance sheet date, the Company did not have sufficient cash resources through 2016. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to meet its plans through December 31, 2018.

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

Working Capital Deficiency

	Periods Ended
	September 30, 2017	December 31, 2016
Current Assets	$26,858	$26,858
Current Liabilities	2,056,629	1,925,697
Working capital	$(2,029,771)	$(1,898,839)

Current assets didn’t change from December 31, 2016 to September 30, 2017. The increase in current liabilities is mainly due to an increase in accounts payable and accrued expenses.

Cash Flows

	Periods Ended
	September 30, 2017	December 31, 2016
Net cash used in operating activities	$-	$(2,944)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Increase (decrease) in cash	$-	$(2,944)

Operating Activities

There was no cash used during the nine months ended September 30, 2017 for operating activities.

Net cash used by operating activities was $2,944 for the nine months ended September 30, 2016. Cash used during the period was primarily due to a net loss of $266,730, offset by accounts payable and accrued expenses.

Investing Activities

There was no cash used during the nine months ended September 30, 2017 nor September 30, 2016 for Investing activities.

Financing Activities

There was no cash used during the nine months ended September 30, 2017 nor September 30, 2016 for financing activities.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016. We believe that the accounting policies below are critical for one to fully understand and eval uate our financial condition and results of operations.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Quarterly Report on Form 10-K for the year ended December 31, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recent Accounting Standards

During the nine months ended September 30, 2017there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

v.
Judgment is due to be entered against the Company in the amount of $300,000 if the sum of $20,000 as noted in iv below is not paid.
vi.
The Company grants the plaintiffs vehicles and trailers in connection to this proceeding.
vii.
The Company will assist the plaintiffs in obtaining possession of the said vehicles.
viii.
The Company will pay the plaintiffs the sum of $20,000.
ix.
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