Form 10-K
period 2017-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2018-06-29
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $895,040.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was 559,084,905  shares of common stock as of June 29, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and without limitation:

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

We are a holding company focused on the acquisition of companies in the security and specialty vehicles and services marketplace segments.  We intend to pursue these identified segments in order to expand the Company through strategic acquisitions and the controlled internal growth of such acquisitions.  Since the filing of our Form 10-K for the year ending 2016, as filed with the Securities & Exchange Commission (“SEC”) on June 18 2018, we have been delinquent in filing of our financial reports with the SEC pursuant to The Securities Exchange Act of 1934 (the “Exchange Act”).  Since that time, the focus of our business has evolved, and the below discussion is intended to show the chronology since that time to the date of the filing of this report.

History of Business – December 31, 2016 to Present

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

Events Since December 31, 2016:

The following are events that have occurred since December 31, 2016:

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

Subsidiaries

 We currently have two subsidiaries including GSDI Florida, LLC and North American Custom Speciality Vehicles, Inc.

Employees

As of December 31, 2017, we had 1 full-time employee, William Delgado, and 0 part-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

We have not generated any profit from combined operations since our inception.  We expect that our operating expenses will increase over the next twelve months to continue our development activities.  Based on our average monthly expenses and current burn rate of $20,032 per month, we estimate that our cash on hand will not be able to support our operations through the balance of this calendar year.  This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution.  Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations.  Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt.  If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations.  If any of these were to occur, there is a substantial risk that our business would fail.  If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with the respect to our ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the fiscal year ended December 31, 2017, our net loss was $1,087,023.  As of December 31, 2017, we had an accumulated deficit of $33,798,191 and a working capital deficit of $2,985,862.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations.  If we are unable to obtain the necessary capital, we may have to cease operations.  For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Dependence on financing and losses for the foreseeable future.

As of December 31, 2017, we had current liabilities of $3,125,720 and current assets of $113,000. We had a working capital deficiency of $3,012,720. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public orprivate sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations, sell assets and will not be able to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

From January 1, 2017 through the date of this report, the price per share of our common stock has ranged from a high of $0.015 to a low of $0.0007.  The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations.  The market value of our common stock has declined in the past, in part, due to our operating performance as well as to conversions of dilutive debt instruments that we have issued to fund operations.  In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance.  Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level.  In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us, and negatively impact other aspects of our business, including our ability to raise the funds necessary to fund our operations.  As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

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

Our common stock is quoted for trading on the OTC Pink Marketplace (“OTC Pink”).  On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc.  On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act.  A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act.  Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact.  The Securities and Exchange Commission replied and a hearing was held on April 9, 2018.  The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact.  In the event that we are able to file the required reports with the SEC to be current under the Exchange Act of 1934 (the “Exchange Act”), we still will be unable to list our stock on the OTCQB since the the price of our stock is below $0.01, and we do not meet the eligibility standards for listing under the OTCQB per OTC Markets guidelines.  Should we continue to fail to satisfy the eligibility standards of OTC Markets for the OTCQB, the trading price of our common stock could continue to suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  As of December 31, 2017, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended December 31, 2017, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.  A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.  For additional information, see Item 9A – Controls and Procedures.

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

Our current directors, executive officers and 5% or more stockholders beneficially own or control approximately 47.5% of our issued and outstanding shares of common stock as of June 22, 2018.  Additionally, the holdings of our directors and executive officers preferred stock holders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.  The interests of such persons may differ from the interests of our other stockholders.  As a result, in addition to their board seats and offices, such persons may have significant influence over and may control corporate actions requiring stockholder approval, irrespective of how the Company's other stockholders may vote, including the following actions:

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
iv)
The Company will pay the plaintiffs the sum of $20,000. The $20,000 settlement was paid in August 2017

PowerUp Lending Group, LTD., v. North American Custom Specialty Vehicle, Inc. et.al

On September 13, 2017 Power Up received a default judgment against the Company in the amount of $109,302.00.  The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018 the company has paid the entire amount (Note 5).

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

Holders of Common Stock

As of December 31, 2017, there were 186 shareholders of record of our common stock.  As of such date, 530,806,571 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2017.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2017.

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

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted.  All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report.  All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise.  Please see Item 1A [Missing Graphic Reference] “Risk Factors” for a list of our risk factors.

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

Significant Events During Fiscal Year Ended December 31, 2017

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

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2017 and December 31, 2016

 A comparison of the Company’s operating results for the fiscal years ended December 31, 2017 and December 31, 2016 are as follows:

For the year ended December 31, 2017:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	1,334,479	22,795	6,478	1,363,752
Operating Income (Loss)	(1,334,479)	(22,795)	(6,478)	(1,363,752)
Other Income (Expenses)	(247,456)	-	-	(247,456)
Loss – Before Tax	$(1,087,023)	$(22,795)	$(6,478)	$(1,116,296)

For the year ended December 31, 2016:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$14,386	$14,386
Cost of Sales	-	-	-	-
Gross Profit	-	-	14,386	14,386
Operating Expenses	443,151	142,964	13,215	599,330
Operating Income (Loss)	(443,151)	(142,964)	1,171	(584,944)
Other Income (Expenses)	458,839	-	-	458,839
Loss – Before Tax	$(901,990)	$(142,964)	$1,171	$(1,043,783)

The variances between fiscal years ending December 31, 2017 and 2016 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$(14,386)	$(14,386)
Cost of Sales	-	-	-	-
Gross Profit	-	-	(14,386)	(14,386)
Operating Expenses	891,328	(120,169)	(6,737)	764,423
Operating Income (Loss)	(891,328)	120,169	(7,649)	(778,808)
Other Income (Expenses)	(706,295)	-	-	(706,295)
Loss – Before Tax	$(185,033)	$120,169	$(7,649)	$(72,513)

Revenues and Gross Margins

Revenues decreased by $14,386, or greater than 100%, from the prior year as a result of the shut-down refurbished vehicle sales.

Gross profit decreased by $14,386, or greater than 100%, due to shut-down of refurbished vehicle activity.

Operating Loss

Loss from operations for the years ended December 31, 2017 and 2016 was $1,363,752 and $584,944, respectively. The increase in operating loss is primarily due to additional expenses incurred for legal fees for the settlement agreement and consulting fees.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2017, we had no cash on hand and a working capital deficiency of $3,012,720, as compared to cash on hand of $0 and a working capital deficiency of $1,898,839 as of December 31, 2016. The decrease in working capital is mainly due to the overall reduction in our business activities and lack of outside funding.

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

During the year ended December 31, 2017, in settlement of the default, we entered into a Repayment Agreement with JMJ Financial. The Company agreed to repay the balance as follows by wire:

●
$12,500 within five business days of the Issuer securing funding, provided that such payment shall be made on January 31, 2018.
●
$12,500 within 45 days after the first payment.
●
$12,500 within 45 days after the second payment.
●
$47,014 within 30 days after the third payment.

A total of $25,000 have been paid through the date of this filing. The first payment of $12,500 was made on February 14, 2018 and the second payment of $12,500 was made on May 17, 2018. There have been no payments made since.

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

During the year ended December 31, 2017, in settlement of the default, we entered into a Convertible Note Redemption Agreement with LG Capital Funding, LLC. The Company is to wire redemption payment as follows:

●
$6,500 by December 29, 2017 (paid on January 2, 2018)
●
$6,500 by January 31, 2018
●
$6,500 by February 28, 2018
●
$25,000 by March 30, 2018
●
The remaining balance by April 30, 2018.

A total of $6,500 has been paid through the date of this filing, with the remaining scheduled payments not yet been made.

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100%of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. Through December 31, 2017, $300,000 has been received.

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

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2017 of $33,827,464 as well as negative cash flows from operating activities. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to meet its plans through December 31, 2018.

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

Working Capital Deficiency

	December 31,
	2017	2016
Current Assets	$113,000	$26,859
Current Liabilities	3,125,720	1,925,697
Working capital	$(3,012,720)	$(1,898,839)

The increase in current assets from 2016 to 2017 is due to an increase in cash from the funding agreement. The increase in current liabilities is mainly due to increases in Accounts Payable and Notes Payable during the year ended December 31, 2017.

Cash Flows

	December 31,
	2017	2016
Net cash used in operating activities	$(175,000)	$(2,944)
Net cash used in investing activities	-	-
Net cash provided by financing activities	268,000	-
Increase (decrease) in cash	$93,000	$(2,944)

Operating Activities

Net cash used in operating activities was $175,000 for the year ended December 31, 2017. Cash provided during the year ended December 31, 2017 was primarily due to the net loss of $1,116,296.

Net cash used in operating activities was $2,944  for the year ended December 31, 2016.  Cash used during the year ended December 31, 2016 was primarily due to the increase in fair value of derivative liability offset, accounts payable and accrued expenses. This was offset by a net loss of $1,043,783.

Investing Activities

For the year ended December 31, 2017, there was no cash used for investing activities.

For the year ended December 31, 2016,  there was no cash used for investing activities.

Financing Activities

For the year ended December 31, 2017, net cash provided by financing activities was $268,000. Cash provided by financing activities was due to the proceeds from notes payable.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recent Accounting Standards

During the year ended December 31, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, William Delgado, who is our Chief Executive Officer (Principal Executive Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2017 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which currently consists of William Delgado serving as our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments.  Our management concluded, as of December 31, 2017, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, 2017, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

The information required by this section is disclosed in Part II, Item 5.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the directors and executive officers of the Company as of December 31, 2017.  Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers.  Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Position Held with Company	Age	Date First Elected or Appointed
William J. Delgado	Chief Executive Officer, Chairman of the Board	58	May 13, 2016
Jerome J. Gomolski	Chief Financial Officer	69	April 10, 2015
Gary A. Gray	Vice President, Chief Technology Officer	65	August 12, 2013

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

On May 13, 2016, Mr. Delgado assumed the role of Chief Executive Officer and Chariman of the Board of Directors and currently serves in that position.

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

Committees of the Board

Our Board of Directors held no formal meeting in the year-ended December 31, 2017.  Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the Company.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2017, none of our greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the years ended December 31, 2017 and 2016 for our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (3) ($)	Option Awards (3) ($)	Nonequity Incentive Plan Compensa-tion ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensa- tion (3) ($)	Total ($)
Jerome J. Gomolski	2017	4,167	-	-	-	-	-	-	4,167
Chief Financial Officer (1)	2016	16,668	-	-	14,816	-	-	-	31,484
William J. Delgado,	2017	240,000	-	-	-	-	-	-	240,000
Director, Former President, Chief Executive Officer & Chief Financial Officer, currently Executive Vice President (2)	2016	70,000	-	-	20,740	-	-	-	90,740

(1)
Mr. Gomolski joined the company as Chief Financial Officer of our subsidiary, NACSV, on January 5, 2015. He was appointed the Company’s Chief Financial Officer effective April 10, 2015.

(2)
Mr. Delgado was appointed Chief Executive Officer and Chairman of the Board on May 13, 2016. He was appointed Executive Vice President on August 12, 2013.  Prior thereto he served as our CEO, President and Chief Financial Officer.

(3)
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

Outstanding Equity Awards at Fiscal Year End

 The following table provides information as of December 31, 2017 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers:

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Jerome J. Gomolski	500,000	-	-	0.10	4/1/2025	-	-	-	-
Jerome J. Gomolski	1,000,000	-	-	0.006	11/30/2025	-	-	-	-
William J. Delgado	500,000	-	-	0.14	3/31/2025	-	-	-	-
William J. Delgado	750,000	-	-	0.008	12/14/2025	-	-	-	-

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

2017 Option Exercises and Stock Vested

The following table provides information regarding options exercised and restricted stock that vested in the year ended December 31, 2017 for our named executive officers:

	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Jerome J. Gomolski	-	-	-	-
William J. Delgado	-	-	-	-
Gary A. Gray	-	-	1,000,000	40,000
Gary A. Gray	-	-	-	-

(1)	The amount represents the grant date fair value expense amortized in 2017, and does not reflect the actual amount that may be realized by those officers.

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

2014 Equity Incentive Plan

On May 9, 2014 our shareholders approved the 2014 Global Digital Solutions Equity Incentive Plan (“Plan”) and reserved 20,000,000 shares of our common stock for issuance pursuant to awards thereunder, including options, stock appreciation right, restricted stock, restricted stock units, performance awards, dividend equivalents, or other stock-based awards.  The Plan is intended as an incentive, to retain in the employ of the Company, our directors, officers, employees, consultants and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Scetion 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards.  The Plan is administered by the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Common Stock as of June 22, 2018 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock.  As of June 22, 2018, there were 559,084,905 shares of Common Stock outstanding.  Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner (4)	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock	William J. Delgado (2)	3,322,032 Direct	0.5%
Common Stock	Jerome A. Gomolski (3)	-	-
Common Stock	Ross L. Trevino	9,500,000 Direct	1.7%
	Total Beneficial Holders as a Group	43,062,032 Direct	7.6%

(1)
Applicable percentages are based on 559,084,905 shares outstanding as of June 22, 2018 and includes issued and outstanding shares of common stock as well as vested but unissued restricted shares.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise.  Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting power.

(2)	Includes (a) 3,221,032 shares owned by Bronco Communications, LLC, an entity which Mr. Delgado controls and (b) 101,000 shares owned by Mr. Delgado's minor daughter.

(3)	Mr Gomolski has 1,500,000 stock options of which all have vested.

(4)	The address of record is c/o Global Digital Solutions, Inc., 777 South Flagler Drive, Suite 800 West Tower, West Palm Beach, FL 33401

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of December 31, 2017, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any of the following persons had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by our independent accounting firm, Turner, Stone & Company, LLP (“TSC”), for the years ended December 31, 2017 and 2016 were $17,000 and $22,500, respectively.

Other Fees

 There were no other services provided by TSC during the years ended December 31, 2017 and 2016.

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

GLOBAL DIGITAL SOLUTIONS, INC.

Date: June 29, 2018	By:	/s/ William J. Delgado
William J. Delgado
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ William J. Delgado	Chief Executive Officer	June 29, 2018
William J. Delgado	and Chairman of the Board (Principal Executive Officer)

/s/ Jerome J. Gomolski	Chief Financial Officer	June 29, 2018
Jerome J. Gomolski	(Principal Financial Officer and Principal Accounting Officer)

/s/ William J. Delgado	Director, Executive Vice President	June 29, 2018
William J. Delgado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Global Digital Solutions, Inc.
West Palm Beach, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Digital Solutions, Inc. (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
June 29, 2018

We have served as the Company’s auditor since 2017.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
Assets
Current Assets
Cash	$93,000	$-
Accounts receivable	-	4,261
Prepaid expenses	20,000	22,597
Total current assets	113,000	26,858

Deposits	-	2,415
Total assets	$113,000	$29,273

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$656,758	$550,106
Accrued expenses	528,651	414,498
Convertible notes payable	108,991	108,991
Due to factor	77,265	107,266
Due to Officer	71,920	60,925
Financed insurance policy	11,187	11,187
Notes Payable	1,288,000	-
Derivative liability	382,948	672,724
Total current liabilities	3,125,720	1,925,697

Total Liabilities	3,125,720	1,925,697

Commitments and Contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 issued and outstanding	$1,000	$1,000
Common stock, $0.001 par value, 650,000,000 shares authorized, 530,806,571 shares issued and outstanding	530,807	530,807
Additional paid-in capital	30,282,937	30,282,937
Accumulated deficit	(33,827,464)	(32,711,168)
Total stockholders’ deficit	(3,012,720)	(1,896,424)
Total liabilities and stockholders' deficit	$113,000	$29,273

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016
Revenue	$-	$14,386

Cost of revenue	-	-

Gross profit	-	14,386

Operating expenses
Selling, general and administrative expenses	1,363,752	599,330

Operating loss before other income(expense)	(1,363,752)	(584,944)

Other (income) expense
Change in fair value of derivative liability	(289,776)	402,643
Amortization of debt discount - convertible notes payable	-	18,219
Amortization of debt discount - Factoring	-	16,160
Interest expense	42,320	21,817
Total other (income) expense	(247,456)	458,839

Loss from operations before provision for income taxes	(1,116,296)	(1,043,783)

Provision for income taxes	-	-

Net loss	(1,116,296)	(1,043,783)

Loss per common share - basic	(0.00)	(0.00)

Weighted average common shares outstanding
Basic	530,806,571	530,806,571

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	-	$-	530,806,571	$530,807	$30,178,926	$(31,667,385)	(957,652)
Preferred Stock issued for related party debt	1,000,000	1,000			230,565		231,565
Stock-based compensation					(126,554)		(126,554)
Net loss	-	-				(1,043,783)	(1,043,783)
Balance, December 31, 2016	1,000,000	1,000	530,806,571	$530,807	$30,282,937	$(32,711,168)	$(1,896,424)
Net loss	-	-				(1,116,296)	(1,116,296)
Balance, December 31, 2017	1,000,000	$1,000	530,806,571	$530,807	$30,282,937	$(33,827,464)	$(3,012,720)

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016
Operating Activities
Net loss	$(1,116,296)	$(1,043,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	4,920
Stock- based compensation	-	(126,554)
Change in fair value of derivative liability	(289,776)	402,644
Bad Debt	4,261	-
Amortization of debt discount	-	34,379
Deposits	2,415	-
Prepaid expenses	2,597	76,514
Accounts payable	106,652	192,908
Accrued expenses	1,084,152	448,763
Financed insurance policy	-	(53,660)
Due to Officer	30,995	60,925
Net cash used in operating activities	(175,000)	(2,944)

Financing Activities
Proceeds on notes payable	300,000	-
Payments on notes payable	(2,000)	-
Payments to Factor	(30,000)	-
Net cash provided by financing activities	268,000	-

Net increase (decrease) in cash	93,000	(2,944)
Cash at beginning of year	-	2,944

Cash at end of year	$93,000	$-

Supplementary disclosure of cash flow information
Cash paid during the year for:	-	-
Interest	$-	$17,143
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities	-	-
Accrued expenses settled in issuance of Notes Payable	$990,000	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the year ended December 31, 2017 incurred a net loss of $1,116,296 and used net cash of $175,000 to fund operating activities. At December 31, 2017, we had cash of $93,000, an accumulated deficit of $33,827,464, a working capital deficit of $3,012,720 and stockholders’ deficit of $3,012,720. We have funded our activities to date almost exclusively from equity and debt financings.

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

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million, as further detailed in Note 5.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2017 and 2016. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest.  We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables.  We review the accounts receivable by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.  As of December 31, 2017 and 2016, Managment believed all amounts fully collectible.

Prepaid expenses

Prepaid expenses consist primarily of legal retainers, which are expensed when the services are incurred.

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

Derivative Financial Instruments

We account for conversion options embedded in convertible notes payable in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC’) 815, “Derivatives and Hedging”. Subtopic ASC 815-15, Embedded Derivatives generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free standing derivative financial instruments.  Derivative liabilities are recognized in the consolidated balance sheet at fair value as Derivative Liabilities and based on the criteria specified in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Equity.  The estimated fair value of the derivative liabilities is calculated using various assumptions and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as Change in fair value of derivative liabilityin the consolidated statement of operations.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting, as applicable.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Year ended December 31,
	2017	2016

Convertible notes and accrued interest	46,249,733	311,446,571
Preferred stock	196,398,431	861,613,714
Stock options	13,650,002	13,116,668
Warrants	1,500,000	1,500,000
Potentially dilutive securities	257,798,166	1,187,676,953

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	Year ended December 31,
	2017	2016
Accrued compensation to executive officers and employees	$342,919	$91,086
Accrued professional fees and settlements	125,771	285,771
Accrued Interest	59,961	37,641
Total accrued expenses	$528,651	$414,498

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at December 31, 2017 and December 31, 2016. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilitiesduring the years ended December 312017 and 2016:

	2017	2016
Balance at beginning of year	$672,724	$270,080
Change in fair value	(289,776)	402,644
Balance at end of year	$382,948	$672,724

Embedded Derivative Liabilities of Convertible Notes

At December 31, 2017, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 1.39%; term - .25 years; volatility – 246.62%; dividend rate – 0%.  At December 31, 2016, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 0.51%; term - .25 years; volatility – 287.12%; dividend rate – 0%.

NOTE 5 – NOTE PAYABLE

Convertible Notes Payable with Embedded Derivative Liabilities

	December 31, 2017	December 31, 2016
Convertible note payable for $78,750 to LG Capital Funding, LLC (“LG Capital”) dated January 16, 2015, due January 16, 2016, of which $38,829 was repaid by conversion as of December 31, 2015, bearing interest at the rate of 8% per annum.  Note may be converted by LG Capital into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. On December 12, 2017, LG Capital Funding and the Company entered into a Convertible Note Redemption Agreement to pay back a balance of $68,110 as more fully disclosed below.  (1) (2) (3)
	$68,110	$39,921

Convertible note payable for $250,000 to JMJ Financial (“JMJ”) of which $82,500 was deemed funded on January 28, 2015 and $27,500 was deemed funded on April 20, 2015, of which $40,930 was repaid by conversion as of December 31, 2015. The note was issued with an original issue discount of 10% of amounts funded. The principal amount matures 24 months from the date of each funding, had a one-time 12% interest charge as it was not repaid within 90 days of the effective date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. JMJ has the option to finance additional amounts up to the balance of the $250,000 during the term of the note.  On December 13, 2017, JMJ Financial and the Company entered into a Repayment Agremeent to pay back a balance of $84,514 as more fully disclosed below. (1) (2) (4)
	84,514	$69,070
Total convertible notes payable with embedded derivative liability	$152,624	$108,991

(1)	The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date.

(2)
Note was due on January 16, 2016.  We have not yet repaid this note and it is, therefore, in default.  We have also not maintained the required number of shares of our common stock in reserve for this note as more fully discussed below.

(3)	On December 12, 2017, LG Capital Funding, LLC and the Company entered into a Convertible Note Redemption Agreement to pay back the balance owed.

(4)	On December 13, 2017, JMJ Financial and the Company entered into a Repayment Agreement to pay back the balance owed.

Under the terms of the two convertible promissory notes outstanding at December 31, 2017 and 2016, we are required to maintain a minimum number of shares of our common stock in reserve for conversions. In the case of the note with JMJ, the reserve amount is set at 26,650,000 shares of our common stock. However, under the terms of the note with LG Capital we are required to maintain a minimum share reserve equal to four times the potential number of shares of our common stock issuable upon conversion, or 82,557,576 and 514,438,096 shares at December 31, 2017 and 2016, respectively. As a result of declines in the fair value of our common stock, we did not have sufficient authorized shares to maintain this required four times share reserve at December 31, 2017 and 2016. Accordingly, the note holder had the right to accelerate the payment due (approximately $28,189 and $14,095 of interest was due at December 31, 2017 and 2016, respectively). In addition, they have the right to require that additional shares and/or monies be paid in connection with this technical default. At December 31, 2016 we were in default on the notes.

During the year ended December 31, 2017, in settlement of the default, we entered into a Convertible Note Redemption Agreement  with LG Capital Funding, LLC. The Company is to wire redemption payment as follows:

●
$6,500 by December 29, 2017 (paid on January 2, 2018)
●
$6,500 by January 31, 2018
●
$6,500 by February 28, 2018
●
$25,000 by March 30, 2018
●
The remaining balance by April 30, 2018.

A total of $6,500 has been paid through the date of this filing, with the remaining scheduled payments not yet been made.

During the year ended December 31, 2017, in settlement of the default, we entered into a Repayment Agreement with JMJ Financial. The Company agreed to repay the balance as follows by wire:

●
$12,500 within five business days of the Issuer securing funding, provided that such payment shall be made on January 31, 2018.
●
$12,500 within 45 days after the first payment.
●
$12,500 within 45 days after the second payment.
●
$47,014 within 30 days after the third payment.

A total of $25,000 have been paid through the date of this filing. The first payment of $12,500 was made on February 14, 2018 and the second payment of $12,500 was made on May 17, 2018. There have been no payments made since.

Revenue Based Factoring Agreements

During the year ended December 31, 2015, we entered into two revenue based factoring agreements as follows:

	December 31, 2017	December 31, 2016
Factoring agreement with Power Up Lending Group, Ltd. (“Power Up”) dated October 1, 2015, purchase price was $59,000.  Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $76,700 is paid in full.  A daily repayment amount of $457 is required to be made and is credited against the specified percentage due. As of December 31, 2015, we paid $21,458 of the daily specified repayments and we had not made $9,588 of payments that were due. At December 31, 2017 and 2016, respectively, $0 and $0 of deferred interest expense related to this agreement is included in current assets. (1) (2)
		$55,242

Factoring agreement with Power Up dated October 23, 2015, purchase price was $50,000. Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $69,000 is paid in full. A daily repayment amount of $548 is required to be made and is credited against the specified percentage due. As of December 31, 2017, we had not made $10,952 of payments that were due. (1) (2)		$52,024

Settlement agreement with Power Up dated December 21, 2017. Power Up has agreed to accept the sum of $90,000 in full satisfaction of outstanding obligation and Judgement Amount provided that NACSV and GDSI make all payments provided for under the agreement. A payment schedule is provided below.	77,266
Total due to factor	$77,266	$107,266

(1)
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

(2)
We are currently in default under the terms of the two factoring agreements as we have not made the specified daily repayment amounts aggregating $20,540 and $107,266 as of December 31, 2015 and April 9, 2016, respectively, among other items. At December 31, 2016, we have not accrued any penalties or interest that might be due as a result of the defaults. The default was settled on September 13, 2017, with payments made in 2018 per an agreed upon schedule, with the judgement paid in full as of May 15, 2018.  The expected gain on settlement will not be recognized until the settlement is paid in full. See Note 6.

Promissory Note Agreement

 On August 31, 2017, Dragon Acqusitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acqusition assumed payment of a payable of the Company and the Company took on the debt. As of December 31, 2017, the Company has accrued $500 of the interest.

Financing Agreement

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million.  Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”).  Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims.  As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. Through December 31, 2017, $300,000 has been received.

Demand Promissory Note Agreements

On December 23, 2017 (the “effective date”), the Company entered into a $485,000, 7% interest rate, Demand Promissory Note with Vox Business Trust, LLC (the “Purchaser”.) The note was in settlement of the amounts accrued under a consulting agreement (Note 6), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018. The Company shall make mandatory prepayment in the following amounts and at the following times –

●
$1,000 on the effective date.
●
$50,000 on the date on which the judge presiding over the lawsuit issues a ruling or decision in which the lawsuit survives a motion to dismiss.
●
$50,000 on the date on which discovery closes with respect to the lawsuit.
●
$100,000 on the date on which the judge presiding over the lawsuit issues a ruling or decision in which the lawsuit survives a motion for summary judgement on the claims.

On December 26, 2017, the Company entered into a $485,000, 7% interest rate, Demand Promissory Note with RLT Consulting, Inc (the “Purchaser”.) The note was in settlement of the amounts accrued under a consulting agreement (Note 6), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018 (as well as an additional 4,000,000 for further services). The Company shall make mandatory prepayment in the following amounts and at the following times –

●
$1,000 on the effective date.
●
$50,000 on the date on which the judge presiding over the lawsuit issues a ruling or decision in which the lawsuit survives a motion to dismiss.
●
$50,000 on the date on which discovery closes with respect to the lawsuit.
●
$100,000 on the date on which the judge presiding over the lawsuit issues a ruling or decision in which the lawsuit survives a motion for summary judgement on the claims.

RLT was granted a first priority security interest in the Litigation Proceeds and is pari passu to Parabellum and Vox.  To that end, they share in the litigation in a priority position to proceed to repay the note.

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
iv)
The Company will pay the plaintiffs the sum of $20,000. The $20,000 settlement was paid in August 2017

PowerUp Lending Group, LTD., v. North American Custom Specialty Vehicle, Inc. et.al

On September 13, 2017 Power Up received a default judgment against the Company in the amount of $109,302.00.  The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018 the company has paid the entire amount (Note 5).

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

Consulting agreements

The Company entered into two consulting agreements in May 2016, for services to be provided in connection towards the resolution of the Rontan lawsuit (below). The consulting agreements includes a monthly retainer payment of$10,000 to each consultant. The agreement also includes consideration of 5,000,000 shares of restricted common stock of the Company, plus a 5% cash consideration of the Resolution Progress Funding, (defined as upon the retention of legal counsel and receipt of fundingfor the litigation), as of the Resolution Progress Funding date and 10,000,000 shares of restricted common stock of the Company and a 5% cash consideration of the Resolution Funding amount (defined as a settlement or judgement in favour of the Company by Rotan),at the Resolution Funding date. The Resolution Progress funding was met on December 22, 2017.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At December 31, 2017 and 2016, 1,000,000 shares of preferred stock were outstanding.

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

Common Stock

We are authorized to issue 650,000,000 shares of common stock, $0.001 par value per share. At December 31, 2017 and 2016, 530,806,571 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively.

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

The following is a summary of outstanding and exercisable warrants at December 31, 2017:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 12/31/17	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/17	Weighted Average Exercise Price
$0.15	1,000,000	0.33	$0.15	1,000,000	$0.15
$0.50	500,000	0.42	$0.50	500,000	$0.50
$0.15 to 0.50	1,500,000	0.75	$0.37	1,500,000	$0.56

The following is a summary of outstanding and exercisable warrants at December 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 12/31/16	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/16	Weighted Average Exercise Price
$0.15	1,000,000.92		$.06	1,000,000	$.06
$0.50	500,000.52		$.31	500,000	$.31
$0.15 to .50 1,500,000	1.44		$.37	1,500,000	$.37

The intrinsic value of warrants outstanding at December 31, 2017 and 2016 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

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

There was not any stock based compensation in the year ended December 31, 2017.  Stock-based compensation expense for the years ended December 31, 2016 is comprised as follows:

2016
Stock based compensation expense	$16,674
Stock options forfeitures	(91,481)
Restricted stock units forfeitures	(51,747)
Total	$(126,554)

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At December 31, 2017 and 2016, we have outstanding 13,650,002 stock options - all  of which are fully-vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 8.5 years as of December 31, 2017. During 2016 1,449,998 unvested stock options were either forfeited due to employees leaving the Company, or cancelled by the Board due to performance levels not being met.  Any compensation amount previously recognized on the straight-line baiss relating to the unvested stock options were reversed in the period of cancellation or forfeiture.  The remaining 533,334 options vested during the year ended December 31, 2016.  There were no options granted, exercised, or forfeited during the year ended December 31, 2017.

During the years ended December 31, 2017 we did not recognize any  stock-based compensation cost related to the outstanding stock options.  During the year ended December 31, 2016 we recognized stock-based compensation cost related to the outstanding stock options of $16,674 expense and ($91,481) fofeitures. The intrinsic value of options outstanding at December 31, 2017 and 2016 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

Restricted Stock Units

On October 10, 2014 we granted an employee 1 million RSU’s convertible into 1 million shares of the Company’s common stock, with a grant date fair market value of $100,000. The grant was made under our 2014 Equity Incentive Plan. 333,333 RSU’s will vest in respect of each calendar year (commencing January 1 and ending December 31) of the Company from 2015 through 2017 if the Company has achieved at least 90% of the total revenue and EBITDA midpoint targets set forth in the agreement.  If less than 90% of the target is achieved in respect of any such fiscal year, then the number of RSU’s vesting for that fiscal year shall be 333,333 times the applicable percentage set forth in the agreement; provided that, if the company shall exceed 100% of the revenue and EBITDA midpoint target for the 2016 or 2017 calendar year, and shall have failed to reach 90% of the target for a prior calendar year, the excess over 100% shall be applied to reduce the deficiency in the prior year(s), and an additional number of RSU’s shall vest to reflect the increased revenue for such prior calendar year.  Any such excess shall be applied first to reduce any deficiency for the 2015 calendar year and then for the 2016 calendar year.  The vesting of the RSU’s shall be effective upon the issuance of the audited financial statements of the Company for the applicable calendar year, and shall be based upon the total revenue and EBITDA of the acquired companies as reflected in such financial statements.  The performance levels were not met, and the Board canceled the RSUs during January 2016.

We recorded stock-based compensation expense related to these RSU’s of ($51,747) fofeitures and $51,749 for the year ended December 31, 2016.

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

					December 31, 2017
Name	Date of Grant	Number of Shares	Vest from	Vest To	Vested	Unvested	Forfeited

Mathew Kelley	4/17/13	1,250,000	4/30/13	3/31/14	1,250,000	-	-
	4/17/13	1,250,000	2/28/14	1/31/15	1,250,000	-	-

Richard J. Feldman	4/30/14	500,000	4/30/14	3/30/15	500,000	-	-
		500,000	4/30/15	3/30/16	375,000	-	125,000

Gary Gray	3/7/15	1,000,000	3/7/15	5/30/15	1,000,000

Ross Trevino	3/7/15	500,000	3/7/15	5/30/15	500,000
		5,000,000			4,875,000	-	125,000

The aggregate intrinsic value of the restricted stock grant was $0 at December 31, 2017 and 2016.

NOTE 8 – INCOME TAXES

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2017 and 2016 consist as follows:

	2017	2016
Federal statutory tax rate	(34.0)%	(34.0)%
Permanent differences	(9.0)	16.0%
Valuation allowance	43.0%	18.0%
Effective tax rate	—	—

 Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are summarized below.

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$2,632,000	$3,784,000
Accrued expenses	26,000	42,000
Stock based compensation	2,908,000	4,709,000
Amortization and depreciation	19,000	31,000
Impairment of intangible assets	243,000	393,000
Total deferred tax asset	5,828,000	8,959,000
Valuation allowance	(5,828,000)	(8,959,000)
	$-	$-

As of December 31, 2017, the Company had approximately $11,769,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Companyprovides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance decreased by $3,131,000 in the year ended December 31, 2017, or which an increase of $295,000 related to the current year activity and a decrease of $3,426,000 was a result of the change in the expected tax rate from 34% to 21% .

The Companyhas reviewed all income tax positions taken or that are expected to be taken for all open years and determined that their income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2011 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of December 31, 2017, there were had no unrecognized tax benefits, or any tax related interest or penalties.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Accounts Payable

	2017	2016
RLT Consulting	$33,841	$33,841
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
Total	$90,940	$90,940

Accrued Compensation

 At December 31, 2017 and December 31, 2016, we had $310,000 and $70,000 payable to William J. Delgado and $20,835 and $16,668 to Jerry Gomolski, respectively. During the year ended December 31, 2016, $231,565 of accrued compensation for William B. Delgado was converted to preferred shares.

NOTE 10 – SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events after the balance sheet date of December 31, 2017 through the date this Annual Report on Form 10-K is issued to ensure that this filing includes appropriate disclosure of events, both recognized in the financial statements as of December 31, 2017 and events which occurred subsequently but were not recognized in the financial statements.  We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements and except as described below:

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