Form 10-Q
period 2018-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2018-07-13
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of July 12, 2018, there were 559,084,905 shares of the registrant’s common stock outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$3,000	$93,000
Prepaid Expenses	-	20,000
Total current assets	3,000	113,000

Total assets	$3,000	$113,000

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$808,532	$656,758
Accrued expenses	639,743	528,651
Convertible notes payable	133,623	108,991
Notes Payable	1,288,000	1,288,000
Due to factor	57,266	77,265
Due to officer	103,681	71,920
Financed insurance policy	11,187	11,187
Derivative liability	197,908	382,948
Total current liabilities	3,239,940	3,125,720

Total Liabilities	3,239,940	3,125,720

Commitments and Contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 issued and outstanding	$1,000	$1,000
Common stock, $0.001 par value, 650,000,000 shares authorized, 55,459,905 and 530,806,571 shares issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	559,460	530,807
Additional paid-in capital	30,584,875	30,282,937
Accumulated deficit	(34,382,275)	(33,827,464)
Total stockholders’ deficit	(3,236,940)	(3,012,720)
Total liabilities and stockholders' deficit	$3,000	$113,000

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31
	2018	2017

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	684,452	173,781

Operating loss before other (income) expense	(684,452)	(173,781)

Other (income) expense
Change in fair value of derivative liability	(156,045)	(407,298)
Interest expense	26,404	5,454
Total other (income) expense	(129,641)	(401,844)

Income(loss) from operations before provision for income taxes	(554,811)	228,063

Provision for income taxes	-	77,541

Benefit of net operating loss	-	(77,541)

Net income (loss)	$(554,811)	$228,063

Loss per common share - basic	$(0.00)	$(0.00)

Weighted average common shares:
Basic	539,302,868	530,806,571

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Operating Activities
Net income (loss)	$(554,811)	$228,063
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liability	(156,045)	(407,298)
Stock based compensation	289,500	-
Prepaid Expenses	20,000	-
-Accounts payable	151,774	23,741
Accrued expenses	154,725	125,175
Due to Officer	31,761	30,319
Net cash used in operating activities	(63,096)	-

Financing Activities
Payments on convertible notes	(19,000)	-
Payments to factor	(20,000)	-
Proceeds from sale of common stock	12,096	-
Net cash used in financing activities	(26,904)	-

Net decrease in cash and cash equivalents	(90,000)	-
Cash and cash equivalents at beginning of year	93,000	-

Cash and cash equivalents at end of period	$3,000	$-

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities
		-
Reclassification of accrued interest with convertible notes payable upon settlement	43,633	-
Reduction of derivative liability upon payment	28,995	-

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc. (“the Company”, “we”), Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. On May 1, 2012, we made the decision to wind down our operations in the telecommunications area and to refocus our efforts in cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013 we were actively involved in managing Airtronic USA, Inc., and effective as of September 16, 2014 we acquired North American Custom Specialty Vehicles (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas. The Company has been dormant since December 31, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the three months ended March 31, 2018 we incurred a net loss of $554,811. At March 31, 2018, we had $3,000 of cash, an accumulated deficit of $34,382,275, a working capital deficit of $3,236,940 and stockholders’ deficit of $3,236,940. We have funded our activities to date almost exclusively from equity and debt financings.

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

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue acquisitions and raise the funds necessary to complete such acquisitions. The outcome of these matters cannot be predicted at this time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, NACSV, GDSI Florida, LLC and Global Digital Solutions, LLC, dba GDSI International. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2018 and 2017 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on June 29, 2018.

The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in ASC 820, "Fair Value Measurement," fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

●
Level 1 – Quoted prices in active markets for identical assets or liabilities

●
Level 2 –Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended
	March 31, 2018	March 31, 2017

Convertible notes and accrued interest	33,715,247	141,939,271
Preferred stock	206,861,415	196,398,431
Stock options	13,650,002	13,650,002
Warrants	1,500,000	1,500,000
Potentially dilutive securities	255,726,664	353,487,704

The convertible debentures were considered anti-dilutive as of March 31, 2017, in accordance with ASC 260-10-45-20, as under the “if converted” method the adjustment to the control number of net income resulted in a net loss.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 in the three months ended March 31, 2018, and as there have not been any significant revenues to date, the adoption did not have a material impact on the Company’s financial position or results of operations, and no transition method was necessary upon adoption.

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

NOTE 3 – ACCRUED EXPENSES

As of March 31, 2018, and December 31, 2017, accrued expenses consist of the following amounts:

	March 31, 2018	December 31, 2017
Accrued compensation to executive officers and employees	$403,336	$342,919
Accrued professional fees and settlements	193,675	125,771
Accrued interest	42,732	59,961
	$639,743	$528,651

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2018 and December 31, 2017. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the three months ended March 31, 2018 and 2017:

	2018	2017
Derivative liability balance at beginning of period	$382,948	$672,724
Change in fair value	(156,045)	(407,298)
Reclassification to equity	(28,995)	-
Balance at end of period	$197,908	$(265,426)

At March 31, 2018, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 1.73%; term - .25 years; volatility – 185.50%; dividend rate – 0%.

At December 31, 2017, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 1.39%; term - .25 years; volatility – 246.62%; dividend rate – 0%.

NOTE 5 – NOTE PAYABLE

Convertible Notes Payable with Embedded Derivative Liabilities

On January 16, 2015 the Company entered into an 8% convertible note payable for $78,750 with LG Capital Funding, LLC (“LG Capital”), which matured on January 16, 2016. The note is convertible at a conversion price equal to a 40% discount to the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. Under the terms of the note the Company is required to maintain a minimum share reserve equal to four times the potential number of shares of their common stock issuable upon conversion, $38,829 of the note was converted as of December 31, 2015.

The note was not paid by its maturity date, and was in default. On December 12, 2017, LG Capital Funding and the Company entered into a Convertible Note Redemption Agreement to pay back the balance of $68,110, which included the principal balance and accrued interest, per a set payment schedule to be paid in full by April 30, 2018. Until all redemption payments are fully made the creditor agreed not to effectuate any conversions. In the event the Company fails to make timely payments, the creditor shall be able to convert the balance of the note. The Company made the first required payment of $6,500 on January 2, 2018, with the remaining scheduled payments not made by their due dates. $61,610 is remaining outstanding as of March 31, 2018.

The Company entered into a Convertible note payable for up to $250,000 with JMJ Financial (“JMJ”) of which $82,500 was deemed funded on January 28, 2015 and $27,500 was deemed funded on April 20, 2015. The principal amount matured 24 months from the date of each funding, had a one-time 12% interest charge as it was not repaid within 90 days of the effective date, and is convertible at any time at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion., The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. Under the terms of the note, the Company is required to maintain 26,650,000 shares of their common stock in reserve for conversions. $40,930 of the note was converted as of December 31, 2015.

The note was not paid by its maturity date, and was in default. On December 13, 2017, JMJ Financial and the Company entered into a Repayment Agreement to pay back a balance of $84,514, which included the principal balance and accrued interest, per a set payment schedule. If the Company fails to pay the scheduled payments by their due date the agreement is terminated. A total of $25,000 has been paid through the date of this filing, with the final two scheduled payments not made by their due date. $72,014 is remaining outstanding on the note as of March 31, 2018.

Revenue Based Factoring Agreements

During the year ended December 31, 2015, the Company entered into two revenue-based factoring agreements for which the Company did not make the required payments, and the factor agreements went into default. On December 21, 2017 the Company entered into a Settlement agreement with Power Up under which Power Up has agreed to accept the sum of $90,000 in full satisfaction of outstanding obligation (Note 6). The settlement is to be paid in three installments of $30,000. The settlement has been paid in full as of May 15, 2018. The expected gain on settlement will be recognized during the second quarter of 2018, when the debt has been extinguished.

Promissory Note Agreement

On August 31, 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the debt. As of March 31, 2018, the Company has accrued $1,000 of the interest.

Financing Agreement

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. Through March 31, 2018, $300,000 has been received.

Demand Promissory Note Agreements

On December 23, 2017 (the “effective date”), the Company entered into a $485,000, 7% interest rate, Demand Promissory Note with Vox Business Trust, LLC (the “Purchaser”.) The note was in settlement of the amounts accrued under a consulting agreement (Note 6), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018. The Company shall make mandatory prepayment in the following amounts and at the following times:

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

On December 26, 2017, the Company entered into a $485,000, 7% interest rate, Demand Promissory Note with RLT Consulting, Inc (the “Purchaser”.) The note was in settlement of the amounts accrued under a consulting agreement (Note 6), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018 (as well as an additional 4,000,000 for further services). The Company shall make mandatory prepayment in the following amounts and at the following times:

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
v)
The $20,000 settlement was paid in August 2017.

Global Digital Solutions, Inc. et. al. v. Communications Laboratories, Inc., et. al.

On January 19, 2015, the Company and NACSV filed suit against Communications Laboratories, Inc., ComLabs Global, LLC, Roland Lussier, Brian Dekle, John Ramsay and Wallace Bailey for conversion and breach of contract in a dispute over the payment of a $300,000 account receivable that ComLabs owed to NACSV but sent payment directly to Brian Dekle. The case was filed in the Eighteenth Judicial Circuit in and for Brevard County Florida, case no. 05-2015-CA-012250. On February 18, 2015 (i) defendants Communications Laboratories, Inc., ComLabs Global, LLC and Roland Lussier and (ii) defendant Wallace Bailey filed their respective motions to dismiss seeking, among other things, dismissal for failure to state valid causes of action, lumping and failure to post a non-resident bond. On February 26, 2015, defendants Dekle and Ramsay filed their motion to dismiss, or stay action, based on already existing litigation between the parties. NACSV filed its required bond on March 2, 2015.

PowerUp Lending Group, LTD., v. North American Custom Specialty Vehicle, Inc. et.al

On September 13, 2017 Power Up received a default judgment against the Company in the amount of $109,302.00. The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018, the company has paid the entire amount.

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

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. On June 1, 2018, GDSI filed various Affidavits providing supplemental evidence and briefing on the issues of material fact. On June 21, 2018, the Securities and Exchange Commission issued an order immediately staying all administrative proceedings pending before its administrative law judges in light of the Supreme Court’s decision in Lucia v. SEC, No. 17-130 (U.S. June 21, 2018). Pending Admin. Proc., Securities Act of 1933 Release No. 10510, https://www.sec.gov/litigation/opinions/2018/33-10510.pdf. The stay will last until July 23, 2018, or further order of the Commission. Id.

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

PMB Helin Donovan, LLP vs. Global Digital Solutions, Inc. in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Docket No.: 50-2017-CA-011937-XXXX-MB

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000) of which the first payment of Ten Thousand Dollars ($10,000) has been paid.

Jennifer Carroll vs. Global Digital Solutions, Inc., North American Custom Specialty Vehicles, Inc., in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”) and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000) plus fees of Thirteen Thousand Three Hundred Fifty-Three Dollars ($13,353) and costs of Six Hundred Twenty-Four Dollars ($624).

Consulting agreements

The Company entered into two consulting agreements in May 2016, for services to be provided in connection towards the resolution of the Rontan lawsuit. The consulting agreements include a monthly retainer payment of $10,000 to each consultant. The agreement also includes consideration of 5,000,000 shares of restricted common stock of the Company, plus a 5% cash consideration of the Resolution Progress Funding, (defined as upon the retention of legal counsel and receipt of funding for the litigation), as of the Resolution Progress Funding date and 10,000,000 shares of restricted common stock of the Company and a 5% cash consideration of the Resolution Funding amount (defined as a settlement or judgement in favor of the Company by Rotan), at the Resolution Funding date. The Resolution Progress funding was met on December 22, 2017, as more fully discussed in the financing agreement in Note 5.

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

Under the terms of a Finders Fees Agreement dated April 14, 2014, we have agreed to pay RLT Consulting Inc., a fee of 2% (two percent) of the Transaction Value, as defined in the agreement, of Rontan upon closing. The fee is payable one-half in cash and one-half in shares of our common stock.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Accounts Payable

At March 31, 2018 and December 31, 2017, included in accounts payable was compensation owed to related parties as seen below -

	March 31, 2018	December 31, 2017
Jerry Gomolski	$25,000	$25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
Total	$57,099	$57,099

Accrued Compensation

At March 31, 2018 and December 31, 2017, we had $370,000 and $310,000 payable to William J. Delgado and $29,169 and $20,835 to Jerry Gomolski, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

On February 9, 2018, the Company issued 333,334 of their common shares to a consultant, as consideration for $4,000 of consulting services.

On February 9, 2018, the Company sold 4,320,000 of their common shares to an unrelated party, at $0.0028 per share, for a total purchase price of $12,096.

On February 21, 2018, in connection with a $36,000 promissory note that was entered into on May 1, 2018 (Note 9) the Company issued 5,000,000 shares of their common stock. The common stock was valued at $57,500, based on the market price of $0.0115 of the common stock on the date of issuance, which was recognized as a financing cost in the accompanying condensed consolidated statement of operations.

On March 13, 2018, in connection with the two $485,000 demand notes (Note 5), the Company issued 14,000,000 shares of their common stock as consideration for consulting services. The common stock was valued at $168,000, based on the market price of $0.0120 of the common stock on the date of issuance.

On March 13, 2018, in connection with the $20,000 promissory note (Note 5), the Company issued 5,000,000 shares of their common stock. The common stock was valued at $60,000, based on the market price of $0.0120 of the common stock on the date of issuance which was recognized as a financing cost in the accompanying condensed consolidated statement of operations.

NOTE 9 – SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events after the balance sheet date of March 31, 2018 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2018, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements and except as described below:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

We are positioning ourselves as a leader in providing comprehensive security and technology solutions. Since May 1, 2012, we have been focusing on acquisitions of defense and defense-related entities both in the United States and abroad. On June 16, 2014 GDSI completed its acquisition of North American Custom Specialty Vehicles (“NACSV”). NACSV’s mobile emergency operations centers (MEOC) can be tailored to the needs of Police, Fire, EMS, Military, Homeland Security, National Guard, FBI, Air National Guard Coast Guard, Chemical/Petrochemical, Humanitarian Aid, Non-Governmental Organizations, Drug Enforcement, Immigration & Customs, Bureau of Alcohol, Tobacco, Firearms and Explosives, Water Management, Wildlife Management, D.O.T. Engineering & Maintenance, Air & Water Quality Management (EPA), Meteorological Seismic/Oil & Gas Exploration, IS/Mapping Power Generation (Nuclear & Conventional), Power Transmission and Strategic Infrastructure Security. The company has already built customized vehicles for customers involved in one or more of the above categories and we see many opportunities to improve NACSV and its products and services through the integration of additional software, hardware and firmware technologies.

Results of Operations

Comparison of the three months ended March 31, 2018 and March 31, 2017

A comparison of the Company’s operating results for the three months ended March 31, 2018 and March 31, 2017 are as follows:

For the three months ended March 31, 2018:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	684,452	-	-	684,452
Operating Loss	(684,452)	-	-	(684,452)
Other Income (Expenses)	(129,641)	-	-	(129,641)
Loss – Before Tax	$(554,811)	$-	$-	$(554,811)

For the three months ended March 31, 2017:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	173,781	-	-	173,781
Loss from operations	(173,781)	-	-	(173,781)
Other (Income) Expense	(401,844)	-	-	(401,844)
Loss – Before Tax	$228,063	$-	$-	$228,063

The variances between three months ending March 31, 2018 and 2017 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	510,671	-	-	510,671
Loss from operations	(510,671)	-	-	(510,671)
Other (Income) Expense	272,203	-	-	272,203
Loss – Before Tax	$(782,874)	$-	$-	$(782,874)

Revenues and Gross Margins

There were no Revenues for either the three months ending March 31, 2018 or 2017.

There was no gross profit for either the three months ending March 31, 2018 or 2017.

Operating Loss

Loss from operations for the three months ended March 31, 2018 and 2017 was $684,452and $173,781, respectively. The increase in the operating expense for the 2018 period was the result of increased professional fees, for legal, accounting and consulting services, and approximately $44,000 in legal settlements.

Other (Income) Expense

Other (income) expense consists of the change in fair value of the derivative liability and interest expense. The change in fair value of the derivative liability represents an income effect, due to a decrease in the fair value of the derivative when remeasured at each period end. The income effect decreased from $407,298 in the three months ended March 31, 2017 to $156,045 in the three months ended March 31, 2018. The interest expense increased to $26,404 in the three months ended March 31, 2018 as compared to $5,454 in the same period in 2017, due to the increase in notes payable.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2017, we had cash on hand of $3,000 and a working capital deficit of $3,236,940 as compared to no cash on hand and a working capital deficit of $1,670,776 as of March 31, 2017. The decrease in working capital is mainly due to the additional $1,288,000 in notes payable, and an increase of approximately $335,000 in accounts payable and accrued expenses.

Going Concern

The unaudited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended March 31, 2018 of approximately $34 million, as well as negative cash flows from operating activities. As of the balance sheet date, the Company did not have sufficient cash resources to meet its plans through December 31, 2018.

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

Working Capital Deficiency

	Periods Ended
	March 31, 2018	December 31, 2017
Current Assets	$3,000	$113,000
Current Liabilities	3,239,940	3,125,720
Working capital	$(3,236,940)	$(3,012,720)

Current assets decreased from December 31, 2017 to March 31, 2018 due to payment of notes payable with available cash and the amortization of prepaid expenses. The increase in current liabilities is mainly due to an increase in accounts payable, accrued expenses, convertible notes payable and decreases in due to factor and derivative liability.

Cash Flows

	Periods Ended
	March 31, 2018	March 31, 2017
Net cash used in operating activities	$(63,096)	$(175,000)
Net cash used in investing activities	-	-
Net cash used in financing activities	(26,904)	268,000
Increase (decrease) in cash	$(90,000)	$93,000

Operating Activities

Net cash used by operating activities during the three months ended March 31, 2018 was $63,096. Cash used during the period was primarily due to a net loss of $554,811, a decrease in in the fair value of derivative liability of $156,045 (including the reduction due to payments made on the related convertible debentures), offset by increases in accounts payable of $151,774, accrued expenses or $154,725 and due to officer of $31,761.

Net cash used by operating activities was $0 for the three months ended March 31,2017, reflecting the net income of $228,063 offset by change in fair value of derivative liability, and an increase in accounts payable, accrued expenses and due to officer.

Investing Activities

There was no cash used for, or provided by, investing activities during the three months ended March 31, 2108 nor March 31, 2017.

Financing Activities

During the three months ended March 31, 2018, cash used in financing activities of $26,904 consisted of payments on convertible notes payable of $19,000 and payments to the factor of $20,000, offset by proceeds from sale of common stock of $12,096. There was no cash used for, or provided by, financing activities during the three months ended March 31, 2017.

Note Financing

On January 26, 2015, the Company agreed to a $250,000 principal (and a $25,000 original discount amount) Convertible Note with JMJ Financial (“JMJ”.) The Note matures on January 26, 2017, unless earlier converted pursuant to the terms of the Convertible Note. The Note bears interest at 0% if repaid in the first 90 days and then a one-time interest charge of 12% applied on the principal sum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 13, 2017, the Company entered into a repayment agreement with JMJ Financial to repay the outstanding balance of $84,514. As of March 31, 2018, the Company has paid $12,500 of this balance. Another $12,500 was paid on May 17, 2018.

On January 16, 2015, the Company agreed to a $78,750 principal Convertible Redeemable Note with LG Capital Funding, LLC (“LG Capital”.) The Note matures on January 16, 2016 unless earlier converted pursuant to terms of the Convertible Note. The Note bears interest at 8% per annum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 12, 2017, the Company entered into a redemption agreement with LG Capital Funding, LLC to repay the outstanding balance of $68,110. As of March 31, 2018, and through the date of this filing, the Company has paid $6,500 of this balance.

During the year ended December 31, 2015, the Company entered into two revenue-based factoring agreements for which the Company did not make the required payments, and the factor agreements went into default. On December 21, 2017 the Company entered into a Settlement agreement with Power Up under which Power Up has agreed to accept the sum of $90,000 in full satisfaction of outstanding obligation (Note 6). The settlement is to be paid in three installments of $30,000. The settlement has been paid in full as of May 15, 2018. The expected gain on settlement will be recognized during the second quarter of 2018, when the debt has been extinguished.

Promissory Note Agreement

On August 31, 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a promissory note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the debt. As of March 31, 2018, the Company has accrued $1,000 of the interest.

Financing Agreement

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. Through March 31, 2018, $300,000 has been received.

Demand Promissory Note Agreements

On December 23, 2017 (the “effective date”), the Company entered into a $485,000, 7% interest rate, Demand Promissory Note with Vox Business Trust, LLC (the “Purchaser”.) The note was in settlement of the amounts accrued under a consulting agreement (Note 6), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018. The Company shall make mandatory prepayment in the following amounts and at the following times:

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

On December 26, 2017, the Company entered into a $485,000, 7% interest rate, Demand Promissory Note with RLT Consulting, Inc. (the “Purchaser”.) The note was in settlement of the amounts accrued under a consulting agreement (Note 6), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018 (as well as an additional 4,000,000 for further services). The Company shall make mandatory prepayment in the following amounts and at the following times:

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

On May 1, 2018, the Company entered into a $36,000 promissory note with an individual with $5,000 original issue discount for net proceeds of $31,000.

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

On June 4, 2018, the Company agreed to a $300,000 principal amount (and a $150,000 original issue discount amount) convertible note issued to GS Capital Partners.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recent Accounting Standards

During the three months ended March 31, 2018 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 in the three months ended March 31, 2018, and as there have not been any significant revenues to date, the adoption did not have a material impact on the Company’s financial position or results of operations, and no transition method was necessary upon adoption.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

vi)
Judgment is due to be entered against the Company in the amount of $300,000 if the sum of $20,000 as noted in iv below is not paid.
vii)
The Company grants the plaintiffs vehicles and trailers in connection to this proceeding.
viii)
The Company will assist the plaintiffs in obtaining possession of the said vehicles.
ix)
The Company will pay the plaintiffs the sum of $20,000.
x)
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

PowerUp Lending Group, LTD., v. North American Custom Specialty Vehicle, Inc. et.al

On September 13, 2017 Power Up received a default judgment against the Company in the amount of $109,302.00. The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018, the company has paid the entire amount.

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

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. On June 1, 2018, GDSI filed various Affidavits providing supplemental evidence and briefing on the issues of material fact. On June 21, 2018, the Securities and Exchange Commission issued an order immediately staying all administrative proceedings pending before its administrative law judges in light of the Supreme Court’s decision in Lucia v. SEC, No. 17-130 (U.S. June 21, 2018). Pending Admin. Proc., Securities Act of 1933 Release No. 10510, https://www.sec.gov/litigation/opinions/2018/33-10510.pdf. The stay will last until July 23, 2018, or further order of the Commission. Id.

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

PMB Helin Donovan, LLP vs. Global Digital Solutions, Inc. in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Docket No.: 50-2017-CA-011937-XXXX-MB

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000) of which the first payment of Ten Thousand Dollars ($10,000) has been paid.

Jennifer Carroll vs. Global Digital Solutions, Inc., North American Custom Specialty Vehicles, Inc., in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”) and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000) plus fees of Thirteen Thousand Three Hundred Fifty-Three Dollars ($13,353) and costs of Six Hundred Twenty-Four Dollars ($624).

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, as filed with SEC on June 27, 2018, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Purchase Agreement with Bronco Communications, LLC dated January 1, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
2.2	Amendment to Purchase Agreement with Bronco Communications, LLC dated October 15, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
2.3	Agreement of Merger and Plan of Reorganization with Airtronic USA, Inc. dated October 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
2.4	First Amendment to Agreement of Merger and Plan of Reorganization with Airtronic, USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
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

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.2	Articles of Merger dated March 18, 2004 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.3	Certificate of Amendment to the Certificate of Incorporation dated August 06, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.4	Bylaws dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.5	Certificate of Amendment to Certificate of Incorporation dated July 7, 2014 (incorporated by reference to our Current Report on Form 8-K filed on July 30, 2014)
3.6	Certificate of Amendment to Certificate of Incorporation dated May 18, 2015 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2015)
(10)	Material Agreements
10.1	Debtor in Possession Note Purchase Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.2	Secured Promissory Note with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.3	Security Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.4	Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated March, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.5	Second Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.6	Secured Promissory Note with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.7	Intellectual Property Security Agreement with an individual dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.8	Promissory Note Purchase Agreement with Bay Acquisition, LLC dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.9	Secured Promissory Note with an individual dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)

10.10	Security Agreement with Bay Acquisition, LLC dated December, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.11	Warrant to Purchase Common Stock with an individual dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.12	Amendment to Promissory Note Agreement with an individual dated May 6, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.13	Subscription Agreement and Securities Purchase Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.14	Form of Indemnification Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.15	Secured Promissory Note with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.16	Third Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.17	Investment Banking Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.18	Addendum to Investment Bank Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.19	2014 Equity Incentive Plan dated May 19, 2014 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.20	Online Virtual Office Agreement dated August 19, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.21	Restricted Stock Unit Agreement with Stephen L. Norris dated August 25, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed on August 25, 2014)
10.22	Securities Purchase Agreement with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.23	Convertible Redeemable Note with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.24	First Amendment to Convertible Redeemable Note with Charter 804CS Solutions, Inc dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.25	Securities Purchase Agreement with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.26	Convertible Redeemable Note with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.27	First Amendment to Convertible Redeemable Note dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2014)
10.28	Securities Purchase Agreement with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.29	Convertible Redeemable Note with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.30	Convertible Note with JSJ Investments Inc. dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.31	Securities Purchase Agreement with Adar Bays, LLC dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.32	Convertible Redeemable Note with Adar Bays dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.33	Convertible Note with JMJ Financial dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.34	Convertible Note with Vista Capital Investments, LLC dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.35	Securities Purchase Agreement with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.36	Convertible Promissory Note with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)

10.37	Securities Purchase Agreement with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.38	Convertible Note with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.39	Note Purchase Agreement with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.40	Convertible Promissory Note with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.41	Non-Exclusive Agreement with Carter, Terry & Company dated December 18, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2015)
10.42	Securities Purchase Agreement with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.43	Convertible Promissory Note with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.44	Revenue Based Factoring Agreement with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.45	Security Agreement and Guarantee with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.46	Revenue Based Factoring Agreement with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.47	Security Agreement and Guarantee with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.48	Settlement Agreement with an individual dated July 27, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.49	Settlement Agreement with Power Up Lending Group, Ltd. dated December 21, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.50	Repayment Agreement with JMJ Financial dated December 13, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.51	Convertible Note Redemption Agreement dated December 12, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.52	Exchange/Conversion Agreement with an individual dated August 15, 2016 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.53	Promissory Note with Dragon Acquisitions dated August 31, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.54	Stock Purchase Agreement with Empire Relations Group, Inc. dated August 16, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.55	Prepaid Forward Purchase Agreement with Boies Schiller Flexner LLP dated December 22, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.56	Demand Promissory Note with Vox Business Trust, LLC dated December 19, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.57	Demand Promissory Note with RLT Consulting, Inc. dated December 26, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.58	Promissory Note with an individual dated May 1, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.59	Investment Return Purchase Agreement with an individual dated May 15, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.
‡
Employment Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIGITAL SOLUTIONS, INC.

By: /s/ William Delgado
William Delgado
Chief Executive Officer
(Principal Executive Officer)
Date: July 12, 2018

By: /s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: July 12, 2018