Form 10-Q
period 2018-06-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2018-08-14
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 14, 2018, there were 559,084,905 shares of the registrant’s common stock outstanding

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$51,000	$93,000
Prepaid Expenses	-	20,000
Total current assets	51,000	113,000

Total assets	$51,000	$113,000

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$798,384	$656,758
Accrued expenses	772,850	528,651
Convertible notes payable	121,124	108,991
Notes Payable, net of debt discount of $163,514 at June 30, 2018	1,716,487	1,288,000
Due to factor	-	77,265
Due to officer	36,348	71,920
Financed insurance policy	11,187	11,187
Derivative liability	178,977	382,948
Total current liabilities	3,635,357	3,125,720

Total Liabilities	3,635,357	3,125,720

Commitments and Contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 issued and outstanding	$1,000	$1,000
Common stock, $0.001 par value, 650,000,000 shares authorized, 559,459,905 and 530,806,571 shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	559,459	530,807
Additional paid-in capital	30,724,112	30,282,937
Accumulated deficit	(34,868,928)	(33,827,464)
Total stockholders’ deficit	(3,584,357)	(3,012,720)
Total liabilities and stockholders' deficit	$51,000	$113,000

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Selling, general and administrative expenses	344,820	203,395	1,029,272	377,176

Operating loss before other (income)expense	(344,820)	(203,395)	(1,029,272)	(377,176)

Other (income)expense
Change in fair value of derivative liability	69,928	(31,051)	(86,117)	(438,349)
Amortization of debt discount	26,865	-	26,865	-
Interest expense	40,306	5,454	66,710	10,908
Finance costs	22,000	-	22,000	-
Gain on settlement of debt	(17,266)	-	(17,266)	-
Total other (income) expense	141,833	(25,597)	12,192	(427,441)

Income(loss) from operations before provision for income taxes	(486,653)	(177,798)	(1,041,464)	50,265

Provision for income taxes	-	-	-	17,090

Benefit of net operating loss	-	-	-	(17,090)

Net income (loss)	$(486,653)	$(177,798)	$(1,041,464)	$50,265

Loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	559,459,905	530,806,571	554,990,572	530,806,571

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2018	June 30, 2017

Operating Activities
Net income (loss)	$(1,041,464)	$50,265
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	289,500	-
Change in fair value of derivative liability	(86,117)	(438,349)
Amortization of debt discount	26,865	-
Finance costs	22,000	-
Gain on settlement	(17,266)	-

Changes in operating assets and liabilities:
Prepaid expenses	20,000	-
Accounts payable	141,626	89,129
Accrued expenses	287,832	250,908
Due to Officer	(23,476)	48,047

Net cash used in operating activities	(380,500)	-

Financing Activities
Proceeds from notes payable	454,000	-
Payments on notes payable	(24,000)	-
Payments on convertible notes	(31,500)	-
Payments to factor	(60,000)	-
Net cash provided by financing activities	338,500	-

Net decrease in cash and cash equivalents	(42,000)	-
Cash and cash equivalents at beginning of year	93,000	-

Cash and cash equivalents at end of period	$51,000	$-

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities
Accrued interest settled with convertible notes payable	$43,633	$-
Debt discount from warrants	$50,378	$-
Reclass of derivative liability to equity upon conversions	$117,854	$-
Debt discount from issuance costs	$162,000	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the six months ended June 30, 2018 we incurred a net loss of approximately $1,041,000. At June 30, 2018, we had $51,000 of cash, an accumulated deficit of approximately $34,869,000, a working capital deficit of approximately $3,584,000 and stockholders’ deficit of approximately $3,584,000. We have funded our activities to date almost exclusively from equity and debt financings.

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

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million, as further detailed in Note 6.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2018 and 2017 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended
	June 30, 2018	June 30, 2017

Convertible notes and accrued interest	33,715,247	181,686,974
Preferred stock	206,861,415	196,398,431
Stock options	13,650,002	13,650,002
Warrants	1,500,000	1,500,000
Potentially dilutive securities	255,726,664	393,235,407

	Six Months Ended
	June 30, 2018	June 30, 2017

Convertible notes and accrued interest	33,715,247	181,686,974
Preferred stock	206,861,415	196,398,431
Stock options	13,650,002	13,650,002
Warrants	1,500,000	1,500,000
Potentially dilutive securities	255,726,664	393,235,407

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 as of January 1, 2018, and as there have not been any significant revenues to date, the adoption did not have a material impact on the Company’s financial position or results of operations, and no transition method was necessary upon adoption.

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

NOTE 3 – ACCRUED EXPENSES

As of June 30, 2018, and December 31, 2017, accrued expenses consist of the following amounts:

	June 30, 2018	December 31, 2017
Accrued compensation to executive officers and employees	$405,004	$342,919
Accrued professional fees and settlements	289,808	125,771
Accrued interest	78,038	59,961
	$772,850	$528,651

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2018 and December 31, 2017. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the six months ended June 30, 2018 and 2017:

	2018	2017
Derivative liability balance at beginning of period	$382,948	$672,724
Change in fair value	(97,823)	(438,349)
Reclassification to equity	(106,148)	-
Balance at end of period	$178,977	$234,375

At June 30, 2018, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 1.93%; term - .25 years; volatility – 216.69%; dividend rate – 0%.

At June 30, 2017, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 1.03%; term - .25 years; volatility – 293.76%; dividend rate – 0%.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

The note was not paid by its maturity date and was in default. On December 12, 2017, LG Capital Funding and the Company entered into a Convertible Note Redemption Agreement to pay back the balance of $68,110, which included the principal balance and accrued interest, per a set payment schedule to be paid in full by April 30, 2018. Until all redemption payments are fully made the creditor agreed not to effectuate any conversions. In the event the Company fails to make timely payments, the creditor shall be able to convert the balance of the note. The Company made the first required payment of $6,500 on January 2, 2018, with the remaining scheduled payments not made by their due dates. $61,610 is remaining outstanding as of June 30, 2018.

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

The note was not paid by its maturity date and was in default. On December 13, 2017, JMJ Financial and the Company entered into a Repayment Agreement to pay back a balance of $84,514, which included the principal balance and accrued interest, per a set payment schedule. If the Company fails to pay the scheduled payments by their due date the agreement is terminated. A total of $25,000 has been paid through the date of this filing, with the final two scheduled payments not made by their due date. $72,014 is remaining outstanding on the note as of June 30, 2018.

NOTE 6 – NOTES PAYABLE

Revenue Based Factoring Agreements

During the year ended December 31, 2015, the Company entered into two revenue-based factoring agreements for which the Company did not make the required payments, and the factor agreements went into default. On December 21, 2017 the Company entered into a Settlement agreement with Power Up under which Power Up has agreed to accept the sum of $90,000 in full satisfaction of outstanding obligation (Note 6). The settlement was to be paid in three installments of $30,000. The settlement has been paid in full as of May 15, 2018, resulting in the recognition of again on settlement of $17,266, when the debt was extinguished.

Promissory Note Agreement

On August 31, 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the debt. As of June 30, 2018, the Company has accrued $1,000 of the interest.

Financing Agreement

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. Through June 30, 2018, $300,000 has been received.

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

Investment Return Purchase Agreements

On April 3, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $50,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $50,000 proceeds plus a 50% return, or $25,000 (the “Investment Return”) within seven (7) months from the date of the Investment Agreement. The Investment Return is being recognized as interest expense over the seven months. In addition, the Company agreed to issue to the Purchaser 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $9,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.009 at issuance date; a risk-free interest rate of 2.60% and expected volatility of the Company’s common stock, of 234.58%. Due to the short term nature of the Investment Agreement and the insignificant amount, the warrant fair value was immediately expensed as a financing cost.

On May 15, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. The Investment Return is being recognized as interest expense over the three months. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $13,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.75% and expected volatility of the Company’s common stock, of 274.39%, Due to the short term nature of the Investment Agreement, the warrant fair value was immediately expensed as a financing cost.

Notes Payable

On May 1, 2018 the Company entered into a $36,000 promissory note with an individual with $5,000 original issue discount for net proceeds of $31,000.

On June 1, 2018, the Company entered into a $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a relative fair value after allocation of $28,378. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.62% and expected volatility of the Company’s common stock, of 275.26%, The relative fair value of the warrants as well as the OID have been classified as a debt discount to be amortized over the life of the note using the effective interest method.

The note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of another public company in which Mr. Delgado is a director and Chief Financial Officer.

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

Adrian Lopez v. Global Digital Solutions, Inc. and William J. Delgado Superior Court of New Jersey, Chancery Division, Mercer County, Equity Part, Docket No. MER-L-002126-17

On September 28, 2017, Plaintiff Adrian Lopez (“Lopez”) brought an action against Global Digital Solutions, Inc. (“GDSI”) and William J. Delgado (“Delgado”) to compel a meeting of the stockholders of Global Digital Solutions, Inc. pursuant to Section 2.02 of GDSI’s Bylaws and New Jersey Revised Statute § 14A:5-2. On October 27, 2017, Defendants GDSI and Delgado filed a Motion to Stay the Proceeding. On November 24, 2017, Plaintiff filed an Objection to Defendants’ Motion to Stay the Proceeding. On January 19, 2018, Defendants’ Motion to Stay the Proceeding was denied. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. On or about July 23, 2018, Plaintiff filed a Supplemental Memorandum of Law in Opposition to Defendants’ Motion to Dismiss for Lack of Personal Jurisdiction. On or about July 26, 2018 Defendant Delgado filed a Memorandum of Law in Reply to Plaintiff’s Supplemental Memorandum of Law in Opposition to Defendant Delgado’s Motion to Dismiss for Lack of Personal Jurisdiction. On or about July 27, 2018 Defendant Loppert filed a Supplemental Reply Memorandum of Law in Further Support of Defendant’s Motion to Dismiss the Verified Shareholder Derivative Complaint. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint.

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

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. On June 1, 2018, GDSI filed various Affidavits providing supplemental evidence and briefing on the issues of material fact. On June 21, 2018, the Securities and Exchange Commission issued an order immediately staying all administrative proceedings pending before its administrative law judges in light of the Supreme Court’s decision in Lucia v. SEC, No. 17-130 (U.S. June 21, 2018). Pending Admin. Proc., Securities Act of 1933 Release No. 10510, https://www.sec.gov/litigation/opinions/2018/33-10510.pdf. On July 20, 2018, the SEC extended the stay until August 22, 2018, or further order of the Commission
Securities and Exchange Commission v. Global Digital Solutions, Inc., Richard J. Sullivan and David A. Loppert United States District Court for the Southern District of Florida, Case No. 9:16-cv-81413-RLR

On August 11, 2016, the Securities and Exchange Commission (“SEC”) filed suit in the United States District Court for the Southern District of Florida against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”) and David A. Loppert (“Loppert”) to enjoin GDSI; Sullivan, GDSI’s former Chairman and CEO; and Loppert, GDSI’s former CFO from alleged further violations of the anti-fraud and reporting provisions of the federal securities laws, and against Sullivan and Loppert from alleged further violations of the certification provisions of the federal securities laws.

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

Consulting agreements

The Company entered into two consulting agreements in May 2016, for services to be provided in connection towards the resolution of the Rontan lawsuit. The consulting agreements include a monthly retainer payment of $10,000 to each consultant. The agreement also includes consideration of 5,000,000 shares of restricted common stock of the Company, plus a 5% cash consideration of the Resolution Progress Funding, (defined as upon the retention of legal counsel and receipt of funding for the litigation), as of the Resolution Progress Funding date and 10,000,000 shares of restricted common stock of the Company and a 5% cash consideration of the Resolution Funding amount (defined as a settlement or judgement in favor of the Company by Rotan), at the Resolution Funding date. The Resolution Progress funding was met on December 22, 2017, as more fully discussed in the financing agreement in Note 6.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Accounts Payable

At June 30, 2018 and December 31, 2017, included in accounts payable was compensation owed to related parties as seen below -

	June 30, 2018	December 31, 2017
Jerry Gomolski	$25,000	$25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
Total	$57,099	$57,099

Accrued Compensation

At June 30, 2018 and December 31, 2017, the Company had $415,000 and $310,000 payable to William J. Delgado and $35,004 and $20,835 to Jerry Gomolski, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

On April 3, 2018, in connection with the Investment Agreement for proceeds of $50,000 (Note 6) the Company issued 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. The warrants were valued at $9,000, which was recognized as a financing cost in the accompanying condensed consolidated statement of operations.

On May 15, 2018, in connection with the Investment Agreement for proceeds of $200,000 (Note 6) the Company issued 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. The warrants were valued at $13,500, which was recognized as a financing cost in the accompanying condensed consolidated statement of operations.

On June 1, 2018, in connection with the $300,000 non-convertible note (Note 6) the Company issued 5,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Morton model, resulting in a relative fair value after allocation of $28,378. The relative fair value of the warrants has been classified as a debt discount to be amortized over the life of the note using the effective interest method.

On March 13, 2018, in connection with the two $485,000 demand notes (Note 6), the Company issued 14,000,000 shares of their common stock as consideration for consulting services. The common stock was valued at $168,000, based on the market price of $0.0120 of the common stock on the date of issuance.

On March 13, 2018, in connection with the $20,000 promissory note (Note 6), the Company issued 5,000,000 shares of their common stock. The common stock was valued at $60,000, based on the market price of $0.0120 of the common stock on the date of issuance which was recognized as a financing cost in the accompanying condensed consolidated statement of operations.

On February 21, 2018, in connection with a $36,000 promissory note that was entered into on May 1, 2018 (Note 6) the Company issued 5,000,000 shares of their common stock. The common stock was valued at $57,500, based on the market price of $0.0115 of the common stock on the date of issuance, which was recognized as a financing cost in the accompanying condensed consolidated statement of operations.

On February 9, 2018, the Company issued 333,334 of their common shares to a consultant, as consideration for $4,000 of consulting services.

On February 9, 2018, the Company sold 4,320,000 of their common shares to an unrelated party, at $0.0028 per share, for a total purchase price of $12,096.

NOTE 10 – SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events after the balance sheet date of June 30, 2018 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2018, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements.

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

Corporate History and Overview

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation. The merger was treated as a recapitalization of Global Digital Solutions, Inc., and Creative changed its name to Global Digital Solutions, Inc. (“GDSI”). We are focused in the area of cyber arms technology and complementary security and technology solutions. On October 22, 2012, we entered into an Agreement of Merger and Plan of Reorganization to acquire 70% of Airtronic USA, Inc. (“Airtronic”), a then debtor in possession under chapter 11 of the Bankruptcy Code, after Airtronic successfully reorganized and emerged from bankruptcy (the “Merger”). During the period from October 2012 through November 2013, we were actively involved in the day to day management of Airtronic pending the completion of the Merger. The Merger did not occur and we ceased involvement with the Airtronic. In December 2012 we incorporated GDSI Florida LLC (“GDSI FL”), a Florida limited liability company. Except for the payment of administrative expenses on behalf of the Company, GDSI FL has no business operations. In January 2013 we incorporated Global Digital Solutions, LLC, a Florida limited liability company. In November 2013, we incorporated GDSI Acquisition Corporation, a Delaware corporation. On June 16, 2014, we acquired North American Custom Specialty Vehicles, LLC into GDSI Acquisition Corporation, and changed the latter’s name to North American Custom Specialty Vehicles, Inc. (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

Revenue

There were no revenues for the three months ending June 30, 2018 or 2017.

Expenses

Our expenses for the three months ended June 30, 2018 are summarized as follows, in comparison to our expenses for the three months ended June 30, 2017:

	Three Months Ended June 30,
	2018	2017
Salaries and related expenses	$96,668	$60,000
Rent	3,229	-
Professional fees	153,066	71,901
Consulting services	85,000	62,200
Other general and administrative expenses	6,857	9,294
Total	$344,820	$203,395

Operating expenses for the three months ended June 30, 2018 were $344,820, representing an increase of 70% compared to operating expenses of $203,395 for the same period in 2017. The primary reason for the change is an increase in professional fees resulting from approximately $90,000 in accounting and auditing fees that the Company had not incurred in the three months ended June 30, 2017. Additionally, salaries increased approximately $37,000 due to the salary for the new CFO in 2018.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017

Revenue

There were no revenues for the three months ending June 30, 2018 or 2017.

Expenses

Our expenses for the six months ended June 30, 2018 are summarized as follows, in comparison to our expenses for the six months ended June 30, 2017:

	Six Months Ended June 30,
	2018	2017
Salaries and related expenses	$171,169	$120,000
Rent	7,364	-
Professional fees	313,946	110,364
Consulting services	471,758	127,700
Other general and administrative expenses	65,035	19,112
Total	$1,029,272	$377,176

Operating expenses for the six months ended June 30, 2018 were $1,029,272, representing an increase of 63% compared to operating expenses of $377,176 for the same period in 2017. The overall increase is comprised of an increase in professional fees, which includes approximately $290,000 of stock based compensation issued to consultants, the salary for the new CFO, and an increase in professional fees of which approximately $210,000 is for accounting and auditing fees that the Company did not incur in the six months ended June 30, 2017. Additonally, there was approximately $44,000 in legal settlements that are included in other general and administrative expenses.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2018, we had cash on hand of $51,000 and a working capital deficit of approximately $3,584,000 as compared to cash on hand of $93,000 and a working capital deficit of approximately $3,013,000 as of December 31, 2017. The increase in working capital deficit is mainly due to the additional $616,000 in notes payable net of the debt discount, and an increase of approximately $386,000 in accounts payable and accrued expenses, offset by an approximately $204,000 decrease in the fair value of the derivative liability.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended June 30, 2018 of approximately $35 million, as well as negative cash flows from operating activities. As of the balance sheet date, the Company did not have sufficient cash resources to meet its plans through June 30, 2019.

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

Working Capital Deficiency

	Periods Ended
	June 30, 2018	December 31, 2017
Current Assets	$51,000	$93,000
Current Liabilities	3,635,357	3,125,720
Working capital	$(3,584,357)	$(3,012,720)

Current assets decreased from December 31, 2017 to June 30, 2018 due to the decrease in cash based on the cash receipts on new notes payable offset by the payment of notes payable and convertible notes and other payables, and the amortization of prepaid expenses. The increase in current liabilities is mainly due to an increase in accounts payable, accrued expenses and new notes payable, offset by decreases in due to factor and the fair value of the derivative liability.

Cash Flows

	Periods Ended
	June 30, 2018	June 30, 2017
Net cash used in operating activities	$(542,500)	$-
Net cash used in investing activities	-	-
Net cash used in financing activities	(500,500)	268,000
Increase (decrease) in cash	$(42,000)	$93,000

Operating Activities

Net cash used by operating activities during the six months ended June 30, 2018 was $542,500. Cash used during the period was primarily due to a net loss of $1,041,464, offset by non-cash transactions of stock based compensation for shares issued to consultants of $289,500, the change in the fair value of derivative liability of $86,117 (including the reduction due to payments made on the related convertible debentures), finance costs arising from warrants issued in connection with new notes payable, the new debt discount of $162,000 and the amortization of the debt discount related to the new notes payable, and a gain on settlement of $17,266 from the settlement of the factoring agreement. Cash transactions decreasing the cash used in operations included the increases in accounts payable of $161,626 and accrued expenses or $287,832.

Net cash used by operating activities was $0 for the six months ended March 31,2017, reflecting the net income of $50,265 offset by change in fair value of derivative liability, and an increase in accounts payable, accrued expenses and due to officer.

Investing Activities

There was no cash used for, or provided by, investing activities during the six months ended June 30, 2108 nor June 30, 2017.

Financing Activities

During the six months ended June 30, 2018, cash used in financing activities of $500,500 consisted of payments on convertible notes payable of $24,000, convertible notes of $31,500 and to the factor of $60,000, offset by proceeds from notes payable of $616,000. There was no cash used for, or provided by, financing activities during the six months ended June 30, 2017.

Convertible Notes Payable

On January 26, 2015, the Company agreed to a $250,000 principal (and a $25,000 original discount amount) Convertible Note with JMJ Financial (“JMJ”.) The Note matured on January 26, 2017, unless earlier converted pursuant to the terms of the Convertible Note. The Note bears interest at 0% if repaid in the first 90 days and then a one-time interest charge of 12% applied on the principal sum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 13, 2017, the Company entered into a repayment agreement with JMJ Financial to repay the outstanding balance of $84,514. As of June 30, 2018, the Company has paid $25,000 of this balance, leaving an outstanding balance of $72,014.

On January 16, 2015, the Company agreed to a $78,750 principal Convertible Redeemable Note with LG Capital Funding, LLC (“LG Capital”.) The Note matured on January 16, 2016 unless earlier converted pursuant to terms of the Convertible Note. The Note bears interest at 8% per annum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 12, 2017, the Company entered into a redemption agreement with LG Capital Funding, LLC to repay the outstanding balance of $68,110. As of June 30, 2018, the Company has paid $6,500 of this balance, leaving an outstanding balance of $61,610.

Factoring Agreements

During the year ended December 31, 2015, the Company entered into two revenue-based factoring agreements for which the Company did not make the required payments, and the factor agreements went into default. On December 21, 2017 the Company entered into a Settlement agreement with Power Up under which Power Up has agreed to accept the sum of $90,000 in full satisfaction of outstanding obligation. The settlement is to be paid in three installments of $30,000. The settlement has been paid in full as of May 15, 2018, with a gain on settlement of $17,266 recognized when the debt was extinguished.

Promissory Note Agreement

On August 31, 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a promissory note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the debt. As of June 30, 2018, the Company has accrued $1,000 of the interest.

Financing Agreement

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. Through June 30, 2018, $300,000 has been received.

Demand Promissory Note Agreements

On December 23, 2017 (the “effective date”), the Company entered into a $485,000, 7% interest rate, Demand Promissory Note with Vox Business Trust, LLC (the “Purchaser”.) The note was in settlement of the amounts accrued under a consulting agreement, consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018. The Company shall make mandatory prepayment in the following amounts and at the following times:

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

Investment Return Purchase Agreements

On April 3, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $50,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $50,000 proceeds plus a 25% return, or $25,000 (the “Investment Return”) within seven (7) months from the date of the Investment Agreement. The Investment Return is being recognized as interest expense over the seven months. In addition, the Company agreed to issue to the Purchaser 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years.

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

Notes Payable

On May 1, 2018, the Company entered into a $36,000 promissory note with an individual with $5,000 original issue discount for net proceeds of $31,000.

On June 4, 2018, the Company agreed to a $300,000 principal amount (and a $150,000 original issue discount amount) convertible note issued to GS Capital Partners. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 as of January 1, 2018, and as there have not been any significant revenues to date, the adoption did not have a material impact on the Company’s financial position or results of operations, and no transition method was necessary upon adoption.

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

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this amendment will have on its condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Adrian Lopez v. Global Digital Solutions, Inc. and William J. Delgado Superior Court of New Jersey, Chancery Division, Mercer County, Equity Part, Docket No. MER-L-002126-17

On September 28, 2017, Plaintiff Adrian Lopez (“Lopez”) brought an action against Global Digital Solutions, Inc. (“GDSI”) and William J. Delgado (“Delgado”) to compel a meeting of the stockholders of Global Digital Solutions, Inc. pursuant to Section 2.02 of GDSI’s Bylaws and New Jersey Revised Statute § 14A:5-2. On October 27, 2017, Defendants GDSI and Delgado filed a Motion to Stay the Proceeding. On November 24, 2017, Plaintiff filed an Objection to Defendants’ Motion to Stay the Proceeding. On January 19, 2018, Defendants’ Motion to Stay the Proceeding was denied. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. On or about July 23, 2018, Plaintiff filed a Supplemental Memorandum of Law in Opposition to Defendants’ Motion to Dismiss for Lack of Personal Jurisdiction. On or about July 26, 2018 Defendant Delgado filed a Memorandum of Law in Reply to Plaintiff’s Supplemental Memorandum of Law in Opposition to Defendant Delgado’s Motion to Dismiss for Lack of Personal Jurisdiction. On or about July 27, 2018 Defendant Loppert filed a Supplemental Reply Memorandum of Law in Further Support of Defendant’s Motion to Dismiss the Verified Shareholder Derivative Complaint. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint.

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

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. On June 1, 2018, GDSI filed various Affidavits providing supplemental evidence and briefing on the issues of material fact. On June 21, 2018, the Securities and Exchange Commission issued an order immediately staying all administrative proceedings pending before its administrative law judges in light of the Supreme Court’s decision in Lucia v. SEC, No. 17-130 (U.S. June 21, 2018). Pending Admin. Proc., Securities Act of 1933 Release No. 10510, https://www.sec.gov/litigation/opinions/2018/33-10510.pdf. On July 20, 2018, the SEC extended the stay until August 22, 2018, or further order of the Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Investment Return Purchase Agreements

On April 3, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $50,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $50,000 proceeds plus a 25% return, or $25,000 (the “Investment Return”) within seven (7) months from the date of the Investment Agreement. The Investment Return is being recognized as interest expense over the seven months. In addition, the Company agreed to issue to the Purchaser 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years.

On May 15, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. The Investment Return is being recognized as interest expense over the three months. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years.

Notes Payable

On May 1, 2018 the Company entered into a $36,000 promissory note with an individual with $5,000 original issue discount for net proceeds of $31,000.

On June 1, 2018, the Company entered into a $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of another public company in which Mr. Delgado is a director and Chief Financial Officer.

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

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.2	Articles of Merger dated March 18, 2004 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.3	Certificate of Amendment to the Certificate of Incorporation dated August 06, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.4	Bylaws dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.5	Certificate of Amendment to Certificate of Incorporation dated July 7, 2014 (incorporated by reference to our Current Report on Form 8-K filed on July 30, 2014)
3.6	Certificate of Amendment to Certificate of Incorporation dated May 18, 2015 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2015)
(10)	Material Agreements
10.1	Debtor in Possession Note Purchase Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.2	Secured Promissory Note with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.3	Security Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.4	Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated March, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.5	Second Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.6	Secured Promissory Note with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.7	Intellectual Property Security Agreement with an individual dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.8	Promissory Note Purchase Agreement with Bay Acquisition, LLC dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.9	Secured Promissory Note with an individual dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)

10.10	Security Agreement with Bay Acquisition, LLC dated December, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.11	Warrant to Purchase Common Stock with an individual dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.12	Amendment to Promissory Note Agreement with an individual dated May 6, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.13	Subscription Agreement and Securities Purchase Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.14	Form of Indemnification Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.15	Secured Promissory Note with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.16	Third Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.17	Investment Banking Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.18	Addendum to Investment Bank Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.19	2014 Equity Incentive Plan dated May 19, 2014 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.20	Online Virtual Office Agreement dated August 19, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.21	Restricted Stock Unit Agreement with Stephen L. Norris dated August 25, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed on August 25, 2014)
10.22	Securities Purchase Agreement with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.23	Convertible Redeemable Note with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.24	First Amendment to Convertible Redeemable Note with Charter 804CS Solutions, Inc dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.25	Securities Purchase Agreement with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.26	Convertible Redeemable Note with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.27	First Amendment to Convertible Redeemable Note dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2014)
10.28	Securities Purchase Agreement with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.29	Convertible Redeemable Note with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.30	Convertible Note with JSJ Investments Inc. dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.31	Securities Purchase Agreement with Adar Bays, LLC dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.32	Convertible Redeemable Note with Adar Bays dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.33	Convertible Note with JMJ Financial dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.34	Convertible Note with Vista Capital Investments, LLC dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.35	Securities Purchase Agreement with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.36	Convertible Promissory Note with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)

10.37	Securities Purchase Agreement with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.38	Convertible Note with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.39	Note Purchase Agreement with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.40	Convertible Promissory Note with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.41	Non-Exclusive Agreement with Carter, Terry & Company dated December 18, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2015)
10.42	Securities Purchase Agreement with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.43	Convertible Promissory Note with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.44	Revenue Based Factoring Agreement with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.45	Security Agreement and Guarantee with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.46	Revenue Based Factoring Agreement with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.47	Security Agreement and Guarantee with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.48	Settlement Agreement with an individual dated July 27, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.49	Settlement Agreement with Power Up Lending Group, Ltd. dated December 21, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.50	Repayment Agreement with JMJ Financial dated December 13, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.51	Convertible Note Redemption Agreement dated December 12, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.52	Exchange/Conversion Agreement with an individual dated August 15, 2016 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.53	Promissory Note with Dragon Acquisitions dated August 31, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.54	Stock Purchase Agreement with Empire Relations Group, Inc. dated August 16, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.55	Prepaid Forward Purchase Agreement with Boies Schiller Flexner LLP dated December 22, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.56	Demand Promissory Note with Vox Business Trust, LLC dated December 19, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.57	Demand Promissory Note with RLT Consulting, Inc. dated December 26, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.58	Promissory Note with an individual dated May 1, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.59	Investment Return Purchase Agreement with an individual dated May 15, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.60*	Investment Return Purchase Agreement with an individual dated March 28, 2018
10.61*	Personal Guaranty of Securities Purchase Agreement dated June 4, 2018
10.62*	Secured Original Issue Discount Promissory Note with GS Capital Partners, LLC dated June 4, 2018
10.63*	Promissory Note with Riptide Capital, LLC dated April 24, 2018
10.64*	Stock Pledge Agreement with GS Capital Partners, LLC dated June 3, 2018
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.
‡
Employment Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIGITAL SOLUTIONS, INC.

By: /s/ William Delgado
William Delgado
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2018

By: /s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 14, 2018