Form 10-Q
period 2018-09-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2018-11-19
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 19, 2018, there were 566,584,905 shares of the registrant’s common stock outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$1,000	$93,000
Prepaid Expenses	-	20,000
Total current assets	1,000	113,000

Total assets	$1,000	$113,000

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$767,297	$656,758
Accrued expenses	956,666	528,651
Convertible notes payable	121,124	108,991
Notes Payable, net of debt discount of $118,918 at September 30, 2018	1,761,082	1,288,000
Due to factor	-	77,265
Due to officer	16,475	71,920
Financed insurance policy	11,187	11,187
Derivative liability	131,683	382,948
Total current liabilities	3,765,514	3,125,720

Total Liabilities	3,765,514	3,125,720

Commitments and Contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 issued and outstanding	$1,000	$1,000
Common stock, $0.001 par value, 650,000,000 shares authorized, 559,459,905 and 530,806,571 shares issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively	562,789	530,807
Additional paid-in capital	30,737,432	30,282,937
Accumulated deficit	(35,065,735)	(33,827,464)
Total stockholders’ deficit	(3,764,514)	(3,012,720)
Total liabilities and stockholders' deficit	$1,000	$113,000

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative expenses	145,942	161,840	1,175,214	539,016

Operating loss before other (income)expense	(145,942)	(161,840)	(1,175,214)	(539,016)

Other (income)expense
Change in fair value of derivative liability	(47,294)	13,900	(133,411)	(424,449)
Amortization of debt discount	44,595		71,460	-
Interest expense	53,564	5,457	120,274	16,365
Finance costs	-		22,000
Gain on settlement of debt	-		(17,266)
Total other (income) expense	50,865	19,357	63,057	(408,084)

Loss from operations before provision for income taxes	(196,807)	(181,197)	(1,238,271)	(130,932)

Provision for income taxes	-	-	-	-

Net loss	$(196,807)	$(181,197)	$(1,238,271)	$(130,932)

Loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	559,459,905	530,806,571	554,990,572	530,806,571

 accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017

Operating Activities
Net loss	$(1,238,271)	$(130,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	289,500	-
Change in fair value of derivative liability	(133,411)	(424,449)
Amortization of debt discount	71,460	-
Finance costs	22,000	-
Gain on settlement	(17,266)	-

Changes in operating assets and liabilities:
Prepaid expenses	20,000	-
Accounts payable	110,539	105,980
Accrued expenses	471,648	376,365
Due to Officer	(43,349)	73,036

Net cash used in operating activities	(447,150)	-

Financing Activities
Proceeds from notes payable	454,000	-
Payments on notes payable	(24,000)	-
Payments on convertible notes	(31,500)	-
Payments to factor	(60,000)	-
Proceeds from issuance of common stock	16,650
Net cash provided by financing activities	355,150	-

Net decrease in cash and cash equivalents	(92,000)	-
Cash and cash equivalents at beginning of period	93,000	-

Cash and cash equivalents at end of period	$1,000	$-

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$-
Supplementary disclosure of non-cash investing and financing activities
Accrued interest settled with convertible notes payable	$43,633	$-
Debt discount from warrants	$50,378	$-
Reclass of derivative liability to equity upon conversions	$117,854	$-
Debt discount from issuance costs	$162,000	$-

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the nine months ended September 30, 2018 we incurred a net loss of approximately $1,238,000. At September 30, 2018, we had $1,000 of cash, an accumulated deficit of approximately $35,066,000, and a working capital deficit of approximately $3,765,000. These factors raise substantial doubt about our ability to continue as a going concern. We have funded our activities to date almost exclusively from equity and debt financings.

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

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million, as further detailed in Note 6. Subsequent to period end, we entered into a convertible promissory note for cash proceeds of $90,000, and an Equity Purchase Agreement, which will provide us with up to $5,000,000 (after the effectiveness of a registration agreement) through delivery of put notices to the investor (Note 10).

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2018 and 2017 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Nine Months Ended
	September 30, 2018	September 30, 2017

Convertible notes and accrued interest	31,057,446	59,825,195
Preferred stock	208,371,015	196,398,431
Stock options	13,650,002	13,650,002
Warrants	8, 000,000	1,500,000
Potentially dilutive securities	261,078,463	271,373,628

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2018, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – ACCRUED EXPENSES

As of September 30, 2018, and December 31, 2017, accrued expenses consist of the following amounts:

	September 30, 2018	December 31, 2017
Accrued compensation to executive officers and employees	$526,645	$342,919
Accrued professional fees and settlements	298,419	125,771
Accrued interest	131,602	59,961
	$956,666	$528,651

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2018 and December 31, 2017. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the nine months ended September 30, 2018 and 2017:

	2018	2017
Derivative liability balance at beginning of period	$382,948	$672,724
Change in fair value	(133,411)	(424,449)
Reclassification to equity	(117,854)	-
Balance at end of period	$131,683	$248,275

At September 30, 2018, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate – 2.19%; term - .25 years; volatility – 148.94%; dividend rate – 0%.

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

The note was not paid by its maturity date and was in default. On December 12, 2017, LG Capital Funding and the Company entered into a Convertible Note Redemption Agreement to pay back the balance of $68,110, which included the principal balance and accrued interest, per a set payment schedule to be paid in full by April 30, 2018. Until all redemption payments are fully made the creditor agreed not to effectuate any conversions. In the event the Company fails to make timely payments, the creditor shall be able to convert the balance of the note. The Company made the first required payment of $6,500 on January 2, 2018, with the remaining scheduled payments not made by their due dates. $61,610 is remaining outstanding as of September 30, 2018.

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

The note was not paid by its maturity date and was in default. On December 13, 2017, JMJ Financial and the Company entered into a Repayment Agreement to pay back a balance of $84,514, which included the principal balance and accrued interest, per a set payment schedule. If the Company fails to pay the scheduled payments by their due date the agreement is terminated. A total of $25,000 has been paid through the date of this filing, with the final two scheduled payments not made by their due date. $59,514 is remaining outstanding on the note as of September 30, 2018.

NOTE 6 – NOTES PAYABLE

Revenue Based Factoring Agreements

During the year ended December 31, 2015, the Company entered into two revenue-based factoring agreements for which the Company did not make the required payments, and the factor agreements went into default. On December 21, 2017 the Company entered into a Settlement agreement with Power Up under which Power Up has agreed to accept the sum of $90,000 in full satisfaction of outstanding obligation (Note 7). The settlement was to be paid in three installments of $30,000. The settlement has been paid in full as of May 15, 2018, resulting in the recognition of again on settlement of $17,266 when the debt was extinguished.

Promissory Note Agreement

On August 31, 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the debt. As of September 30, 2018, the Company has not paid the note and the $22,000 of principal and interest is outstanding.

Financing Agreement

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. Through September 30, 2018, $300,000 has been received.

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

Investment Return Purchase Agreements

On April 3, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $50,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $50,000 proceeds plus a 50% return, or $25,000 (the “Investment Return”) within seven (7) months from the date of the Investment Agreement. The Investment Return is being recognized as interest expense over the seven months. In addition, the Company agreed to issue to the Purchaser 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $9,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.009 at issuance date; a risk-free interest rate of 2.60% and expected volatility of the Company’s common stock, of 234.58%. Due to the short term nature of the Investment Agreement and the insignificant amount, the warrant fair value was immediately expensed as a financing cost. As of the date of the issuance of these financial statements, the Investment Return has not been paid to the Purchaser, and $75,000 is outstanding.

On May 15, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. The Investment Return is being recognized as interest expense over the three months. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $13,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.75% and expected volatility of the Company’s common stock, of 274.39%, Due to the short term nature of the Investment Agreement, the warrant fair value was immediately expensed as a financing cost. As of September 30, 2018, the Investment Return has not been paid to the Purchaser, and $220,000 is outstanding.

Notes Payable

On May 1, 2018, the Company entered into a $36,000 promissory note with an individual with $5,000 original issue discount for net proceeds of $31,000.

On June 1, 2018, the Company entered into a $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a relative fair value after allocation of $28,378. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.62% and expected volatility of the Company’s common stock, of 275.26%, The relative fair value of the warrants as well as the OID have been classified as a debt discount to be amortized over the life of the note using the effective interest method. Amortization expense for the nine months ended September 30, 2018 was $59,459.

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

Adrian Lopez, Derivatively and on behalf of Global Digital Solutions, Inc. v. William J. Delgado, Richard J. Sullivan, David A. Loppert, Jerome J. Gomolski, Stephanie C. Sullivan, Arthur F. Noterman, and Stephen L. Norris United States District Court for the District of New Jersey, Case No. 3:17-cv-03468-PGS-LHG

On September 19, 2016, Adrian Lopez, derivatively, and on behalf of Global Digital Solutions, Inc., filed an action in New Jersey Superior Court sitting in Mercer County, General Equity Division. That action was administratively dismissed for failure to prosecute. Plaintiff Lopez, through his counsel, filed a motion to reinstate the matter on the general equity calendar on or about February 10, 2017. The Court granted the motion unopposed on or about April 16, 2017. On May 15, 2017, Defendant William Delgado (“Delgado”) filed a Notice of Removal of Case No. C-70-16 from the Mercer County Superior Court of New Jersey to the United States District Court for the District of New Jersey. On May 19, 2017, Defendant Delgado filed a First Motion to Dismiss for Lack of Jurisdiction. On May 20, 2017, Defendant David A. Loppert (“Loppert”) filed a Motion to Dismiss for Lack of (Personal) Jurisdiction. On June 14, 2017, Plaintiff Adrian Lopez (“Lopez”) filed a First Motion to Remand the Action back to State Court. On June 29, 2017, Defendant Delgado filed a Memorandum of Law in Response and Reply to the Memorandum of Law in Support of Plaintiff’s Motion to Remand and in Response to Defendants’ Delgado’s and Loppert’s Motions to Dismiss. On January 1, 16, 2018, a Memorandum and Order granting Plaintiff’s Motion to Remand the case back to the Mercer County Superior Court of New Jersey was signed by the Judge and entered on the Docket. Defendants Delgado and Loppert’s Motions to Dismiss were denied as moot. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. The Court held a hearing on the motions to dismiss and consolidate. Jurisdictional discovery was ordered. On October 15, 2018, the Court issued an Order granting Defendant William J. Delgado’s Motion for an Order Dismissing the Case as to Him. On October 15, 2018, the Court issued an Order granting Defendant David Loppert’s Motion for an Order Dismissing the Case as to Him. On October 15, 2018, the Court issued an Order denying Plaintiff’s Motion to Consolidate Cases without prejudice.

Adrian Lopez v. Global Digital Solutions, Inc. and William J. Delgado Superior Court of New Jersey, Chancery Division, Mercer County, Equity Part, Docket No. MER-L-002126-17

On September 28, 2017, Plaintiff Adrian Lopez (“Lopez”) brought an action against Global Digital Solutions, Inc. (“GDSI”) and William J. Delgado (“Delgado”) to compel a meeting of the stockholders of Global Digital Solutions, Inc. pursuant to Section 2.02 of GDSI’s Bylaws and New Jersey Revised Statute § 14A:5-2. On October 27, 2017, Defendants GDSI and Delgado filed a Motion to Stay the Proceeding. On November 24, 2017, Plaintiff filed an Objection to Defendants’ Motion to Stay the Proceeding. On January 19, 2018, Defendants’ Motion to Stay the Proceeding was denied. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. On or about July 23, 2018, Plaintiff filed a Supplemental Memorandum of Law in Opposition to Defendants’ Motion to Dismiss for Lack of Personal Jurisdiction. On or about July 26, 2018 Defendant Delgado filed a Memorandum of Law in Reply to Plaintiff’s Supplemental Memorandum of Law in Opposition to Defendant Delgado’s Motion to Dismiss for Lack of Personal Jurisdiction. On or about July 27, 2018 Defendant Loppert filed a Supplemental Reply Memorandum of Law in Further Support of Defendant’s Motion to Dismiss the Verified Shareholder Derivative Complaint. On October 20, 2018, the Court issued a notice that on December 18, 2018, the Court will dismiss the Plaintiff’s case for lack of prosecution, pursuant to NJ Rule 1:13-7 or NJ Rule 4:43-2 unless the Plaintiff takes action in the case required under the aforementioned Rules.

Jeff Hull, Individually and on Behalf of All Others Similarly Situated v. Global Digital Solutions, Inc., Richard J. Sullivan, David A. Loppert, William J. Delgado, Arthur F. Noterman and Stephanie C. Sullivan United States District Court, District of New Jersey (Trenton), Case No. 3:16-cv-05153-FLW-TJB

On August 24, 2016, Jeff Hull, Individually and on Behalf of All Others Similarly Situated (“Hull”) filed suit in the United States District Court for the District of New Jersey against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”), David A. Loppert (“Loppert”), William J. Delgado (“Delgado”), Arthur F. Noterman (“Noterman”) and Stephanie C. Sullivan (“Stephanie Sullivan”) seeking to recover compensable damages caused by Defendants’ alleged violations of federal securities laws and to pursue remedies under the Securities Exchange Act of 1934. On January 18, 2018, pursuant to the Court’s December 19, 2017 Order granting Plaintiff Hull leave to file an amended Complaint, Plaintiff Hull filed a Second Amended Complaint against Defendants. On February 8, 2018, Defendants GDSI and Delgado filed a Second Motion to Dismiss the Complaint. On February 8, 2018, Defendant Loppert filed a Motion for Extension of Time to File an Answer. On February 13, 2018, Defendant Loppert filed a Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 20, 2018, Plaintiff Michael Perry (“Perry”) filed a Brief in Opposition to Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint and to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 26, 2018, Defendants GDSI and Delgado filed a Reply Brief to Plaintiff Michael Perry’s Brief in Opposition to their Motion to Dismiss the Second Amended Complaint. On February 26, 2018, Defendant Loppert filed a Response in Support of Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint. On March 12, 2018, Defendant Loppert filed a Reply Brief to Plaintiff Perry’s Brief in Opposition to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On September 14, 2018, the Court issued an Order denying the Motions to Dismiss of Defendants GDSI, Delgado and Loppert. On September 28, 2018, Defendant Loppert filed an Answer to the Amended Complaint. On September 28, 2018, Defendants GDSI and Delgado filed an Answer to the Amended Complaint.

In the Matter of Global Digital Solutions, Inc., Administrative Proceeding File No. 3-18325. Administrative Proceeding Before the Securities and Exchange Commission.

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied, and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. On June 1, 2018, GDSI filed various Affidavits providing supplemental evidence and briefing on the issues of material fact. On June 21, 2018, the Securities and Exchange Commission issued an order immediately staying all administrative proceedings pending before its administrative law judges in light of the Supreme Court’s decision in Lucia v. SEC, No. 17-130 (U.S. June 21, 2018). Pending Admin. Proc., Securities Act of 1933 Release No. 10510, https://www.sec.gov/litigation/opinions/2018/33-10510.pdf. On July 20, 2018, the SEC extended the stay until August 22, 2018, or further order of the Commission. On August 23, 2018, the SEC issued a notice of its August 22, 2018 Order allowing the stay of pending administrative proceedings initiated by an order instituting proceedings to expire and requiring a new hearing in all affected proceedings before an administrative law judge who had not previously participated in the proceeding. On September 17, 2018, a new administrative law judge issued an order directing the parties to submit proposals for the conduct of further proceedings by October 9, 2018. On September 18, 2018, the SEC Division of Enforcement filed a Motion to the Commission to Dismiss Administrative Proceedings. As of this date, the Commission has not issued a decision as to the SEC Division of Enforcement’s Motion to Dismiss.

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

Subsequent to December 31, 2015, on April 1, 2016, the Company believed that they had satisfied or otherwise waived the conditions to closing (as disclosed under the SPSA, the closing was subject to specific conditions to closing, which were waivable by us,) and advised the Sellers of our intention to close the SPSA and demanded delivery of the Rontan Securities. The Sellers, however, notified the Company that they intend to terminate the SPSA. The Company believes that the Sellers had no right to terminate the SPSA and that notice of termination by the Sellers was not permitted under the terms of the SPSA.

On January 31, 2018, the Company announced that they had initiated a lawsuit for damages against Grupo Rontan Metalurgica, S. A, (“Rontan”) and that company’s controlling shareholders, Joao Alberto Bolzan and Jose Carlos Bolzan. The action has been filed in the United States District Court for the Southern District of Florida. The complaint alleges that Rontan is wholly-owned by Joao Bolzan and Jose Bolzan. In the complaint, the Company further alleges that Rontan and its shareholders improperly terminated a Share Purchase and Sale Agreement (the “SPA”) by which the Company was to acquire whole ownership of Rontan.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Accounts Payable

At September 30, 2018 and December 31, 2017, included in accounts payable was compensation owed to related parties as seen below -

	September 30, 2018	December 31, 2017
Jerry Gomolski	$25,000	$25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
Total	$57,099	$57,099

Accrued Compensation

At September 30, 2018 and December 31, 2017, the Company had $475,000 and $310,000 payable to William J. Delgado and $47,505 and $20,835 to Jerry Gomolski, respectively.

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

On July 5, 2018, the Company sold 1,330,000 of their common shares to an unrelated party, at $0.005 per share, for a total purchase price of $6,650.

On August 15, 2018, the Company sold 2,000,000 of their common shares to an unrelated party, at $0.005 per share, for a total purchase price of $10,000.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 17, 2018, the Company entered into a non-binding letter of intent to acquire all of the common stock of HarmAlarm, a company specializing in patented aviation technology (“HarmAlarm”), and whereby the Company and HarmAlarm have agreed on a strategic plan in which HarmAlarm would be acquired by the Company to license the patent-protected Precision Approach Landing System (PALS) to the general aviation industry encompassing major aircraft manufactures globally. Per the terms of the letter of intent, the letter of intent may be terminated if a definitive agreement is not reached by November 15, 2018. As a definitive agreement was not reached, the letter of intent was terminated.

On October 19, 2018, the Company entered into an Equity Purchase Agreement (“Equity Purchase Agreement”) and Registration Rights Agreement with Peak One Opportunity Fund, LP, a Delaware limited liability company (“Peak One”). Under the terms of the Equity Purchase Agreement, Peak One agreed to provide the Company with up to $5,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission within 100 days of the date of the Equity Purchase Agreement, and to use its best efforts to have the Registration Statement declared effective within 150 days. In connection with the Equity Purchase Agreement, the Company issued 7,500,000 of their common stock on October 29, 2018, to Peak One as a commitment fee.

Following effectiveness of the Registration Statement, the Company has the discretion to deliver puts to Peak One and Peak One will be obligated to purchase shares of the Company’s common stock, based on the investment amount specified in each put notice. The minimum amount the Company shall be entitled to put to Peak One in each put notice shall be $20,000, with the maximum amount that shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not exceed $250,000. The price of each put share shall be equal to eighty percent (88%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to Peak One until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement or the date on which Peak One has purchased an aggregate of $5,000,000 worth of Common Stock under the terms of the Equity Financing Agreement.

On November 7, 2018, the Company entered into a 12% convertible promissory note for principal amount of $90,000, which matures on August 7, 2019. The note bears interest at 12%, which increases to 24% upon an event of default. The note also contains a cross default to all other outstanding notes. The note is convertible at a variable conversion rate that is the lower of the trading price for last 25 days prior to issuance of the note or 50% of the lowest market price over the 25 days prior to conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. During the period of 90 days to 180 days from the date of issuance of the debenture, the Company may redeem the note at 150% of the principal and accrued interest balance. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or increase the reserved shares within three days of a request from the holder, the principal balance shall increase by $5,000. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

In connection with the November 7, 2018 convertible promissory note, the Company issued 2,500,000 warrants to purchase common stock of the Company at an exercise price of $0.0069 per share, subject to certain adjustments as set forth in the warrant, exercisable for a period of five (5) years.

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

Corporate History and Overview

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation. The merger was treated as a recapitalization of Global Digital Solutions, Inc., and Creative changed its name to Global Digital Solutions, Inc. (“GDSI”). We are focused in the area of cyber arms technology and complementary security and technology solutions. On October 22, 2012, we entered into an Agreement of Merger and Plan of Reorganization to acquire 70% of Airtronic USA, Inc. (“Airtronic”), a then debtor in possession under chapter 11 of the Bankruptcy Code, after Airtronic successfully reorganized and emerged from bankruptcy (the “Merger”). During the period from October 2012 through November 2013, we were actively involved in the day to day management of Airtronic pending the completion of the Merger. The Merger did not occur, and we ceased involvement with the Airtronic. In December 2012 we incorporated GDSI Florida LLC (“GDSI FL”), a Florida limited liability company. Except for the payment of administrative expenses on behalf of the Company, GDSI FL has no business operations. In January 2013 we incorporated Global Digital Solutions, LLC, a Florida limited liability company. In November 2013, we incorporated GDSI Acquisition Corporation, a Delaware corporation. On June 16, 2014, we acquired North American Custom Specialty Vehicles, LLC into GDSI Acquisition Corporation, and changed the latter’s name to North American Custom Specialty Vehicles, Inc. (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

Revenue

There were no revenues for the three months ending September 30, 2018 or 2017.

Expenses

Our expenses for the three months ended September 30, 2018 are summarized as follows, in comparison to our expenses for the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017
Salaries and related expenses	$72,501	$60,000
Rent	1,400	-
Professional fees	69,089	36,850
Consulting services	-	60,000
Other general and administrative expenses	2,952	4,990
Total	$145,942	$161,840

Operating expenses for the three months ended September 30, 2018 were $145,942, representing an approximately 10% decrease compared to operating expenses of $161,840 for the same period in 2017. The primary reason for the change is that there were no consulting fees incurred in the three months ending September 30, 2018. This is offset by an increase in professional fees relating to accounting and auditing fees that the Company as compared to the three months ended September 30, 2017. Additionally, salaries increased approximately $12,500 due to the salary for the new CFO in 2018.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017

Revenue

There were no revenues for the three months ending September 30, 2018 or 2017.

Expenses

Our expenses for the nine months ended September 30, 2018 are summarized as follows, in comparison to our expenses for the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
Salaries and related expenses	$243,670	$180,000
Rent	8,764	-
Professional fees	383,035	147,214
Consulting services	471,758	187,700
Other general and administrative expenses	67,987	24,102
Total	$1,175,214	$539,016

Operating expenses for the nine months ended September 30, 2018 were $1,175,214, representing an increase of 118% compared to operating expenses of $539,016 for the same period in 2017. The overall increase is comprised of an increase in professional fees, which includes approximately $290,000 of stock based compensation issued to consultants, the salary for the new CFO, and an increase in professional fees of which approximately $280,000 is for accounting and auditing fees that the Company did not incur in the nine months ended September 30, 2017. Additionally, there was approximately $44,000 in legal settlements that are included in other general and administrative expenses.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2018, we had cash on hand of $1,000 and a working capital deficit of approximately $3,765,000 as compared to cash on hand of $93,000 and a working capital deficit of approximately $3,013,000 as of December 31, 2017. The increase in working capital deficit is mainly due to the additional $473,000 in notes payable net of the debt discount, and an increase of approximately $539,000 in accounts payable and accrued expenses, offset by an approximately $251,000 decrease in the fair value of the derivative liability.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended September 30, 2018 of approximately $35 million, aswell as negative cash flows from operating activities. As of the balance sheet date, the Company did not have sufficient cash resources to meet its plans through September 30, 2019. Subsequent to period end, the Company entered into a convertible promissory note for cash proceeds of $90,000, and an Equity Purchase Agreement, which will provide the Company with up to $5,000,000 (after the effectiveness of a registration agreement) through delivery of put notices to the investor.

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

Working Capital Deficiency

	Periods Ended
	September 30, 2018	December 31, 2017
Current Assets	$1,000	$93,000
Current Liabilities	3,765,514	3,125,720
Working capital	$(3,764,514)	$(3,012,720)

Current assets decreased from December 31, 2017 to September 30, 2018 due to the decrease in cash based on the cash receipts on new notes payable offset by the payment of notes payable and convertible notes and other payables, and the amortization of prepaid expenses. The increase in current liabilities is mainly due to an increase in accounts payable, accrued expenses and new notes payable, offset by decreases in due to factor and the fair value of the derivative liability.

Cash Flows

	Periods Ended
	September 30, 2018	September 30, 2017
Net cash used in operating activities	$(447,150)	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	355,150	-
Increase (decrease) in cash	$(92,000)	$-

Operating Activities

Net cash used by operating activities during the nine months ended September 30, 2018 was $447,150. Cash used during the period was primarily due to a net loss of $1,238,271, offset by non-cash transactions of stock based compensation for shares issued to consultants of $289,500, the change in the fair value of derivative liability of $113,411 (including the reduction due to payments made on the related convertible debentures), finance costs arising from warrants issued in connection with new notes payable, the new debt discount of $162,000 and the amortization of the debt discount related to the new notes payable, and a gain on settlement of $17,266 from the settlement of the factoring agreement. Cash transactions decreasing the cash used in operations included the increases in accounts payable of $110,539 and accrued expenses of $471,648.

Net cash used by operating activities was $0 for the nine months ended September 30,2017, reflecting the net loss of $130,932 offset by change in fair value of derivative liability, and an increase in accounts payable, accrued expenses and due to officer.

Investing Activities

There was no cash used for, or provided by, investing activities during the nine months ended September 30, 2108 nor September 30, 2017.

Financing Activities

During the nine months ended September 30, 2018, cash provided by financing activities of $355,150 consisted of proceeds from notes payable of $454,000, offset by payments on convertible notes payable of $24,000, convertible notes of $31,500 and to the factor of $60,000. There was no cash used for, or provided by, financing activities during the nine months ended September 30, 2017.

Convertible Notes Payable

On January 26, 2015, the Company agreed to a $250,000 principal (and a $25,000 original discount amount) Convertible Note with JMJ Financial (“JMJ”.) The Note matured on January 26, 2017, unless earlier converted pursuant to the terms of the Convertible Note. The Note bears interest at 0% if repaid in the first 90 days and then a one-time interest charge of 12% applied on the principal sum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 13, 2017, the Company entered into a repayment agreement with JMJ Financial to repay the outstanding balance of $84,514. As of September 30, 2018, the Company has paid $25,000 of this balance, leaving an outstanding balance of $59,514.

On January 16, 2015, the Company agreed to a $78,750 principal Convertible Redeemable Note with LG Capital Funding, LLC (“LG Capital”.) The Note matured on January 16, 2016 unless earlier converted pursuant to terms of the Convertible Note. The Note bears interest at 8% per annum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 12, 2017, the Company entered into a redemption agreement with LG Capital Funding, LLC to repay the outstanding balance of $68,110. As of September 30, 2018, the Company has paid $6,500 of this balance, leaving an outstanding balance of $61,610.

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

Promissory Note Agreement

On August 31, 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a promissory note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the debt. As of September 30, 2018, the Company has accrued $2,000 of the interest.

Financing Agreement

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. Through September 30, 2018, $300,000 has been received.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

(iv) Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected and constituted a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
x.
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

Adrian Lopez, Derivatively and on behalf of Global Digital Solutions, Inc. v. William J. Delgado, Richard J. Sullivan, David A. Loppert, Jerome J. Gomolski, Stephanie C. Sullivan, Arthur F. Noterman, and Stephen L. Norris United States District Court for the District of New Jersey, Case No. 3:17-cv-03468-PGS-LHG

On September 19, 2016, Adrian Lopez, derivatively, and on behalf of Global Digital Solutions, Inc., filed an action in New Jersey Superior Court sitting in Mercer County, General Equity Division. That action was administratively dismissed for failure to prosecute. Plaintiff Lopez, through his counsel, filed a motion to reinstate the matter on the general equity calendar on or about February 10, 2017. The Court granted the motion unopposed on or about April 16, 2017. On May 15, 2017, Defendant William Delgado (“Delgado”) filed a Notice of Removal of Case No. C-70-16 from the Mercer County Superior Court of New Jersey to the United States District Court for the District of New Jersey. On May 19, 2017, Defendant Delgado filed a First Motion to Dismiss for Lack of Jurisdiction. On May 20, 2017, Defendant David A. Loppert (“Loppert”) filed a Motion to Dismiss for Lack of (Personal) Jurisdiction. On June 14, 2017, Plaintiff Adrian Lopez (“Lopez”) filed a First Motion to Remand the Action back to State Court. On June 29, 2017, Defendant Delgado filed a Memorandum of Law in Response and Reply to the Memorandum of Law in Support of Plaintiff’s Motion to Remand and in Response to Defendants’ Delgado’s and Loppert’s Motions to Dismiss. On January 1, 16, 2018, a Memorandum and Order granting Plaintiff’s Motion to Remand the case back to the Mercer County Superior Court of New Jersey was signed by the Judge and entered on the Docket. Defendants Delgado and Loppert’s Motions to Dismiss were denied as moot. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. The Court held a hearing on the motions to dismiss and consolidate. Jurisdictional discovery was ordered. On October 15, 2018, the Court issued an Order granting Defendant William J. Delgado’s Motion for an Order Dismissing the Case as to Him. On October 15, 2018, the Court issued an Order granting Defendant David Loppert’s Motion for an Order Dismissing the Case as to Him. On October 15, 2018, the Court issued an Order denying Plaintiff’s Motion to Consolidate Cases without prejudice.

Adrian Lopez v. Global Digital Solutions, Inc. and William J. Delgado Superior Court of New Jersey, Chancery Division, Mercer County, Equity Part, Docket No. MER-L-002126-17

On September 28, 2017, Plaintiff Adrian Lopez (“Lopez”) brought an action against Global Digital Solutions, Inc. (“GDSI”) and William J. Delgado (“Delgado”) to compel a meeting of the stockholders of Global Digital Solutions, Inc. pursuant to Section 2.02 of GDSI’s Bylaws and New Jersey Revised Statute § 14A:5-2. On October 27, 2017, Defendants GDSI and Delgado filed a Motion to Stay the Proceeding. On November 24, 2017, Plaintiff filed an Objection to Defendants’ Motion to Stay the Proceeding. On January 19, 2018, Defendants’ Motion to Stay the Proceeding was denied. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. On or about July 23, 2018, Plaintiff filed a Supplemental Memorandum of Law in Opposition to Defendants’ Motion to Dismiss for Lack of Personal Jurisdiction. On or about July 26, 2018 Defendant Delgado filed a Memorandum of Law in Reply to Plaintiff’s Supplemental Memorandum of Law in Opposition to Defendant Delgado’s Motion to Dismiss for Lack of Personal Jurisdiction. On or about July 27, 2018 Defendant Loppert filed a Supplemental Reply Memorandum of Law in Further Support of Defendant’s Motion to Dismiss the Verified Shareholder Derivative Complaint. On October 20, 2018, the Court issued a notice that on December 18, 2018, the Court will dismiss the Plaintiff’s case for lack of prosecution, pursuant to NJ Rule 1:13-7 or NJ Rule 4:43-2 unless the Plaintiff takes action in the case required under the aforementioned Rules.

Jeff Hull, Individually and on Behalf of All Others Similarly Situated v. Global Digital Solutions, Inc., Richard J. Sullivan, David A. Loppert, William J. Delgado, Arthur F. Noterman and Stephanie C. Sullivan United States District Court, District of New Jersey (Trenton), Case No. 3:16-cv-05153-FLW-TJB

On August 24, 2016, Jeff Hull, Individually and on Behalf of All Others Similarly Situated (“Hull”) filed suit in the United States District Court for the District of New Jersey against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”), David A. Loppert (“Loppert”), William J. Delgado (“Delgado”), Arthur F. Noterman (“Noterman”) and Stephanie C. Sullivan (“Stephanie Sullivan”) seeking to recover compensable damages caused by Defendants’ alleged violations of federal securities laws and to pursue remedies under the Securities Exchange Act of 1934. On January 18, 2018, pursuant to the Court’s December 19, 2017 Order granting Plaintiff Hull leave to file an amended Complaint, Plaintiff Hull filed a Second Amended Complaint against Defendants. On February 8, 2018, Defendants GDSI and Delgado filed a Second Motion to Dismiss the Complaint. On February 8, 2018, Defendant Loppert filed a Motion for Extension of Time to File an Answer. On February 13, 2018, Defendant Loppert filed a Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 20, 2018, Plaintiff Michael Perry (“Perry”) filed a Brief in Opposition to Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint and to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 26, 2018, Defendants GDSI and Delgado filed a Reply Brief to Plaintiff Michael Perry’s Brief in Opposition to their Motion to Dismiss the Second Amended Complaint. On February 26, 2018, Defendant Loppert filed a Response in Support of Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint. On March 12, 2018, Defendant Loppert filed a Reply Brief to Plaintiff Perry’s Brief in Opposition to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On September 14, 2018, the Court issued an Order denying the Motions to Dismiss of Defendants GDSI, Delgado and Loppert. On September 28, 2018, Defendant Loppert filed an Answer to the Amended Complaint. On September 28, 2018, Defendants GDSI and Delgado filed an Answer to the Amended Complaint.

In the Matter of Global Digital Solutions, Inc., Administrative Proceeding File No. 3-18325. Administrative Proceeding Before the Securities and Exchange Commission.

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied, and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. On June 1, 2018, GDSI filed various Affidavits providing supplemental evidence and briefing on the issues of material fact. On June 21, 2018, the Securities and Exchange Commission issued an order immediately staying all administrative proceedings pending before its administrative law judges in light of the Supreme Court’s decision in Lucia v. SEC, No. 17-130 (U.S. June 21, 2018). Pending Admin. Proc., Securities Act of 1933 Release No. 10510, https://www.sec.gov/litigation/opinions/2018/33-10510.pdf. On July 20, 2018, the SEC extended the stay until August 22, 2018, or further order of the Commission. On August 23, 2018, the SEC issued a notice of its August 22, 2018 Order allowing the stay of pending administrative proceedings initiated by an order instituting proceedings to expire and requiring a new hearing in all affected proceedings before an administrative law judge who had not previously participated in the proceeding. On September 17, 2018, a new administrative law judge issued an order directing the parties to submit proposals for the conduct of further proceedings by October 9, 2018. On September 18, 2018, the SEC Division of Enforcement filed a Motion to the Commission to Dismiss Administrative Proceedings. As of this date, the Commission has not issued a decision as to the SEC Division of Enforcement’s Motion to Dismiss.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 5, 2018, the Company sold 1,330,000 of their common shares to an unrelated party, at $0.005 per share, for a total purchase price of $6,650.

On August 15, 2018, the Company sold 2,000,000 of their common shares to an unrelated party, at $0.005 per share, for a total purchase price of $10,000.

The above issuances were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act. The Company intends to use the proceeds of the foregoing transactions for general working capital purposes. The foregoing descriptions do not purport to be complete, and are qualified in their entirety by reference to the full text of such documents attached hereto as exhibits and incorporated herein by reference.

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

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.2	Articles of Merger dated March 18, 2004 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.3	Certificate of Amendment to the Certificate of Incorporation dated August 06, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.4	Bylaws dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.5	Certificate of Amendment to Certificate of Incorporation dated July 7, 2014 (incorporated by reference to our Current Report on Form 8-K filed on July 30, 2014)
3.6	Certificate of Amendment to Certificate of Incorporation dated May 18, 2015 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2015)
(10)	Material Agreements
10.1	Debtor in Possession Note Purchase Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.2	Secured Promissory Note with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.3	Security Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.4	Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated March, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.5	Second Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.6	Secured Promissory Note with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.7	Intellectual Property Security Agreement with an individual dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.8	Promissory Note Purchase Agreement with Bay Acquisition, LLC dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.9	Secured Promissory Note with an individual dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)

10.10	Security Agreement with Bay Acquisition, LLC dated December, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.11	Warrant to Purchase Common Stock with an individual dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.12	Amendment to Promissory Note Agreement with an individual dated May 6, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.13	Subscription Agreement and Securities Purchase Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.14	Form of Indemnification Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.15	Secured Promissory Note with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.16	Third Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.17	Investment Banking Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.18	Addendum to Investment Bank Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.19	2014 Equity Incentive Plan dated May 19, 2014 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.20	Online Virtual Office Agreement dated August 19, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.21	Restricted Stock Unit Agreement with Stephen L. Norris dated August 25, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed on August 25, 2014)
10.22	Securities Purchase Agreement with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.23	Convertible Redeemable Note with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.24	First Amendment to Convertible Redeemable Note with Charter 804CS Solutions, Inc dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.25	Securities Purchase Agreement with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.26	Convertible Redeemable Note with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.27	First Amendment to Convertible Redeemable Note dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2014)
10.28	Securities Purchase Agreement with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.29	Convertible Redeemable Note with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.30	Convertible Note with JSJ Investments Inc. dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.31	Securities Purchase Agreement with Adar Bays, LLC dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.32	Convertible Redeemable Note with Adar Bays dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.33	Convertible Note with JMJ Financial dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.34	Convertible Note with Vista Capital Investments, LLC dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.35	Securities Purchase Agreement with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.36	Convertible Promissory Note with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)

10.37	Securities Purchase Agreement with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.38	Convertible Note with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.39	Note Purchase Agreement with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.40	Convertible Promissory Note with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.41	Non-Exclusive Agreement with Carter, Terry & Company dated December 18, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2015)
10.42	Securities Purchase Agreement with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.43	Convertible Promissory Note with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.44	Revenue Based Factoring Agreement with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.45	Security Agreement and Guarantee with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.46	Revenue Based Factoring Agreement with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.47	Security Agreement and Guarantee with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.48	Settlement Agreement with an individual dated July 27, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.49	Settlement Agreement with Power Up Lending Group, Ltd. dated December 21, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.50	Repayment Agreement with JMJ Financial dated December 13, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.51	Convertible Note Redemption Agreement dated December 12, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.52	Exchange/Conversion Agreement with an individual dated August 15, 2016 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.53	Promissory Note with Dragon Acquisitions dated August 31, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.54	Stock Purchase Agreement with Empire Relations Group, Inc. dated August 16, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.55	Prepaid Forward Purchase Agreement with Boies Schiller Flexner LLP dated December 22, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.56	Demand Promissory Note with Vox Business Trust, LLC dated December 19, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.57	Demand Promissory Note with RLT Consulting, Inc. dated December 26, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.58	Promissory Note with an individual dated May 1, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.59	Investment Return Purchase Agreement with an individual dated May 15, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.60	Investment Return Purchase Agreement with an individual dated March 28, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2018)
10.61	Personal Guaranty of Securities Purchase Agreement dated June 4, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2018)
10.62	Secured Original Issue Discount Promissory Note with GS Capital Partners, LLC dated June 4, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2018)
10.63	Promissory Note with Riptide Capital, LLC dated April 24, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2018)
10.64	Stock Pledge Agreement with GS Capital Partners, LLC dated June 3, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2018)
10.65*	Equity Purchase Agreement dated October 19, 2018 with Peak One Opportunity Fund, LP
10.66*	Convertible Promissory Note dated November 7, 2018 with Auctus Fund LLC
10.67*	Securities Purchase Agreement dated November 7, 2018 with Auctus Fund LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.
‡
Employment Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIGITAL SOLUTIONS, INC.

By: /s/ William Delgado
William Delgado
Chief Executive Officer
(Principal Executive Officer)
Date: November 19, 2018

By: /s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 19, 2018