Form 10-Q/A
period 2016-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2019-02-21
CIK 1011662

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

Explanatory Note

This Amendment No.1 of the fiscal year For the Quarterly Period Ended March 31, 2016, Form 10Q (this “Amendment”) for Global Digital Solutions Inc. is being submitted the incorporate errata to the financial statements that were incorrectly incorporated in the original filing. The Amendment speaks as of the filing date of the Form 10-Q (the filing date”), does not reflect events that may have occurred subsequent to the filing date and does not modify or update in any way disclosures made in the Form 10-Q filed as of June 13, 2018.

Forward Looking Statements

This Memorandum includes statements that are, or may be deemed to be, “forward-looking statements,” as defined in the Private Securities Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “projects,” “expects,” “intends,” “may,” “will,” “seeks” or “should” or, in each case, their negative or other variations or comparable terminology, or in relation to discussions of strategy, plans, objectives, goals, future events or intentions. These forward-looking statements include matters that are not historical facts. They appear in a number of places throughout this Private Placement Memorandum and include statements regarding Issuer’s current intentions, beliefs or expectations concerning, among other things, the Issuer’s future plans for the Project, results of operations, financial condition, prospects, growth, strategies and the markets in which the Issuer intends to operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not an assurance of future performance. The Issuer’s actual results of operations and financial condition may differ materially from those suggested by the forward-looking statements contained in this document. In addition, even if the Issuer’s future results of operations and financial condition are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. The information in this Private Placement Memorandum, including, but not limited to, the information under “Risk Factors,” identifies important factors that could cause such differences (including, but not limited to, a change in overall economic conditions in the United States, a change in the Issuer’s financial condition, changes in tax law or the interpretation thereof, interest rate fluctuations and other market conditions, and the effect of new legislation or government directives).

Forward-looking statements include, but are not limited to, information concerning possible or assumed future results of the Issuer’s operations set forth under the section entitled “Business of the Issuer”. Such statements, estimates and projections reflect various assumptions by the Issuer concerning anticipated results and are subject to significant business, financing, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Issuer and are based upon assumptions with respect to future business decisions that are subject to change. Accordingly, there can be no assurance that such statements, estimates and projections will be realized or that actual results will not vary considerably from those anticipated, expected or projected. The Issuer, its accountants, its legal advisers and its agents or affiliates do not make any representations as to the accuracy or completeness of such statements, estimates and projections, or that any forecasts will be achieved.

The Issuer is not obliged to, and does not intend to, update or revise any forward-looking statements made in this Private Placement Memorandum whether as a result of new information, future events or otherwise. All subsequent written forward-looking statements attributable to the Issuer, or persons acting on behalf of the Issuer, are expressly qualified in their entirety by the cautionary statements contained throughout this Private Placement Memorandum. As a result of these risks, prospective investors of the Convertible Bonds should not place undue reliance on these forward-looking statements. Neither the forward-looking statements nor the underlying assumptions have been verified or audited by any third party.

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

GLOBAL DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc. (“the Company”, “we”), Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. On May 1, 2012, we made the decision to wind down our operations in the telecommunications area and to refocus our efforts in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013 we were actively involved in managing Airtronic USA, Inc., and effective as of June 16, 2014 we acquired North American Custom Specialty Vehicles (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas. The Company had limited operations from the NACSV subsidiary from December 31, 2015 until May 13, 2016.  During the interim, the Company was pursuing acquisition opportunities and responding to the litigation with the Securities and Exchange Commission.  Subsequent to May 13, 2016, the Company has been seeking acquisitions and additional financing.

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

Net cash used by investing activities was $1,890 for the three months ended March 31, 2015. Cash used was for capital expenditures. .

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
Date: February 21, 2019

By: /s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 21, 2019