Form 10-K/A
period 2016-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2019-02-21
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No.1 of the fiscal year 2016 Form 10K (this “Amendment”) for Global Digital Solutions Inc. is being submitted the incorporate errata to the financial statements that were incorrectly incorporated in the original filing. The Amendment speaks as of the filing date of the Form 10-K (the filing date”), does not reflect events that may have occurred subsequent to the filing date and does not modify or update in any way disclosures made in the Form 10-K filed as of June 18, 2018.

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
Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ William J. Delgado	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 21, 2019
William J. Delgado

/s/ Jerome J. Gomolski	Chief Financial Officer	February 21, 2019
Jerome J. Gomolski	(Principal Financial Officer and Principal Accounting Officer)

/s/ William J. Delgado	Director, Executive Vice President	February 21, 2019
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