Form 10-Q/A
period 2017-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2019-02-21
CIK 1011662

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

Explanatory Note

This Amendment No.1 of the fiscal year For the Quarterly Period Ended March 31, 2017, Form 10Q (this “Amendment”) for Global Digital Solutions Inc. is being submitted the incorporate errata to the financial statements that were incorrectly incorporated in the original filing. The Amendment speaks as of the filing date of the Form 10-Q (the filing date”), does not reflect events that may have occurred subsequent to the filing date and does not modify or update in any way disclosures made in the Form 10-Q filed as of June 22, 2018.

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