Form 10-K/A
period 2017-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2019-02-21
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
 Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No.1 of the fiscal year 2016 Form 10K (this “Amendment”) for Global Digital Solutions Inc. is being submitted the incorporate errata to the financial statements that were incorrectly incorporated in the original filing. The Amendment speaks as of the filing date of the Form 10-K (the filing date”), does not reflect events that may have occurred subsequent to the filing date and does not modify or update in any way disclosures made in the Form 10-K filed as of June 29, 2018.

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

GLOBAL DIGITAL SOLUTIONS, INC.

Date: February 21, 2019	By:	/s/ William J. Delgado
William J. Delgado
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ William J. Delgado	Chief Executive Officer	February 21, 2019
William J. Delgado	and Chairman of the Board (Principal Executive Officer)

/s/ Jerome J. Gomolski	Chief Financial Officer	February 21, 2019
Jerome J. Gomolski	(Principal Financial Officer and Principal Accounting Officer)

/s/ William J. Delgado	Director, Executive Vice President	February 21, 2019
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