Form 10-K/A
period 2015-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2019-05-22
CIK 1011662

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No.1 of the fiscal year 2015 Form 10K (this “Amendment”) for Global Digital Solutions Inc. is being submitted the incorporate errors to the financial statements that were incorrectly incorporated in the original filing. The document that was provided by the third-party consultant engaged by the management to assist in the preparation of the financial statements did not include all of the revisions identified and requested by management. This Amendment identified all prior revisions identified by management which were left off the prior Form 10K in error.

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

Share Purchase and Sale Agreement for Acquisition of Grupo Rontan Electro Metalurgica, S.A.

Effective October 13, 2015, the Company (as “Purchaser”) entered into the SPSA dated October 8, 2015 with Joao Alberto Bolzan and Jose Carlos Bolzan, both Brazilian residents (collectively, the “Sellers”), and Grupo Rontan Electro Metalurgica, S.A., a limited liability company duly organized and existing under the laws of Federative Republic of Brazil (“Rontan”) (collectively, the “Parties”), pursuant to which the Sellers agreed to sell 100% of the issued and outstanding shares of Rontan to the Purchaser on the closing date (the “Rontan Transaction”).

The purchase price consisted of a cash amount, a stock amount and an earn-out amount as follows: (i) Brazilian Real (“R”) $100 million (approximately US$26 million) to be paid by the Purchaser in equal monthly installments over a period of forty eight (48) months following the closing date; (ii) an aggregate of R$100 million (approximately US$26 million) in shares of the Purchaser’s common stock, valued at US$1.00 per share; and (iii) an earn-out payable within ten business days following receipt by the Purchaser of Rontan’s audited financial statements for the 12-months ended December 31, 2017, 2018 and 2019. The earn-out shall be equal to the product of (i) Rontan’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the last 12 months, and (ii) twenty percent and is contingent upon Rontan’s EBITDA results for any earn-out period being at least 125% of Rontan’s EBITDA for the 12 months ended December 31, 2015. It is the intention of the parties that the stock amount will be used by Rontan to repay institutional debt outstanding as of the closing date.

Under the terms of a finder’s fee Agreement dated April 14, 2014, we have agreed to pay RLT Consulting Inc., a related party, a fee of 2% (two percent) of the transaction value, as defined in the agreement, of Rontan upon closing. The fee is payable one-half in cash and one-half in shares of our common stock. Specific conditions to closing consist of:

a.
Purchaser’s receipt of written limited assurance of an unqualified opinion with respect to Rontan’s audited financial statements for the years ended December 31, 2013 and 2014 (the “Opinion”);
b.
The commitment of sufficient investment by General American Capital Partners LLC (the “Institutional Investor”), in the Purchaser following receipt of the Opinion;
c.
The accuracy of each parties’ representations and warranties contained in the SPSA;
d.
The continued operation of Rontan’s business in the ordinary course;

e.
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
f.
Rontan shall enter into employment or consulting service agreements with key employees and advisors identified by the Purchaser, including Rontan’s Chief Executive Officer; and
g.
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

On April 1, 2016, we believed that we had satisfied or otherwise waived the conditions to closing (as disclosed under the SPSA, the closing was subject to specific conditions to closing, which were waivable by us), and on April 1, 2016, we advised the Sellers of our intention to close the SPSA and demanded delivery of the Rontan Securities. The Sellers, however, notified us that they intend to terminate the SPSA. We believe that the Sellers had no right to terminate the SPSA and that notice of termination by the Sellers was not permitted under the terms of the SPSA.

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

Litigation

On January 31, 2018, we announced that we initiated a lawsuit for damages against Grupo Rontan Metalurgica, S. A, (“Rontan”), and that company’s controlling shareholders, Joao Alberto Bolzan and Jose Carlos Bolzan. We have engaged the law firm of Boies Schiller Flexner LLP to represent it in this action. The case will be handled by William Isaacson of the firm’s Washington office and Carlos Sires of the firm’s Fort Lauderdale office. The action has been filed in the United States District Court for the Southern District of Florida. The complaint alleges that Rontan is wholly owned by Joao Bolzan and Jose Bolzan. In the complaint, we further allege that Rontan and its shareholders improperly terminated a Share Purchase and Sale Agreement (the “SPA”) by which we were to acquire whole ownership of Rontan.

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

SEC Actions

On August 11, 2016, the Securities and Exchange Commission (“SEC”) filed suit in the United States District Court for the Southern District of Florida against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”) and David A. Loppert (“Loppert”) to enjoin GDSI; Sullivan, GDSI’s former Chairman and CEO, and Loppert, GDSI’s former CFO, from alleged further violations of the anti-fraud and reporting provisions of the federal securities laws, and against Sullivan and Loppert from alleged further violations of the certification provisions of the federal securities laws.

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

A major part of our business strategy is to pursue strategic acquisitions, although we may not be able to identify businesses that we can acquire on acceptable terms or obtain the financing necessary to acquire them. We may face risks due to additional indebtedness and our acquisition strategy may incur significant costs or expose us to substantial risks inherent in the acquired business’s operations.

Our strategy of pursuing strategic acquisitions may be negatively impacted by several risks, including the following:

●
We may not successfully identify companies that have complementary product lines or technological competencies or that can diversify our revenue or enhance our ability to implement our business strategy.
●
We may not successfully acquire companies if we fail to obtain financing or negotiate the acquisition on acceptable terms, or for other related reasons.
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

The success of our business depends, in large part, on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including engineers, experts in project management and business development, and sales professionals. Competition for personnel, particularly those with expertise in the specialty vehicle industry and, as we expect, in the industries of any future acquisition targets, is high, and identifying candidates with the appropriate qualifications can be difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.

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

The companies that we hope to acquire may rely on patent, trademark, trade secret and copyright protection to protect their technology. We believe that technological leadership can be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as patents. We may not secure future patents; and patents that we may secure may become invalid or may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" our products, or, if patents are issued to us, design around such patents. We also expect to rely upon a combination of copyright, trademark, trade secret and other intellectual property laws to protect our proprietary rights by entering into confidentiality agreements with our employees, consultants and vendors, and by controlling access to and distribution of our technology, documentation and other proprietary information. There can be no assurance, however, that the steps to be taken by us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide a competitive advantage to us. Any such circumstance could have a material adverse effect on our business, financial condition and results of operations. While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs or the diversion of resources and personnel, and subject us to significant liabilities to third parties, any of which could have a material adverse effect on our business.

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

Although we possess insurance and warranties from suppliers, and our subcontractors make contractual obligations to meet certain performance levels, and we also attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

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

We likely will face intense competition from other companies that provide the same or similar custom specialty vehicle manufacturing and other services, virtually all of whom can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, R&D facilities and manufacturing and marketing experience than we have. There can be no assurance that developments by our potential competitors will not render our existing and future products or services obsolete. In addition, we expect to face competition from new entrants into the custom specialty vehicle business. As the demand for products and services grows and new markets are exploited, we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services. We may not have sufficient resources to maintain our research and development, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

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

The industries in which we operate are highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources and could focus their substantial financial resources to develop a competing business model, develop products or services that are more attractive to potential customers than what we offer or convince our potential customers that they require financing arrangements that would be impractical for smaller companies to offer. Our competitors may also offer similar products and services at prices below cost and/or devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets. We also expect to encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with the respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended December 31, 2015, our net loss was $2,689,331. As of December 31, 2015, we had an accumulated deficit of $31,667,383 and a working capital deficit of $694,906. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain the necessary capital, we may have to cease operations. For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

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

Operating Loss

Loss from operations for the years ended December 31, 2015 and 2014 was $2,689,331 and $12,116,848, respectively. The decrease in operating loss is primarily due to a decrease in stock compensation expenses and the write-off of the intangible asset associated with NACSV customer lists.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (6) ($)	Option Awards (6) ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (7) ($)	Total ($)
Richard J. Sullivan Chairman, CEO, President and Assistant Secretary (1)	2015 2014	120,000 120,000	- 60,000	- -	24,000 1,920,000	- -	- -	- 19,000	144,000 2,119,000
Jerome J. Gomolski Chief Financial Officer (2)	2015 2014	41,186 -	- -	- -	56,000 -	- -	- -	- -	97,186 -
David A. Loppert, Executive Vice President, CFO, Treasurer and Secretary (3)	2015 2014	20,000 60,000	- 30,000	- -	- 960,000	- -	- -	- -	20,000 1,050,000
William J. Delgado, Director, Former President,Chief Executive Officer & Chief Financial Officer,currently Executive Vice President (4)	2015 2014	- -	- -	- -	76,000 -	- -	- -	- -	76,000 -
Gary A. Gray, Vice President, Chief Technology Officer (5)	2015 2014	24,000 24,000	- -	40,000 -	6,000 -	- -	- -	- -	70,000 24,000
Jennifer S. Carroll, President, NACSV (8)	2015 2014	- -	- -	- -	- -	- -	- -	- -	- -

(1)	Mr. Sullivan was appointed Chairman, CEO, President and Assistant Secretary on August 12, 2013.

(2)	Mr. Gomolski joined the company as Chief Financial Officer of our subsidiary, NACSV, on January 5, 2015. He was appointed the Company’s Chief Financial Officer effective April 10, 2015.

(3)	Mr. Loppert was appointed Executive Vice President, CFO, Treasurer and Secretary on August 12, 2013. Mr. Loppert retired effective April 10, 2015.

(4)	Mr. Delgado was appointed Executive Vice President on August 12, 2013. Prior thereto he served as our CEO, President and Chief Financial Officer.

(5)	Mr. Gray was appointed Vice President, Chief Technology Officer on August 12, 2013.

(6)	Ms. Carroll was appointed President of NACSV on December 3, 2014 and she resigned on March 7, 2015. She received no compensation from NACSV in 2014.

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
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Global Digital Solutions, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
May 31, 2018, except for Note 17, as to which the date is May 22, 2019

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$2,944	$160,102
Accounts receivable, net	4,261	2,400
Inventory	-	57,877
Prepaid expenses	99,111	81,499
Total current assets	106,316	301,878

Property and equipment, net	4,920	9,040
Intangible assets		-
Deposits	2,415	2,882
Total assets	$113,651	$313,799

Liabilities and Shareholders' Deficiency
Current Liabilities
Accounts payable	$357,198	$281,726
Accrued expenses	197,300	197,576

Convertible notes payable, net of discount of $18,219	90,772	-
Due to factor, net of discount of $16,160	91,106	-
Financed Insurance Policy	64,847	58,258
Convertible notes payable to related parties, net of discount		40,707
Derivative liability	270,080
Total current liabilities	1,071,303	578,268

Contingent liability	-	648,614

Total Liabilities	1,071,302	1,226,884

Commitments and Contingencies (Note 10)

Shareholders’ deficiency
Preferred stock, $0.001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 650,000,000 and 450,000,000 shares authorized, 530,806,571 and 108,291,855 shares issued and outstanding, respectively	$530,807	$108,293
Additional paid-in capital	30,178,926	27,956,677
Accumulated deficit	(31,667,385)	(28,978,054)
Total shareholders’ deficiency	(957,652)	(913,083)
Total liabilities and shareholders' deficiency	$113,651	$313,799

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

Revenue	$ 641,578	$ 395,022

Cost of revenue	581,746	831,327

Gross profit (loss)	59,832	(436,305)

Operating expenses
Selling, general and administrative expenses	1,796,506	10,326,618
Goodwill impairment loss	-	1,156,192
Loss on impairment of intangible assets	-	596,471
Total operating expenses	1,796,506	12,079,281

Operating loss before other expense (income)	(1,736,674)	(12,515,586)

Other expense (income)
Change in fair value of derivative liability	450,717	-
Other income	(648,614)	-
Gain on extinguishment of debt	-	(387,642)
Loss on disposal of fixed assets	-	12,500
Finance costs	397,859	-
Amortization of debt discount - Conv. NP	652,031	-
Amortization of debt discount - Conv. NP, RP	28,656	-
Amortization of debt discount - Factoring	20,540	-
Interest income	-	(43,182)
Interest expense	51,468	19,585
Total other expense (income)	952,657	(398,739)

Loss from continuing operations before provision for income taxes	(2,689,331)	(12,116,847)

Provision for income taxes	-	-
Loss from continuing operations	(2,689,331)	(12,116,847)

Loss from discontinued operations	-	(2,831)
Net loss	$ (2,689,331)	$ (12,119,678)

Loss per share - basic:
Loss from continuing operations	$ (0.01)	$ (0.12)
Loss from discontinued operations	$ -	$ (0.00)
Net loss	$ (0.01)	$ (0.12)

Weighted average shares outstanding - basic	208,438,345	101,755,501

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2013	-	$-	93,024,117	$93,025	$17,976,600	$(16,858,375)	-	$1,211,250
Stock-based compensation expense	-	-	8,937,503	8,937	7,075,629			7,084,566
Common stock issued for acquisition of business			3,280,235	3,280	1,078,665			1,081,945
Shares or warrants issued for services	-	-	1,250,000	1,250	1,007,918			1,009,168
Common stock issued for services in connection with acquisitions	-	-	1,800,000	1,800	662,200			664,000
Stock subscription received	-	-			125,000			125,000
Beneficial conversion feature of convertible notes					30,665			30,665
Net loss	-	-				(12,119,679)		(12,119,679)
Balance, December 31, 2014	-	-	108,291,855	$108,292	$27,956,677	$(28,978,054)	$-	$(913,084)
Stock-based compensation expense	-	-	2,562,501	2,563	785,452			788,015
Common stock and warrants issued for services	-	-	587,925	588	68,470			69,058
Common Stock issued upon conversion of Convertible Notes Payable			419,364,290	419,364	109,801			529,165
Release of derivative liability upon conversion of notes					1,248,746			1,248,746
Beneficial conversion feature of convertible notes	-	-			9,780			9,780
Net loss	-	-				(2,689,331)		(2,689,331)
Balance, December 31, 2015	-	$-	530,806,571	$530,807	$30,178,926	$(31,667,385)	$-	$(957,652)

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014

Operating activities
Net loss	$ (2,689,331)	$ (12,119,678)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,010	80,694
Amortization of debt discount	1,099,086	-
Gain on extinguishment of debt	-	(387,642)
Loss on disposal of assets	-	12,500
Loss on writedown of inventory	-	169,020
Goodwill impairment loss	-	1,156,192
Intangible impairment loss	-	596,471
Stock-based compensation	788,015	7,084,566
Common stock and warrants issued in payment of services	69,058	1,009,168
Stock issued for acquisition expenses	-	664,000
Change in fair value of derivative liability	450,717	-
Provision for doubtful accounts	-	104,085
Beneficial conversion feature of debt and warrant	9,780	-
Non-cash interest expense	-	13,705
Changes in operating assets and liabilities:
Accounts Receivable	(1,861)	263,996
Prepaid expenses	(17,613)	66,561
Inventory	57,877	(49,792)
Deposits	467	(2,684)
Costs in excess of billings	-	570,787
Accounts payable	75,471	79,746
Accrued expenses	26,959	29,954
Financed insurance policy	6,589	-
Billings in excess of costs	-	(13,631)
Contingent liability	(648,614)	(48,092)
Net cash used in operating activities	(767,390)	(720,074)

Investing activities:
Proceeds from notes receivable	-	1,465,874
Capital expenditures	(1,890)	-
Payments for acquisition	-	(1,000,000)
Proceeds from acquisition	-	135,425
Net cash provided by (used in) investing activities	(1,890)	601,299

Cash flows from financing activities:
Proceeds from notes payable	-	96,242
Repayments of notes payable	-	(367,589)
Proceeds from convertible notes payable	670,250	66,000
Repayments of convertible notes payable	(59,331)	(150,000)
Repayments of convertible notes payable, related party	(69,363)	-
Proceeds to factor	109,000	-
Repayments to factor	(38,434)	-
Proceeds from stock subscription receivable	-	125,000
Net cash provided by (used in) financing activities	612,122	(230,347)

Net decrease in cash	(157,158)	(349,122)

Cash at beginning of year	160,102	509,224

Cash at end of year	$ 2,944	$ 160,102

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$ -	$ -
Taxes	$ -	$ -

 Supplemental Disclosure Of Non-Cash investing And Financing Activities (Note 9)

The accompanying footnotes are an integral part of these consolidated financial statements.

NOTE A - Restatement of Previously Reported Consolidated Financial Statements

The Board of Directors (the “Board”) of the Company determined that the Company’s previously issued financial statements for fiscal year ended December 31, 2014 as originally filed by prior auditors could no longer be relied upon without prior auditors workpapers to confirm the numbers. As a result, the Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to restate and amend the Company’s original Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”) to include this note and an explanation of the restatement of the 2014 numbers.

This Note A to the consolidated financial statements discloses the nature of the restatement matters and their impact on the consolidated financial statements for the year ended December 31, 2014.

The “As Reported” amounts in the tables below represent the amounts reported in the Original 2014 Form 10-K, filed with the SEC on March 30, 2015.

The following errors in the Company’s annual financial statements were identified and corrected as part of the Restatement:

1.
Accounts Receivable. The Company determined that an accounts receivable of NACSV in the amount of $300,000 was, in retrospect, uncollectible. The correction of this error resulted in a $300,000 reduction in revenues and accounts receivable and increased the net loss for the year ended December 31, 2014 by $300,000.

2.
Inventory. The Company determined that an additional $169,020 of inventory was, in retrospect, impaired. The correction of this error resulted in a $169,020 reduction in revenues and increased cost of revenue and the net loss for the year ended December 31, 2014 by $169,020.

3.
Intangible Assets. The Company determined that the Intangible Assets of $596,471 reflecting the customer list of the wholly owned subsidiary, NACSV was, in retrospect, impaired. The correction of this error resulted in a $596,471 reduction in intangible assets and increased operating expenses and the net loss for the year ended December 31, 2014 by $596,471.

4.
Additional Paid-In Capital. The Company determined that the expense for the issuance of restricted stock was overstated by $603,000. The correction of this error resulted in a $603,000 reduction in additional paid-in capital, operating expenses and the net loss for the year ended December 31, 2014.

5.
Goodwill Impairment Loss. The Company determined that the $1,156,192 goodwill impairment loss was improperly included in other expense (income) and should be included in operating expenses. The correction of this error resulted in a $1,156,192 reduction in other expense (income) and a $1,156,192 increase in operating expenses for the year ended December 31, 2014. The correction had no impact on the net loss for the year ended December 31, 2014.

Balance Sheet 12/31/2014
Assets	As Reported(1)	Adjustments	Restated

Current Assets
Cash and cash equivalents	$ 160,102	$ -	$ 160,102
Accounts receivable, net	302,400	(300,000)	2,400
Inventory	226,897	(169,020)	57,877
Prepaid expenses	81,498	-	81,498
Total current assets	770,897	(469,020)	301,877

Property and equipment, net	9,040	-	9,040
Intangible assets	596,471	(596,471)	-
Deposits	2,882	-	2,882
Total assets	$ 1,379,290	$ (1,065,491)	$ 313,799

Liabilities and Shareholders' Deficiency

Current Liabilities
Accounts payable	281,726	-	$ 281,726
Accrued expenses	197,578	-	197,578
Notes payable	58,258	-	58,258
discount	40,707	-	40,707
Total current liabilities	578,269	-	578,269
		-
Contingent liability	648,615	-	648,615

Total Liabilities	$ 1,226,884	$ -	$ 1,226,884
		-
Commitments and Contingencies (Note 10)

Shareholders' deficiency
Common stock, $0.001 par value, 450,000,000
shares authorized 108,291,855 shares issued
and outstanding	$ 108,292	$-	$ 108,292
Additional paid-in capital	28,559,677	(603,000)	27,956,677
Accumulated deficit	(28,515,563)	(462,491)	(28,978,054)
Total shareholders' deficiency	152,406	(1,065,491)	(913,085)
Total liabilities and shareholders' deficiency	$ 1,379,290	(1,065,491)	$ 313,799

Income Statement 12/31/2014
	As Reported (1)	Adjustments	Restated

Revenue	$ 695,022	$ (300,000)	$ 395,022

Cost of revenue	662,307	169,020	831,327

Gross profit (loss)	32,715	(469,020)	(436,305)

Operating expenses
Selling, general and administrative expenses	10,929,618	(603,000)	10,326,618
Goodwill impairment loss	-	1,156,192	1,156,192
Loss on impairment of intangible assets	-	596,471	596,471
Total operating expenses	10,929,618	1,149,663	12,079,281

Operating loss before other expense (income)	(10,896,903)	(1,618,683)	(12,515,586)

Other expense (income)
Goodwill impairment loss	1,156,192	(1,156,192)	-
Gain on extinguishment of debt	(387,642)	-	(387,642)
Loss on disposal of fixed assets	12,500	-	12,500
Interest income	(43,182)	-	(43,182)
Interest expense	19,585	-	19,585
Total other expense (income)	757,453	(1,156,192)	(398,739)

Loss from continuing operations before provision for income taxes	(11,654,356)	(462,491)	(12,116,847)

Provision for income taxes	-	-	-
Loss from continuing operations	(11,654,356)	(462,491)	(12,116,847)

Loss from discontinued operations	(2,832)	1	(2,831)
Net loss	$ (11,657,188)	$ (462,490)	$ (12,119,678)

Loss per share - basic:
Loss from continuing operations	$ (0.11)	$ (0.01)	$ (0.12)
Loss from discontinued operations	$ -	$ -	$ -
Net loss	$ (0.11)	$ (0.01)	$ (0.12)

Weighted average shares outstanding - basic	101,755,501	-	101,755,501

Statement of Cash Flows 12/31/2014

	As Reported (1)	Adjustments	Restated

Operating activities
Net loss	$ (11,657,188)	$ (462,490)	$ (12,119,678)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	80,694	-	80,694
Amortization of debt discount	65,572	(65,572)	-
Gain on extinguishment of debt	(387,642)	-	(387,642)
Loss on disposal of assets	12,500	-	12,500
Loss on writedown of inventory	-	169,020	169,020
Goodwill impairment loss	1,156,192	-	1,156,192
Intangible impairment loss	-	596,471	596,471
Stock-based compensation	7,687,566	(603,000)	7,084,566
Common stock and warrants issued in payment of services	1,009,168	-	1,009,168
Stock issued for acquisition expenses	664,000	-	664,000
Provision for doubtful accounts	-	104,085	104,085
Convertible debt discount amortization	2,011	(2,011)	-
Non-cash interest expense	11,696	2,009	13,705
Changes in operating assets and liabilities:
Accounts Receivable	68,081	195,915	263,996
Prepaid expenses	66,561	-	66,561
Inventory	(256,991)	207,199	(49,792)
Deposits	-	(2,684)	(2,684)
Costs in excess of billings	570,787	-	570,787
Accounts payable	151,193	(71,447)	79,746
Accrued expenses	-	29,954	29,954
Billings in excess of costs	13,631	(27,262)	(13,631)
Contingent liability	-	(48,092)	(48,092)
Unidentified variance (1)	34,129	(34,129)	-
Net cash used in operating activities	(708,040)	(12,034)	(720,074)

Investing activities:
Proceeds from notes receivable	1,465,874	-	1,465,874
Payment for NACSV, net of cash acquired	(864,575)	864,575	-
Payments for acquisition	-	(1,000,000)	(1,000,000)
Proceeds from acquisition	-	135,425	135,425
Deposits	(2,684)	2,684	-
Net cash provided by investing activities	598,615	2,684	601,299

Cash flows from financing activities:
Proceeds from notes payable	162,242	(66,000)	96,242
Repayments of notes payable	(376,939)	9,350	(367,589)
Proceeds from convertible notes payable	-	66,000	66,000
Repayments of convertible notes payable	(150,000)	-	(150,000)
Proceeds from stock subscription receivable	125,000	-	125,000
Net cash used in financing activities	(239,697)	9,350	(230,347)

Net decrease in cash	(349,122)	-	(349,122)
Cash at beginning of year	509,224	-	509,224
Cash at end of year	$ 160,102	$ -	$ 160,102

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$ 5,878	$ (5,878)	$ -
Taxes	$ -	$ -	$ -

Supplemental Disclosure Of Non-Cash Investing And Financing Activities
Common stock issued in the acquisition of NACSV	$ 1,081,945	$ -	$ 1,081,945
Assets and liabilities assumed in acquisition of NACSV
Accounts receivable, net	$ -	$ 370,481	$ 370,481
Prepaid expenses	$ -	$ 26,004	$ 26,004
Inventory	$ -	$ 73,140	$ 73,140
Property and equipment, net	$ -	$ 68,157	$ 68,157
Costs in excess of billings	$ -	$ 570,787	$ 570,787
Goodwill	$ -	$ 825,132	$ 825,132
Accounts payable	$ -	$ 35,724	$ 35,724
Accrued expenses	$ -	$ 2,087	$ 2,087
Billings in excess of costs	$ -	$ 13,631	$ 13,631
Notes payable	$ -	$ 304,605	$ 304,605
Contingent liability	$ -	$ 696,706	$ 696,706

(1) The Company did not have access to the prior auditors' workpapers and there were several mathematical errors in the 2014 financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation ("Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc. ("the Company", "we"), Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. On May 1, 2012, we made the decision to wind down our operations in the telecommunications area and to refocus our efforts in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013 we were actively involved in managing Airtronic USA, Inc., and effective as of June 16, 2014 we acquired North American Custom Specialty Vehicles (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas. The Company has been dormant since December 31, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the year ended December 31, 2015 we incurred a net loss of $2,689,331 and used net cash of $767,390 to fund operating activities. At December 31, 2015, we had cash and cash equivalents of $2,944, an accumulated deficit of $31,667,385, a working capital deficit of $964,987 and stockholders’ deficit of $957,651. We have funded our activities to date almost exclusively from equity and debt financings. For a more complete discussion, please refer to Note 17, subsequent events.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP in the United States of America, or U.S., requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in; (i) determining the lives of long-lived assets; (ii) Black-Scholes-Merton, or BSM, valuation models used to estimate the fair value of stock-based compensation and warrants; (iii) determining the value of a promissory note with an embedded convertible option; (iv) the amount of beneficial conversion feature of convertible debt; (v) the liability for estimated contingent consideration payable and (vi) determining valuation allowances for deferred tax assets, among other items.

Revenue Recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount paid by the customer is fixed or determinable; and (4) the collection of each amount is probable. The Company records revenue when it is realizable and earned upon shipment of the finished products or when the service has been provided.

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

Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Allowance for doubtful accounts was $15,085 at December 31, 2014. We did not have an allowance for doubtful accounts at December 31, 2015, due to a significant decrease in accounts receivable.

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

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

● Level 1 – Quoted prices in active markets for identical assets or liabilities, as of the reporting date.

● Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

● Level 3 –Significant unobservable inputs that cannot be corroborated by market data.

Convertible Notes With Conversion Options

We have entered into convertible notes with related parties that contain conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into shares of our common stock at a price which represented a 30% discount to the price of our common stock at the time of issuance. We measure the fair value of the notes at the time of issuance, which is the result of the share price conversion discount, and record the discount (beneficial conversion feature) as a reduction of debt. We then accrete the discount as interest expense utilizing the effective interest rate method over the life of the debt.

Derivative Financial Instruments

During the year ended December 31, 2015, we issued convertible notes payable to third parties, which contain variable conversion options allowing the holders to convert the notes payable into shares of our common stock at discounts ranging from 39% to 40%. Each of these notes is more fully described in Note 8.

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

Use of Estimates

The preparation of financial statements in conformity with generally accounting principles, or GAAP in the United States of America, or U.S., requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in: (i) determining the live of long-lived assets; (ii) Black-Scholes-Merton, or BSM, valuation modles used to estimate the fair value of stock-based compensation and warrants; (iii) determining the value of a promisory note with an embedded convertible option; (iv) the amount of beneficial conversion feature of convertible debt; (v) the liability for estimated contingent consideration payable and (vi) determining valuation allowances for deferred tax assets, among other items.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. Currently, we operate in only one reporting unit. Our goodwill arose from our acquisition of NACSV in June 2014, as more fully discussed in Note 3. Intangible assets deemed to have an indefinite life such as goodwill are not amortized, but instead are reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2015 and 2014, other than goodwill in 2014, we had no intangible assets with indefinite lives. We tested our goodwill for impairment during the fourth quarter of 2014 as a part of our annual business planning cycle. Goodwill is also tested between testing dates if an impairment condition or event is determined to have occurred. As a result of our annual assessment in 2014, we determined that the implied value of our existing goodwill was nil and, therefore, we recorded a $1,156,192 goodwill impairment charge in the fourth quarter of 2014. In performing our assessment, we placed emphasis on the estimated future cash flows from NACSV’s operations, which had declined from our initial expectations in part due to recent changes in its senior management, changes in the customer base, and the reduction in the existing backlog of customer orders. We based our valuation on the income valuation approach using a discounted cash flow model.

At December 31, 2014, we had one other intangible asset consisting of customer relationships, which arose from our acquisition of NACSV and was being amortized over its expected economic life of five years. The life was determined based upon the expected use of the asset, and other contractual provisions associated with the asset, the estimated average life of NACSV’s products, the stability of the industry, and other factors deemed appropriate. We continually evaluated whether events or circumstances occurred that indicated the remaining estimated useful life of our customer relationships asset may warrant revision or that the remaining balance of such asset may not be recoverable. We used an estimate of the related discounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Based on our valuation during the annual assessment of 2014, we determined that the value of the customer relationships was fully impaired, as more fully discussed in Note 5.

See Note 5 for more information regarding goodwill and intangible assets.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and classified as a discount to the related loan and amortized on a straight-line basis over the term of the related loan. The amortization of deferred financing costs is included in finance charges. The Company recognized $397,859 and $0 of expense related to the amortization of deferred financing costs during the years ended December 31, 2015 and 2014, respectively.

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

On April 25, 2018, the Note of Filing Proposed Summons was complete by the Company. On April 26, 2018, a summons was issed to Grupo Rontan Electro Metalrgica, S.A. Also, on May 15, 2018 the Company filed a motion for Issuance of Letters Rogatory.

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

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill arose in connection with our acquisition of NACSV in June 2014, which is more fully discussed in Note 3. We do not presently have any other intangible assets with indefinite lives.

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

December 31, 2014
Beginning balance	$-
Acquired goodwill (see Note 3)	1,156,192
Goodwill impairment loss	(1,156,192)
Ending balance	$-

Intangible Asset

At December 31, 2014, we had an intangible asset of $596,471, which was comprised of customer relationships. The customer relationships arose from the Acquisition, as more fully discussed in Note 3. Based on valuation for the year ending December 31, 2014, we determined that the remaining value of the customer relationships of $596,471 was impaired. Therefore, we recorded an intangible asset impairment loss of $596,471 in the statement of operations for the year ended December 31, 2014. This was due in part to the lack of revenue from sales of NACSV’s products during the year ending December 31, 2104, as well as to our expectations regarding future estimated discounted cash flows attributable to such asset. We have filed legal proceedings against the sellers of NACSV as more fully discussed in Note 10. We believe that certain misrepresentations were made to us regarding the business prospects of NACSV. In addition to the legal issue discussed in Note 10, we intend to pursue additional legal remedies related to NACSV’s business prospects.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts:
	Year ended December 31,
	2015	2014
Accrued compensation to executive officers and employees	$151,565	$ 155,485
Accrued professional fees	28,592	42,091
Accured Interest	17,143	-
Total accrued expenses	$197,300	$197,576

NOTE 7 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at December 31, 2015 and December 31, 2014. The derivative liablity is a Level 3 fair value measurement.

The following is a summary of activity of Level 3 liabilities during the year ended December 31, 2015:

	Embedded Derivative Liabilities of Convertible Notes	Contingent Consideration
Balance at December 31, 2014	$-	$648,614
Initial fair value of embedded derivative liabilities of convertible notes payable issued during 2015	1,068,109	-
Change in fair value	(798,029)	-
Decrease in amount owed to Dekle per EPA Potter County Sale	-	(648,614)
Balance at December 31, 2015	$270,080	$-

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

As of December 31, 2015 and December 31, 2014, contingent consideration included in liabilities on the consolidated balance sheet totaled $0 and $648,614, respectively. After further developments, we have reserved $648,614 to decrease amount owed to Dekle per the EPA Potter County Sale, We have filed legal proceedings against the sellers of NACSV as more fully discussed in Note 10.

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

NOTE 8 – NOTE PAYABLE

Convertible Notes Payable with Embedded Derivative Liabilities (Conversion Options)

During the year ended December 31, 2015, we entered into nine convertible notes payable with embedded derivative liabilities (conversion options) with an aggregate principal balance of $670,250. At December 31, 2015, two of these notes were outstanding as follows:

December 31, 2015
Convertible note payable for $78,750 to LG Capital Funding, LLC (“LG Capital”) dated January 16, 2015, due January 16, 2016, of which $38,829 was repaid by conversion as of December 31, 2015, bearing interest at the rate of 8% per annum. Note may be converted by LG Capital into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. (1)(2)(3)	$39,921

Convertible note payable for $250,000 to JMJ Financial (“JMJ”) of which $82,500 was deemed funded on January 28, 2015 and $27,500 was deemed funded on April 20, 2015, of which $40,930 was repaid by conversion as of December 31, 2015. The note was issued with an original issue discount of 10% of amounts funded. The principal amount matures 24 months from the date of each funding, had a one-time 12% interest charge as it was not repaid within 90 days of the effective date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trade price in the 25 trading days prior to conversion. JMJ has the option to finance additional amounts up to the balance of the $250,000 during the term of the note. (1) (2)(4)
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

(3)	On Deecmber 12, 2017, LG Capital Funding, LLC and the Company entered into a Convertible Note Redemption Agreement to pay back the balance owed as further discussed below.

(4)	On December 13, 2017, JMJ Financial and the Company entered into a Repayment Agreement to pay back the balance owed as further discussed below.

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
During the year ended December 31, 2017, we entered into a Convertible Note Redemption Agreement with LG Capital Funding, LLC. The Company shall wire redemption payment as follows:

● $6,500 by December 29, 2017
● $6,500 by January 31, 2018
● $6,500 by February 28, 2018
● $25,000 by March 30, 2018
● The remaining balance by April 30, 2018

During the year ended December 31, 2017, we entered into a Repayment Agreement with JMJ Financial. The Company agreed to repay the balance as follows by wire:

● $12,500 within five business days of the Issuer securing funding, provided that such payment shall be made on January 31, 2018
● $12,500 within 45 days after the first payment
● $12,500 within 45 days after the second payment
● $47,014 within 30 days after the third payment

Revenue Based Factoring Agreements

During the year ended December 31, 2015, we entered into two revenue based factoring agreements as follows:

December 31, 2015
Factoring agreement with Power Up Lending Group, Ltd. (“Power Up”) dated October 1, 2015, purchase price was $59,000. Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $76,700 is paid in full. A daily repayment amount of $457 is required to be made and is credited against the specified percentage due. As of December 31, 2015, we paid $21,458 of the daily specified repayments and we had not made $9,588 of payments that were due. At December 31, 2015, $8,112 of deferred financing costs related to this agreement is classified as a discount. (1) (2) (3)
$55,242

Factoring agreement with Power Up dated October 23, 2015, purchase price was $50,000. Company agreed to transfer all NACSV future receipts, accounts, contract rights, etc. arising from accounts receivable or other third party payors at the specified percentage of 24% until such time as $69,000 is paid in full. A daily repayment amount of $548 is required to be made and is credited against the specified percentage due. As of December 31, 2015, we paid $16,976 of the daily specified repayments and we had not made $10,952 of payments that were due. At December 31, 2015, $8,048 of deferred financing costs related to this agreement is classified as a discount. (2) (3)
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

(3)
We are currently in default under the terms of the two factoring agreements as we have not made the specified daily repayment amounts aggregating $20,540 and $107,266 as of December 31, 2015. At December 31, 2015, we have not accrued any penalties or interest that might be due as a result of the defaults. The default was settled on September 13, 2017, and the judgement paid in full as of May 15, 2018. See Note 10.

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

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The following table summarizes the non-cash investing and financing activities for the years ended December 31, 2015 and 2014.

For the Years Ended
December 31,
	2015	2014

Common stock issued in the acquisition of NACSV	$ -	$ 1,081,945
Assets and liabilities assumed in acquisition of NACSV
Accounts receivable, net	$ -	$ 370,481
Prepaid expenses	$ -	$ 26,004
Inventory	$ -	$ 73,140
Property and equipment, net	$ -	$ 68,157
Costs in excess of billings	$ -	$ 570,787
Goodwill	$ -	$ 825,132
Accounts payable	$ -	$ 35,724
Accrued expenses	$ -	$ 2,087
Billings in excess of costs	$ -	$ 13,631
Notes payable	$ -	$ 304,605
Contingent liability	$ -	$ 696,706

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

We recognized compensation costs related to the issuance of common stock for services in 2015 and 2014. We issued 587,925 and 1,500,000 shares in 2015 and 2014, respectively, at fair value of $69,058 and $405,000.

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

Stock-based compensation expense for the years ended December 31, 2015 and 2014 is comprised as follows:

	2015	2014
Fair value expense of stock option grants	$ 314,143	$ 3,536,557
Fair value expense of restricted stock unit grants	51,520	785,452
Fair value expense of restricted stock grants	422,352	2,762,559
	$ 788,015	$ 7,084,566

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

Issuances of Stock Options

Stock Option Activity

We granted 5,840,000 options to directors and employes during the year ended December 31, 2014 resulting in stock-based compensation expense of $3,527,620 for the year ended December 31, 2014. The options are exercisable at prices ranging from $0.11 to $0.64 and expire in between February 2024 and September 2024.

A summary of the stock option activity for our stock options plans for 2014 is as follows:

On February 4, 2014 we granted 500,000 options exercisable $0.64 per share, to each of Arthur F. Noteman and Stephanie C. Sullivan, directors. The options vested on August 4, 2014, are eercisable through February 4, 2024, and had an aggregate grant date fair value of $320,000 each.

On March 5, 2014, we granted 3,000,000 options to Richard J. Sullivan, and 1,500,000 options to David A. Loppert, exercisable $0.64 per share. The options vested on September 5, 2014, are exercisable through March 5, 2024, and had a aggregate grant date fair value of $1,920,000 and $960,000, respectively.

On September 14, 2014, we granted 340,000 options to employees of NACSV exercisable $0.11 per share and had an aggregate grant date fair value of $39,400. None of the options vested and all were forfeited on January 31, 2015.

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

A summary of the stock option activity for our stock options plans for year ended December 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding December 31, 2014	4,840,000	$ 0.63	9.2	-
Options granted	12,150,000	0.11	9.8	-
Options exercised	-			-
Options forfeited	(1,890,000)	(0.62)	(9.1)	-
Outstanding December 31, 2015	15,100,000	0.55	9.5	-
Exercisable at December 31 2015	13,116,668	$ 0.60	9.5	-

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

During the years ended December 31, 2015 and 2014, we recorded stock-based compensation cost related to the outstanding stock options of $308,143 and $3,558,733, respectively. At December 31, 2015, the unamortized value of the outstanding stock options was $91,847. The intrinsic value of options outstanding at December 31, 2015 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

A summary of restricted stock grants outstanding as of December 31, 2014 and 2015, and the changes during the twelve months then ended is presented below:

	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2013	4,965,774	-	0.00
Granted	6,750,000	$0.33
Vested	(8,653,274)
Forfeited	(2,000,000)
Nonvested at December 31, 2014	1,062,500	0.45	$0.00
Granted	1,625,000	$0.04
Vested	(2,562,500)	(0.44)
Forfeited	-	-	-
Nonvested at December 31, 2015	125,000	$ 0.46	$0.00

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

NOTE 12 – INCOME TAXES

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2015 and 2014 consist as follows:

	2015	2014
Federal statutory tax rate	(34.0)%	(34.0)%
Permanent differences	6%	0%
Valuation allowance	28.0%	34%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are summarized below.

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$ 3,559,000	$3,071,000
Accrued expenses	42,000	42,000
Stock based compensation	4,752,000	4,484,000
Amortization and depreciation	29,000	27,000
Impairment of intangible assets	393,000	393,000
Total deferred tax asset	8,775,000	8,017,000
Valuation allowance	(8,775,000)	(8,017,000)
	$-	$-

As of December 31, 2015, the Company had approximately $9,700,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $758,000 in the year ended December 31, 2015.

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

Convertible Notes Payable to Related Parties

During the year ended December 31, 2014, we issued convertible notes payable to an affiliate of our Chairman and CEO, and to our then CFO. These notes, which were repaid in 2015, are further discussed in Note 8.

See also Note 6 for accrued expenses due to related parties and Note 11 for a discussion of restricted stock and stock option grants during 2015.

NOTE 16 – CUSTOMER CONCENTRATIONS

The Company had revenue from two customers in the year ended December 31, 2015 and four customers in the year ended December 31, 2014 that were greater than 10% of total revenue:

	Year Ended December 31, 2015
	Amount	% of Total Revenue
Customer 1	$350,000	55
Customer 2	$254,000	40

	Year Ended December 31, 2014
	Amount	% of Total Revenue
Customer 1	$161,994	41
Customer 2	$102,462	26
Customer 3	$ 48,087	12
Customer 4	$ 45,794	12

Accounts receivable at December 31, 2015 and 2014 were $4,261 and $2,400, respectively. The balance at December 31, 2014 was net of an allowance for doubtful account of $104,085. One customer accounted for 100.0% and 99.2% of the balances at December 31, 2015 and 2014, respectively.

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

The Company entered into consulting agreements with RLT Consulting, a related party, and Vox Business Trust, LLC in May 2016 for services to be provided in connection towards the resolution of the Rontan lawsuit. The consulting agreements include a monthly retainer payment of $10,000 to each consultant. The agreements also include consideration of 5,000,000 shares of restricted common stock of the Company, plus a 5% cash consideration of the Resolution Progress Funding (defined as upon the retention of legal counsel and receipt of funding for the litigation), as of the Resolution Progress Funding date, and 10,000,000 shares of restricted common stock of the Company and a 5% cash consideration of the Resolution Funding amount (defined as a settlement or judgment in favor of the Company by Rotan) at the Resolution Funding date. The Resolution Progress funding was met on December 22, 2017.

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

On August 31, 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a promissory note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the debt. As of the issuance date of these financial statements, the note remains outstanding.

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

On December 23, 2017, the Company entered into a $485,000 Demand Promissory Note with Vox Business Trust, LLC (the “Purchaser”.) The note was in settlement of the amounts accrued under a consulting agreement, consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date per the May 2016 consulting agreement. The 5,000,000 shares were issued on March 13, 2018 at $0.0120 per share. As of the issuance date of these financial statements, the note remains outstanding.

On December 26, 2017, the Company entered into a $485,000 Demand Promissory Note with RLT Consulting, Inc (the “Purchaser”). The note was in settlement of the amounts accrued under a consulting agreement, consisting of $200,000 owed for retainer payments through December 2017 and $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date per the May 2016 consulting agreement. The 5,000,000 shares were issued on March 13, 2018 along with an additional 4,000,000 for further services at $0.0120 per share. As of the issuance date of these financial statements, the note remains outstanding.

On February 9, 2018 the Company issued 9,034,091 shares of common stock for the full conversion of a $15,000 convertible note under the terms of a February 2017 convertible note agreement.

On April 3, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $50,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $50,000 proceeds plus a 50% return, or $25,000 (the “Investment Return”) within seven (7) months from the date of the Investment Agreement. The Investment Return is being recognized as interest expense over the seven months. In addition, the Company agreed to issue to the Purchaser 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $9,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.009 at issuance date; a risk-free interest rate of 2.60% and expected volatility of the Company’s common stock, of 234.58%. Due to the short-term nature of the Investment Agreement and the insignificant amount, the warrant fair value was immediately expensed as a financing cost. As of the issuance date of these financial statements, the Investment Return has not been paid to the Purchaser, and $75,000 is outstanding.

On May 1, 2018, the Company entered into a $36,000 promissory note with an individual with $5,000 original issue discount for net proceeds of $31,000. As of the issuance date of these financial statements, the note remains outstanding.

On May 15, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. As of the issuance date of these financial statements, the Investment Agreement remains outstanding.

On May 31, 2018, the Company entered into a $300,000 non-convertible note with an accredited investor with $150,000 original issue discount for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01. As of the issuance date of these financial statements, the note remains outstanding.

On October 19, 2018 the company entered into an Equity Purchase Agreement with Peak One Opportunity Fund, L.P., the investor. Terms of the agreement provide that from time to time the company will sell and the investor will purchase up to $5,000,000 of the Company’s Common Stock. The company has issued 7,500,000 shares of the company’s stock as a commitment fee.

On November 2, 2018, The Company entered into a convertible promissory note arrangement with Actus Fund, LLC in the principal amount of $90,000. The principal amount of the note with interest at 12% is due on July 2, 2019. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.0069 per share, exercisable for a period of five (5) years. On May 15, 2019 Auctus was paid $140,000 and issued 20,000 shares of stock at a 50% discount to settle the note.

On December 19, 2018, The Company and Adar Alef, LLC entered into a security purchase agreement for four 8% Convertible Notes in the aggregate principal of $105,000 with all four notes being in the amount of $26, 500 each. The notes shall contain a 5% OID such that the purchase price shall be $25,000. The notes are convertible into shares of common stock of The Company. Note 1 was issued on December 19, 2018 and remains outstanding as of the issuance date of these financial statements. The remaining notes may be issued in 2019.

On January 21, 2019 the Company entered into a Convertible Promissory Note with Crown Bridge Partners, LLC., in the principal amount of $75,000. The note carries original issue discount of $7,500 The Principal amount with interest at 12% will be due in twelve months from the advance. The Principal amount will be advanced in Tranches of $25,000 each. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 45% discount price. In addition, the Company agreed to issue to Crown Bridge Partners 3,750,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. As of the issuance date of these financial statements, $25,000 has been received and remains outstanding.

On January 31, 2019, the Company increased its authorized common shares to 2,000,000,000.

On February 11, 2019, the Company entered into an agreement for the purchase of common stock with Mared Management LLC. Under the terms of the agreement the purchaser purchased 25,000,000 shares of common stock for $250,000. The purchaser also received warrants to purchase 6,250,000 shares of GDSI common stock at $.01/share. Warrants will have a three-year term to exercise.

On February 26, 2019, the Company entered into a 10% Convertible Promissory Note with Tangiers Global, LLC Partners, LLC., in the principal amount of $55,000 due on February 26, 2020. The note is convertible into shares of The Company’s common stock. The conversion price shall equal 55% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert part of all of the note. As of the issuance date of these financial statements, the note remains outstanding.

On March 7, 2019, The Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $58,000 due on March 7, 2020. The note is convertible into shares of common stock of The Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of the issuance date of these financial statements, the note remains outstanding.

On May 10, 2019, The Company and GHS Investments, LLC. entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $335,000 due on February 10, 2020. The note carries original issue discount of $35,000. The note is convertible into shares of common stock of the Company. The “Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is required to maintain a common share reserve of not less than three times the number of shares that is actually issuable upon full conversion of the note. The purchaser will also receive warrants to purchase 5,000,000 shares of GDSI common stock at $.01 share. Warrants will have a three-year term to exercise. The Convertible Note is personally guaranteed by William Delgado, CEO. As of the issuance date of these financial statements, the note remains outstanding.

On March 1, 2019, the Company entered into a purchase agreement with HarmAlarm, a company specializing in patented Aviation Technology. The Company will issue 5,200,000 shares of its common stock in exchange for the assets of HarmAlarm. Additionally, the Company will pay 49.1% of any profits generated subsequently by the assets to the former owner of HarmAlarm. As of the date of these financial statements, the shares have not been issued and no assets have been received by the Company.

On March 1, 2019, the Company entered into a consulting agreement with the former owner of HarmAlarm. The agreement commenced on March 1, 2019 and shall continue for a period of (36) months. The agreement may only be terminated by either incapacitation or death of consultant or for cause with ten (10) days written notice. During the term of the agreement consultant will be paid at a rate of $5,000 per month.

From January 1, 2016 to December 31, 2018, the Company issued 49,094,243 shares of common stock as follows:

Grant Date	Recipient	Number of Shares	Purpose of Issuance	Grant Date Value	Proceeds Received
February 9, 2018	Accredited Investor	4,320,000	Purchase Agreement	0.0120	$ 12,096
February 9, 2018	Consultant	333,334	Services	0.0120	N/A
February 9, 2018	Consultant	500,000	Services	0.0120	N/A
February 9, 2018	Accredited Investor	9,034,091	Debt Conversion	0.0120	N/A
February 21, 2018	Consultant	5,000,000	Services	0.0115	N/A
March 5, 2018	Accredited Investor	181,818	Purchase Agreement	0.0125	$ 2,000
March 13, 2018	Consultant	5,000,000	Services	0.0120	N/A
March 13, 2018	Consultant	5,000,000	Services	0.0120	N/A
March 13, 2018	Related Party	5,000,000	Services	0.0120	N/A
March 13, 2018	Related Party	4,000,000	Services	0.0120	N/A
July 5, 2018	Accredited Investor	1,330,000	Purchase Agreement	0.0096	$ 6,650
July 13, 2018	Accredited Investor	1,000,000	Purchase Agreement	0.0095	$ 5,000
July 27, 2018	Legal	895,000	Services	0.0087	N/A
October 19, 2018	Accredited Investor	7,500,000	Commitment Fee	0.0073	N/A

From January 1, 2019 to May 22, 2019, the Company entered into the following Stock Purchase Agreements. Stock will be issued to the investors in the second quarter of 2019.

Grant Date	Recipient	Number of Shares	Purpose of Issuance	Grant Date Value	Proceeds Received
February 11, 2019	Accredited Investor	25,000,000	Purchase Agreement	0.0240	$ 250,000
May 6, 2019	Accredited Investor	888,800	Purchase Agreement	0.0125	$ 8,888
May 6, 2019	Accredited Investor	625,000	Purchase Agreement	0.0125	$ 6,250
May 6, 2019	Accredited Investor	2,000,000	Purchase Agreement	0.0125	$ 20,000