Form 10-K
period 2018-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2019-06-18
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $895,040.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, was 579,525,814 shares of common stock as of June 14, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “GDSI,” “Company,” “we,” “us,” and “our” refer to Global Digital Solutions, Inc. and our wholly owned subsidiaries GDSI Florida, LLC, and North American Custom Specialty Vehicles, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation. The merger was treated as a recapitalization of Global Digital Solutions, Inc., and Creative changed its name to Global Digital Solutions, Inc. (“GDSI”). We are focused in the area of cyber arms technology and complementary security and technology solutions. On October 22, 2012, we entered into an Agreement of Merger and Plan of Reorganization to acquire 70% of Airtronic USA, Inc. (“Airtronic”), a then debtor in possession under chapter 11 of the Bankruptcy Code once Airtronic successfully reorganized and emerged from bankruptcy (the “Merger”). During the period from October 2012 through November 2013, we were actively involved in the day to day management of Airtronic pending the completion of the Merger. The Merger did not occur and we ceased involvement with Airtronic. In December 2012 we incorporated GDSI Florida LLC (“GDSI FL”), a Florida limited liability company. Except for the payment of administrative expenses on behalf of the Company, GDSI FL has no business operations. In January 2013, we incorporated Global Digital Solutions, LLC, a Florida limited liability company. In November 2013, we incorporated GDSI Acquisition Corporation, a Delaware corporation. On June 16, 2014, we acquired North American Custom Specialty Vehicles, LLC, into GDSI Acquisition Corporation, and changed the latter’s name to North American Custom Specialty Vehicles, Inc. (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas.

Business Overview

Global Digital Solutions, Inc., is positioning itself as a leader in providing comprehensive security and technology solutions. Since May 1, 2012, we have been focusing on acquisitions of defense and defense-related entities both in the United States and abroad. On June 16, 2014, GDSI completed its acquisition of North American Custom Specialty Vehicles (“NACSV”). NACSV’s mobile emergency operations centers (MEOC) can be tailored to the needs of Police, Fire, EMS, Military, Homeland Security, National Guard, FBI, Air National Guard, Coast Guard, Chemical/Petrochemical, Humanitarian Aid, Non Governmental Organizations, Drug Enforcement, Immigration & Customs, Bureau of Alcohol, Tobacco, Firearms and Explosives, Water Management, Wildlife Management, D.O.T. Engineering & Maintenance, Air & Water Quality Management (EPA), Meteorological Seismic/Oil & Gas Exploration, IS/Mapping Power Generation (Nuclear & Conventional), Power Transmission, and Strategic Infrastructure Security. The company has already built customized vehicles for customers involved in one or more of the above categories, and we see many opportunities to improve NACSV and its products and services through the integration of additional software, hardware, and firmware technologies.

We are a holding company focused on the acquisition of companies in the security and specialty vehicles and services marketplace segments. We intend to pursue these identified segments in order to expand the Company through strategic acquisitions and the controlled internal growth of such acquisitions. Since the filing of our Form 10-K for the year ending 2016, as filed with the Securities & Exchange Commission (“SEC”) on June 18, 2018, we have been delinquent in filing of our financial reports with the SEC pursuant to The Securities Exchange Act of 1934 (the “Exchange Act”). Since that time, the focus of our business has evolved, and the below discussion is intended to show the chronology since that time to the date of the filing of this report.

History of Business – December 31, 2016 to Present

On May 13, 2016, as more fully discussed below, we appointed William Delgado as our Chief Executive Officer (“CEO”) and Chairman of our Board of Directors.-Mr. Delgado was serving at that time as a director and our Executive Vice President in charge of business development. He served as our President, Chief Executive Officer, and Chief Financial Officer from August 2004 to August 2013. Mr. Delgado began his career with Pacific Telephone in the Outside Plant Construction. He moved to the network engineering group and concluded his career at Pacific Bell as the Chief Budget Analyst for the Northern California region. Mr. Delgado founded All Star Telecom in late 1991, specializing in OSP construction and engineering and systems cabling. All Star Telecom was sold to International Fiber Com in April of 1999. After leaving International Fiber Com in 2002, Mr. Delgado became President/CEO of Pacific Comtel in San Diego, California. After we acquired Pacific Comtel in 2004, he became part of our management and held the positions of Director, CEO, President, and CFO.

Events Since December 31, 2016:

The following events have occurred since December 31, 2016:

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

Under the terms of a finder’s fee Agreement dated April 14, 2014, we have agreed to pay RLT Consulting, Inc., a related party, a fee of 2% (two percent) of the transaction value, as defined in the agreement, of Rontan upon closing. The fee is payable one half in cash and one half in shares of our common stock. Specific conditions to closing include, but are not limited to:

a)
Purchaser’s receipt of written limited assurance of an unqualified opinion with respect to Rontan’s audited financial statements for the years ended December 31, 2013 and 2014 (the “Opinion”);

b)
The commitment of sufficient investment by General American Capital Partners LLC (the “Institutional Investor”), in the Purchaser following receipt of the Opinion;

c)
The accuracy of each party’s representations and warranties contained in the SPSA;

d)
The continued operation of Rontan’s business in the ordinary course;

e)
The maintenance of all of Rontan’s bank credit lines in the maximum amount of R$200 million (approximately US$52 million) under the same terms and conditions originally agreed with any such financial institutions, and the maintenance of all other types of funding arrangements. As of the date of the SPSA, Rontan’s financial institution debt consists of not more than R$200 million (approximately US$52 million), trade debt of not more than R$50 million (approximately US$13 million), and other fiscal contingencies of not more that R$95 million (approximately US$24.7 million);

f)
Rontan shall enter into employment or consulting service agreements with key employees and advisors identified by the Purchaser, including Rontan’s Chief Executive Officer; and

g)
The Sellers continued guarantee of Rontan’s bank debt for a period of 90 days following issuance of the Opinion..

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

On April 1, 2016, we believed that we had satisfied or otherwise waived the conditions to closing (as disclosed under the SPSA, the closing was subject to specific conditions, which were waivable by us), and on April 1, 2016, we advised the Sellers of our intention to close the SPSA and demanded delivery of the Rontan Securities. The Sellers, however, notified us that they intend to terminate the SPSA. We believe that the Sellers had no right to terminate the SPSA and that notice of termination by the Sellers was not permitted under the terms of the SPSA.

Change in Independent Accounting Firm

Effective July 13, 2017, our Board of Directors dismissed the auditing firm of PMB Helin Donovan and subsequently engaged Turner Stone and Company, Dallas, TX. We had no issues relating to the performance of the PMB Helin Donovan audits or any disagreements with their accounting practices and decisions.

Settlements of Certain Liabilities

On August 30, 2017, we announced that we had reached tentative agreements with three creditors for repayment of liabilities and/or claims totaling approximately $491,574 as of August 15, 2017. This settlement included amounts due under the factoring agreements discussed above during the period from August 30, 2017, to December 31, 2017. We paid approximately $193,514 to settle these liabilities and/or claims.

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

Target Markets, Sales and Marketing

 Our target market will be primarily in North America, with a concentration in the USA and Canada. We expect that sales and marketing will use the company’s existing strategies, augmented by a sales force developed by the parent company in conjunction with the acquired subsidiary.

Competition

 The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of other entities. A large number of established and well-financed entities, including venture capital firms, private equity firms, and family offices, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than the Company, and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

Research and Development

 ______We have not incurred any research and development expense.

Intellectual Property

 _____We currently do not have any intellectual property.

Government Approvals and Regulations

We do not expect to encounter any significant governmental approval or regulation issues, as we do not intend to monopolize any target business areas. We do expect to be subject to the traditional government regulation related to business licenses, foreign corporation rules, etc.

Subsidiaries

 ___ We currently have two subsidiaries including GDSI Florida, LLC, and North American Custom Specialty Vehicles, Inc.

Employees

As of December 31, 2018, we had 2 full-time employee, William Delgado and Jerome Gomolski, and 0 part-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance, and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Our future success depends, in part, on our ability to continue to attract, retain, and motivate highly qualified technical, marketing, and management personnel and, as of the end of the period covered by this report and as of the date of filing, we continue to rely on the services of independent contractors for much of our sales/marketing. We believe technical, accounting, and other functions are also critical to our continued and future success.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties. If any of the following events described in these risk factors actually occurs, our business, financial condition, or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Moreover, additional risks not currently known to us or that we currently deem less significant may also impact our business, financial condition, or results of operations, perhaps materially. For additional information regarding risk factors, see Item 1 – “Forward-Looking Statements.”

Risks Related to Our Company

There is substantial doubt about our ability to continue as a going concern.

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate of $20,032 per month, we estimate that our cash on hand will not be able to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

We have limited operating history with our operating subsidiary, and as a result, we may experience losses and cannot assure you that we will be profitable.

We have a limited operating history with our single operating subsidiary, NACSV, on which to evaluate our business. Our operations are subject to all of the risks inherent in the establishment and expansion of a business enterprise. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we operate. Unanticipated delays, expenses, and other problems such as setbacks in product development, product manufacturing, and market acceptance are frequently encountered in establishing a business such as ours. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations, and financial condition.

Because of our limited operating history with our operating subsidiary, we have limited historical financial data on which to base planned operating expenses. Accordingly, our expense levels, which are, to a large extent, variable, will be based in part on our expectations of future revenues. As a result of the variable nature of many of our expenses, we may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of our products or any subsequent revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our business, operating results, and financial condition.

We have not achieved profitability on a quarterly or annual basis to date. To the extent that net revenue does not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations, and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

No Assurance of Sustainable Revenues.

There can be no assurance that our subsidiaries will generate sufficient and sustainable revenues to enable us to operate at profitable levels or to generate positive cash flow. As a result of our limited operating history and the nature of the markets in which we compete, we may not be able to accurately predict our revenues. Any failure by us to accurately make such predictions could have a material adverse effect on our business, results of operations, and financial condition. Further, our current and future expense levels are based largely on our investment plans and estimates of future revenues. We expect operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may adversely affect our operating results include, among others, demand for our products and services, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new or enhanced products and services by us or our competitors, the timing and number of new hires, changes in our pricing policy or those of our competitors, the mix of our products, increases in the cost of raw materials, technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, and market acceptance of our products. As a strategic response to changes in the competitive environment, we may, from time to time, make certain decisions regarding pricing, service, marketing or business combinations that could have a material adverse effect on our business, results of operations, and financial condition. Any seasonality is likely to cause quarterly fluctuations in our operating results, and there can be no assurance that such patterns will not have a material adverse effect on our business, results of operations, and financial condition. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

We may need to raise additional funds in the future that may not be available on acceptable terms or available at all.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for potential investment acquisitions, or general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures.

While a major part of our business strategy is to pursue strategic acquisitions, we may not be able to identify businesses for which we can obtain necessary financing to acquire on acceptable terms, face risks due to additional indebtedness, and our acquisition strategy may incur significant costs or expose us to substantial risks inherent in the acquired business’s operations.

Our strategy of pursuing strategic acquisitions may be negatively impacted by several risks, including the following:

●
We may not successfully identify companies that have complementary product lines or technological competencies or that can diversify our revenue or enhance our ability to implement our business strategy;

●
We may not successfully acquire companies if we fail to obtain financing, if we fail to negotiate the acquisition on acceptable terms, or for other related reasons.

●
We may incur additional expenses due to acquisition due diligence, including legal, accounting, consulting, and other professional fees and disbursements. Such additional expenses may be material, will likely not be reimbursed, and would increase the aggregate cost of any acquisition.

●
Any acquired business will expose us to the acquired company’s liabilities and to risks inherent to its industry, and we may not be able to ascertain or assess all of the significant risks.

●
We may require additional financing in connection with any future acquisition, and such financing may adversely impact, or be restricted by, our capital structure.

●
Achieving the anticipated potential benefits of a strategic acquisition will depend in part on the successful integration of the operations, administrative infrastructures, and personnel of the acquired company or companies in a timely and efficient manner. Some of the challenges involved in such an integration include: (i) demonstrating to the customers of the acquired company that the consolidation will not result in adverse changes in quality, customer service standards, or business focus; (ii) preserving important relationships of the acquired company; (iii) coordinating sales and marketing efforts to effectively communicate the expanded capabilities of the combined company; and (iv) coordinating the supply chains.

Any future acquisitions could disrupt business.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including that:

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

These factors could have a material adverse effect on our business, financial condition, and operating results.

Our business is at risk if we lose key personnel or are unable to attract and integrate additional skilled personnel.

The success of our business depends, in large part, on the skill of our personnel. Accordingly, it is critical that we maintain and continue to build a highly experienced management team and specialized workforce, including engineers, experts in project management and business development, and sales professionals. Competition for personnel, particularly those with expertise in the specialty vehicle industry and, as we expect, in the industries of any future acquisition targets, is high, and identifying candidates with the appropriate qualifications can be difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.

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

The companies that we hope to acquire may rely on patent, trademark, trade secret, and copyright protection to protect their technology. We believe that technological leadership can be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as patents. We may not secure future patents; and patents that we may secure may become invalid or may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" our products, or, if patents are issued to us, design around such patents. We also expect to rely upon a combination of copyright, trademark, trade secret, and other intellectual property laws to protect our proprietary rights by entering into confidentiality agreements with our employees, consultants, and vendors, and by controlling access to and distribution of our technology, documentation and other proprietary information. There can be no assurance, however, that the steps to be taken by us will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide a competitive advantage to us. Any such circumstance could have a material adverse effect on our business, financial condition and results of operations. While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and significant liabilities to third parties, any of which could have a material adverse effect on our business.

We may not be able to protect our trade names and domain names.

We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain names "www.gdsi.co" and “www.nacsvehicles.com,” and we use “GDSI” and “NACS Vehicles” as trade names. Domain names generally are regulated by Internet regulatory bodies are subject to change, and in some cases, may be superseded, in some cases by laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office as well as ascertain other common law rights. If the domain registrars are changed, if new ones are created, or if we are deemed to be infringing upon another's trade name or trademark, we may be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.

Our business, profitability, and growth prospects could suffer if we pay damages or defense costs in connection with a liability claim that is outside the scope of any applicable insurance coverage. We intend to maintain, but do not yet have, general and product liability insurance. There is no assurance that we will be able to obtain insurance in amounts, or for a price, that will permit us to purchase desired amounts of insurance. Additionally, if our costs of insurance and claims increase, then our earnings could decline. Further, market rates for insurance premiums and deductibles have been steadily increasing, which may prevent us from being adequately insured. A product liability or negligence action in excess of insurance coverage could harm our profitability and liquidity.

Insurance and contractual protections may not always cover lost revenue.

We possess insurance and warranties from suppliers, and our subcontractors make contractual obligations to meet certain performance levels. We also attempt, where feasible, to pass risks we cannot control to our customers. The proceeds of such insurance, warranties, performance guarantees, and risk-sharing arrangements may not be adequate to cover lost revenue, increased expenses, or liquidated damages payments that may be required in the future.

We currently carry customary insurance for business liability. For our work as a general contractor, we carry workers comp insurance for our employees, and we have performance bonding insurance. Certain losses of a catastrophic nature, such as from floods, tornadoes, thunderstorms, and earthquakes, are uninsurable or not economically insurable. Such “Acts of God,” work stoppages, regulatory actions, or other causes, could interrupt operations and adversely affect our business.

We rely on outside consultants and employees.

We will rely on the experience of outside consultants and employees. In the event that one or more of these consultants or employees terminates employment with the Company, or becomes unavailable, suitable replacements will need to be retained, and there is no assurance that such employees or consultants could be identified under conditions favorable to us.

Risks Related to NACSV’s Business

We may face strong competition from larger, established companies.

We likely will face intense competition from other companies that provide the same or similar custom specialty vehicle manufacturing and other services that compete with acquired businesses, virtually all of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases, and significantly more financial resources, R&D facilities, and manufacturing and marketing experience than we have. There can be no assurance that developments by our potential competitors will not render our existing and future products or services obsolete. In addition, we expect to face competition from new entrants into the custom specialty vehicle business. As the demand for products and services grows and new markets are exploited, we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services. We may not have sufficient resources to maintain our research and development, marketing, sales, and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology, and reduced operating margins, any of which could materially and adversely affect our business, financial condition, and results of operations.

If we are unable to keep up with technological developments, our business could be negatively affected.

The markets for our products and services are expected to be characterized by rapid technological change and be highly competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the sale of our products and services will depend significantly upon the technological quality of our products and services relative to those of our competitors, and upon our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. In order to develop such new products and services, we will depend upon close relationships with existing customers and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that we will be able to develop and market our products and services successfully or respond effectively to the technological changes or new product and service offerings of our potential competitors. We may not be able to develop the required technologies, products, and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition, and results of operations.

We operate in a highly competitive industry and competitors may compete more effectively.

The industries in which we operate are highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than us, and they could use their substantial financial resources to develop a competing business model, develop products or services that are more attractive to potential customers than those we offer, or convince our potential customers that they require financing arrangements that are impractical for smaller companies to offer. Our competitors may also offer similar products and services at prices below cost, devote significant sales forces to competing with us, or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete or reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to compete effectively against our current competitors or additional companies that may enter our markets. We also expect to encounter competition from customers who elect to develop solutions or perform services internally rather than engaging an outside provider such as us.

Operating results may fluctuate and may fall below expectations in any fiscal quarter.

Our operating results are difficult to predict and are expected to fluctuate from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results or on predictions prepared by the Company to determine future performance. If our revenue or operating results fall in any period, the value of our common stock would likely decline.

Risks Related to Our Financial Condition

Dependence on financing and losses for the foreseeable future.

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended December 31, 2018, our net loss was $1,834,358. As of December 31, 2018, we had an accumulated deficit of $35,661,822 and a working capital deficit of $4,295,479. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Dependence on financing and losses for the foreseeable future.

As of December 31, 2018, we had current liabilities of $4,303,579 and current assets of $8,100. We had a working capital deficiency of $4,295,479. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Our ability to generate positive cash flows is uncertain.

To develop and expand our business, we will need to make significant up-front investments in our manufacturing capacity and incur research and development, sales and marketing, and general and administrative expenses. In addition, our growth will require a significant investment in working capital. Our business will require significant amounts of working capital to meet our project requirements and support our growth. We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements. If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our current production requirements, let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance our products, and respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations, and financial condition.

Because we may never have net income from our operations, our business may fail.

We have no history of profitability from operations. There can be no assurance that we will ever operate profitably. Our success is significantly dependent on uncertain events, including successful developing our products, establishing satisfactory manufacturing arrangements and processes, and distributing and selling our products. If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations. We can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail, and investors may lose all of their investment in our Company.

We need to raise additional funds, and such funds may not be available on acceptable terms.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for general corporate purposes or for potential acquisitions or investments. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures.

Risks Related to Our Common Stock and Its Market Value

We have limited capitalization and may require financing, which may not be available.

We have limited capitalization, which increases our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in our business and industry, and may place us at a competitive disadvantage to competitors with sufficient capitalization. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we will be forced to curtail or abandon our plans or operations. Our ability to obtain financing will depend upon a number of factors, many of which are beyond our control.

A limited public trading market exists for our common stock, which makes it difficult for our stockholders to sell their common stock on the public markets. Any trading in our shares may have a significant effect on our stock prices.

Although our common stock is listed for quotation on the OTC Marketplace, Pink Tier, under the symbol “GDSI,” the trading activity of our common stock is volatile and may not develop or be sustained. As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock. Any trading in our shares could have a significant effect on our stock price. If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to affect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rates, and international currency fluctuations, may adversely affect the market price and liquidity of our common stock.

Our stock price has undergone a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our stockholders may be unable to resell their shares at or above the price at which they acquired them.

From January 1, 2018 through the date of this report, the price per share of our common stock has ranged from a high of $0.015 to a low of $0.0007. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, due in part to our operating performance and to conversions of dilutive debt instruments that we have issued to fund operations. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us and negatively impact other aspects of our business, including our ability to fund our operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

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

●
changes in applicable laws or regulations, court rulings, enforcement, and legal actions;

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

Our common stock is quoted for trading on the OTC Pink Marketplace (“OTC Pink”). On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U - of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, and the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied, and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. In the event that we are able to file the required reports with the SEC to be current under the Exchange Act of 1934 (the “Exchange Act”), we still will be unable to list our stock on the OTCQB since the price of our stock is below $0.01, and we do not meet the eligibility standards for listing under the OTCQB per OTC Markets guidelines. Should we continue to fail to satisfy the eligibility standards of OTC Markets for the OTCQB, the trading price of our common stock could continue to suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”, as that term is defined in SEC Rule 3a51-1, which generally provides that a “penny stock”, is any equity security that has a market price (as defined) less than US$5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, including Rule 15g-9, which imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduce the number of potential investors. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

According to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and through false and misleading press releases; (3) boiler-room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (4) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the future volatility of our share price.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their noninstitutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends, and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We currently intend to retain all earnings for our operations.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately to report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting.

We are subject to the risk that sometime in the future our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies.” A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. We are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act,” or “SOX”), which requires our management to annually assess the effectiveness of our internal control over financial reporting.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of December 31, 2018, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded, during the year ended December 31, 2018, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls, which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

It may be time-consuming, difficult, and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls, and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we are unable to maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we may conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

Because our current directors, executive officers, and one preferred stockholder beneficially hold 47.5% of our common stock, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of subscribers in our private placements.

Our current directors, our executive officers, and 5% or more stockholders beneficially own or control approximately 47.5% of our issued and outstanding shares of common stock as of June 22, 2018. Additionally, the holdings of our directors, and executive officers, and preferred stockholders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options, or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons, irrespective of how the Company’s other stockholders vote, may have significant influence over and may control corporate actions requiring stockholder approval, including the following actions:

●
electing or defeating the election our directors;

●
to amending or preventing the amendment of our Certificate of Incorporation or By-laws;

●
effecting or preventing a transaction, sale of assets, or other corporate transaction; and

●
controlling the outcome of any other matter submitted to our stockholders for vote.

Such persons' stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our certificate of incorporation allows our board to create new series of preferred stock without approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock granting holders a preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to redemption of the shares, together with a premium prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 777 South Flagler Drive, Suite 800 West Tower, West Palm Beach, FL 33401, and our telephone number is (561) 515-6163. Our executive office is a virtual office and is used for meetings, conferences, and telephone and message support. On August 19, 2013, we entered into a lease agreement located at such address for a total monthly rental of $299.

 We own no other real property.

Our registered agent is Direct Transfer, LLC, located at 500 Perimeter Park Drive, Suite D, Morrisville, NC 27560.

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

iv.
The Company will pay the plaintiffs the sum of $20,000. The $20,000 settlement was paid in August 2017.

PowerUp Lending Group, LTD., v. North American Custom Specialty Vehicle, Inc. et.al

On September 13, 2017 Power Up received a default judgment against the Company in the amount of $109,302.00. The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018, the company has paid the entire amount (Note 5).

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

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”), settled the matter for Forty Thousand Dollars ($40,000.00), of which the first payment of Ten Thousand Dollars ($10,000.00) was paid on May 16, 2018. The $40,000 is included in accounts payable as of December 31, 2017.

JENNIFER CARROLL, vs. GLOBAL DIGITAL SOLUTIONS, INC., NORTH AMERICAN CUSTOM SPECIALTY VEHICLES, INC., IN THE CIRCUIT COURT FOR THE 15TH JUDICIAL CIRCUIT lN AND FOR PALM BEACH COUNTY, FLORIDA, CASE NO.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”), and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000.00) plus fees of Thirteen Thousand Three Hundred Fifty-Three Dollars Forty-Four Cents ($13,353.44) and costs of six hundred twenty-four dollars thirty cents ($624.30).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets, Pink No Information Tier, under the symbol “GDSI.” Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com). The market quotations reflect interdealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low

March 31, 2019	$0.0162	$0.01450

December 31, 2018	$0.0046	$0.0046
September 30, 2018	$0.0080	$0.0065
June 30, 2018	0.0110	0.0096
March 31, 2018	$0.0114	$0.0090

December 31, 2017	$0.0150	$0.0040
September 30, 2017	$0.0090	$0.0010
June 30, 2017	$0.0030	$0.0010
March 31, 2017	$0.0040	$0.0010

Transfer Agent

Our transfer agent is Direct Transfer LLC, and is located at 500 Perimeter Park, Suite D, Morrisville, NC 27560. Their telephone number is (919) 481-4000, and their website is www.issuerdirect.com.

Holders of Common Stock

As of December 31, 2018, there were 197 shareholders of record of our common stock. As of such date, 579,900,814 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2018.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2018.

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

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2018 and December 31, 2017

 A comparison of the Company’s operating results for the fiscal years ended December 31, 2018 and December 31, 2017 are as follows:

For the year ended December 31, 2018:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue
Cost of Sales	$-	$-	$-	$-
Gross Profit	-	-	-	-
Operating Expenses	1,378,126	(19,500)	(81,102)	1,277,524
Operating Income (Loss)	(1,378,126)	19,500	81,102	(1,277,524)
Other Income (Expenses)	(574,099)	-	17,265	(556,834)
Income (Loss) – Before Tax	$(1,952,225)	$19,500	$98,367	$(1,834,358)

For the year ended December 31, 2017:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue
Cost of Sales	$-	$-	$-	$-
Gross Profit	-	-	-	-
Operating Expenses	1,334,479	22,795	6,478	1,363,752
Operating Income (Loss)	(1,334,479)	(22,795)	(6,478)	(1,363,752)
Other Income (Expenses)	247,456	-	-	247,456
Loss – Before Tax	(1,087,023)	(22,795)	(6,478)	(1,116,296)

The variances between fiscal years ending December 31, 2018 and 2017 were as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue
Cost of Sales	$-	$-	$-	$-
Gross Profit	-	-	-	-
Operating Expenses	43,647	(42,295)	(87,580)	(86,228)
Operating Income (Loss)	(43,647)	42,295	87,580	86,228
Other Income (Expenses)	(821,555)	-	17,265	804,290
Income (Loss) – Before Tax	$(865,202)	$42,295	$104,845	$(718,062)

Operating Loss

Loss from operations for the years ended December 31, 2018 and 2017 was $1,834,358 and $1,116,296, respectively. The increase in operating loss is primarily due to additional expenses incurred for interest expense and finance costs.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2018, we had cash of $8,100 on hand and a working capital deficiency of $4,295,479 as compared to cash on hand of $113,000 and a working capital deficiency of $3,012,720 as of December 31, 2017.
The decrease in working capital is mainly due to the overall reduction in our business activities and lack of outside funding.

Note Financing

On January 26, 2015, the Company agreed to a $250,000 principal (and a $25,000 original discount amount) Convertible Note with JMJ Financial (“JMJ”). The Note matures on January 26, 2017, unless earlier converted pursuant to the terms of the Convertible Note. The Note bears interest at 0% if repaid in the first 90 days and then a one-time interest charge of 12% applied on the principal sum. The outstanding principal and interest under the Note is convertible, solely upon an Event of Default (as defined in the Note), at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note.

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

A total of $25,000 has been paid through the date of this filing. The first payment of $12,500 was made on February 14, 2018, and the second payment of $12,500 was made on May 17, 2018. No payments have been made since then.

On January 16, 2015, the Company agreed to a $78,750 principal Convertible Redeemable Note with LG Capital Funding, LLC (“LG Capital”). The Note matures on January 16, 2016, unless earlier converted pursuant to the terms of the Convertible Note. The Note bears interest at 8% per annum. The outstanding principal and interest under the Note is convertible, solely upon an Event of Default (as defined in the Note), at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 12, 2017, the Company entered into a redemption agreement with LG Capital Funding, LLC, to repay the outstanding balance of $68,110.

During the year ended December 31, 2017, in settlement of the default, we entered into a Convertible Note Redemption Agreement with LG Capital Funding, LLC. The Company is to wire redemption payment as follows:

●
$6,500 by December 29, 2017 (paid on January 2, 2018)

●
$6,500 by January 31, 2018

●
$6,500 by February 28, 2018

●
$25,000 by March 30, 2018

●
The remaining balance by April 30, 2018

A total of $6,500 has been paid at the date of this filing, with the remaining scheduled payments not yet made.

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017 (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims; (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit; and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. As of December 31, 2018, $300,000 has been received.

On December 23, 2017, the Company entered into a $485,000 Demand Promissory Note with Vox Business Trust, LLC (the “Purchaser”). The note was in settlement of the amounts accrued under a consulting agreement (Note 7), including $200,000 owed for retainer payments through December 2017 and $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018.

On December 26, 2017, the Company entered into a $485,000 Demand Promissory Note with RLT Consulting, Inc (the “Purchaser”). The note was in settlement of the amounts accrued under a consulting agreement (Note 7), including $200,000 owed for retainer payments through December 2017, and $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018 (along with an additional 4,000,000 for further services).

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

Notes Payable

  On February 15, 2017, The Company entered into a $15,000 6% promissory note with an individual. The note is due on February 15, 2018. Upon default, the interest rate increases to 18% until the principal is fully repaid. We are currently in default under terms of the note.

On May 1, 2018, the Company entered into a $36,000 promissory note with an individual with $5,000 original issue discount for net proceeds of $31,000.

On June 1, 2018, the Company entered into a $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a relative fair value after allocation of $28,378. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.62% and expected volatility of the Company’s common stock, of 275.26%, The relative fair value of the warrants as well as the OID have been classified as a debt discount to be amortized over the life of the note using the effective interest method. Amortization expense for the year ended December 31, 2018 was $104,054.

The note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of another public company in which Mr. Delgado is a director and Chief Financial Officer.

Securities Purchase Agreement/Convertible Notes

On December 19, 2018, The Company and Adar Alef, LLC entered into a security purchase agreement for four 8% Convertible Notes in the aggregate principal of $105,000 with all four notes being in the amount of $26, 500 each. The notes shall contain a 5% OID such that the purchase price shall be $25,000. The notes are convertible into shares of common stock of The Company. Note 1 was issued on December 19, 2019. The remaining notes may be issued in 2019.

Convertible Promissory Note

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

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared on the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2018, of $35,661,822 as well as negative cash flows from operating activities. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to achieve its goals through December 31, 2019.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain any additional financing required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences, or privileges senior to the rights, preferences, and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms. If adequate funds are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain necessary capital, the Company may have to cease operations.

Working Capital Deficiency

	December 31,
	2018	2017
Current Assets	$8,100	$113,000
Current Liabilities	4,303,579	3,125,720
Working capital	$(4,29,479)	$(3,012,720)

The decrease in current assets from 2017 to 2018 is due to an decrease in cash from funding sources. The increase in current liabilities is mainly due to increases in Accounts Payable and Notes Payable during the year ended December 31, 2018.

Cash Flows

	December 31,
	2018	2017
Net cash used in operating activities	$(440,396)	$(175,000)
Net cash used in investing activities	-	-
Net cash provided by financing activities	355,496	268,000
Increase (decrease) in cash	$(84,900)	$93,000

Operating Activities

Net cash used in operating activities was $ 440,396 for the year ended December 31, 2018. Cash used during the year ended December 31, 2018 was primarily due to the net loss of $1,834,358

Net cash used in operating activities was $175,000 for the year ended December 31, 2017. Cash used during the year ended December 31, 2017 was primarily due to the net loss of $1,116,296.

Investing Activities

For the year ended December 31, 2018, there was no cash used for investing activities.

For the year ended December 31, 2017, there was no cash used for investing activities.

Financing Activities

For the years ended December 31, 2018, and 2017 net cash provided by financing activities was $355,496 and $268,000 respectively.. Cash provided by financing activities was due to the proceeds from notes payable.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements of equity and convertible debt that have enabled us to fund our operations, additional funds will be needed for further business development.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues, or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recent Accounting Standards

During the year ended December 31, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Recently Announced Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted Topic 606 as of January 1, 2018, using the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, we did not have any material adjustment as of the date of the adoption and adoption had no impact on the Company's consolidated balance sheet, results of operations, equity or cash flows as of the adoption date. The comparative periods have not been restated.

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842. This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and will be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has evaluated the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our financial position or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, William Delgado, who is our Chief Executive Officer (Principal Executive Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of William Delgado serving as our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of December 31, 2018, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, 2018, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

(i) Lack of Formal Policies and Procedures. We use a third-party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

(iv) Entity-Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected and constituted a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

The information required by this section is disclosed in Part II, Item 5.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the directors and executive officers of the Company as of December 31, 2018. Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Position Held with Company	Age	Date First Elected or Appointed
William J. Delgado	Chief Executive Officer, Chairman of the Board	58	May 13, 2016
Jerome J. Gomolski	Chief Financial Officer	70	April 10, 2015
Gary A. Gray	Vice President, Chief Technology Officer	65	August 12, 2013

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

Committees of the Board

Our Board of Directors held no formal meeting in the year-ended December 31, 2018 Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the Company.

Board Nominations and Appointments

In considering whether to nominate any particular candidate for election to the Board of Directors, we will use various criteria to evaluate each candidate, including an evaluation of each candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of our stockholders. The Board of Directors plans to evaluate biographical information and interview selected candidates in the next fiscal year and plans to consider whether a potential nominee would satisfy the listing standards for “independence” of The Nasdaq Stock Market and the SEC’s definition of “audit committee financial expert.” The Board of Directors does not plan to assign specific weights to particular criteria and no particular criterion will be a prerequisite for each prospective nominee.

We do not have a formal policy with regards to the consideration of director candidates recommended by our stockholders, however, stockholder recommendations relating to director nominees may be submitted in accordance with the procedures set forth below under the heading “Communicating with the Board of Directors”.

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

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, when incurred.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2018, none of our greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the years ended December 31, 2018 and 2017 for our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (3) ($)	Option Awards (3) ($)	Nonequity Incentive Plan Compensa-tion ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensa- tion (3) ($)	Total ($)
Jerome J. Gomolski	2018	50,000	-	-	-	-	-	-	50,000
Chief Financial Officer (1)	2017	4,167	-	-		-	-	-	4,167
William J. Delgado,	2018	240,00	-	-	-	-	-	-	240,000
Director, Former President, Chief Executive Officer & Chief Financial Officer, currently Chief Executive Officer (2)	2017	240,000	-	-		-	-	-	240,

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

Outstanding Equity Awards at Fiscal Year End

 The following table provides information as of December 31, 2018 and December 31, 2017 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers:

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Jerome J. Gomolski	500,000	-	-	0.10	4/1/2025	-	-	-	-
Jerome J. Gomolski	1,000,000	-	-	0.006	11/30/2025	-	-	-	-
William J. Delgado	500,000	-	-	0.14	3/31/2025	-	-	-	-
William J. Delgado	750,000	-	-	0.008	12/14/2025	-	-	-	-

Equity Compensation Plan Information and Issuances

Our current policy is that all full-time key employees are considered annually for the possible grant of stock options, depending upon qualifying performance criteria. The criteria for the awards are experience, uniqueness of contribution to our business and the level of performance shown during the year. Stock options are intended to enhance the ability of the Company and its Affiliates to attract and retain exceptionally qualified individuals upon whom, in large measure, the sustained progress, growth and profitability of the Company depend.

2018 Option Exercises and Stock Vested

 There were no stock options that vested in 2018.

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

2014 Equity Incentive Plan

On May 9, 2014 our shareholders approved the 2014 Global Digital Solutions Equity Incentive Plan (“Plan”) and reserved 20,000,000 shares of our common stock for issuance pursuant to awards thereunder, including options, stock appreciation right, restricted stock, restricted stock units, performance awards, dividend equivalents, or other stock-based awards. The Plan is intended as an incentive, to retain in the employ of the Company, our directors, officers, employees, consultants and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Plan is administered by the Board of Directors.

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

Director Compensation

We do not have a compensation arrangement in place for members of our Board and we have not finalized any plan to compensate directors in the future for their services as directors. We anticipate that we will develop a compensation plan for our independent directors in order to attract qualified persons and to retain them. We expect that the compensation arrangements will generally be comprised of equity awards and cash for reimbursement of expenses only; however, exceptions may be made if circumstances warrant.

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

(2)	Includes (a) 3,221,032 shares owned by Bronco Communications, LLC, an entity which Mr. Delgado controls and (b) 101,000 shares owned by Mr. Delgado's minor daughter.

(3)	Mr. Gomolski has 1,500,000 stock options of which all have vested.

(4)	The address of record is c/o Global Digital Solutions, Inc., 777 South Flagler Drive, Suite 800 West Tower, West Palm Beach, FL 33401

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of December 31, 2018 the Company had transactions with a related party: annual consultation fee of $120,000. Note payable of $484,000, and finders fee payable on closing of Rontan purchase agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by our independent accounting firm, Turner, Stone & Company, LLP (“TSC”), for the years ended December 31, 2018 and 2017 $ 50,000 and $17,000, respectively.

Other Fees

 There were no other services provided by TSC during the years ended December 31, 2018 and 2017

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Purchase Agreement with Bronco Communications, LLC dated January 1, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
2.2	Amendment to Purchase Agreement with Bronco Communications, LLC dated October 15, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
2.3	Agreement of Merger and Plan of Reorganization with Airtronic USA, Inc dated October 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
2.4	First Amendment to Agreement of Merger and Plan of Reorganization with Airtronic, USA, Inc dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
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

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.2	Articles of Merger dated March 18, 2004 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.3	Certificate of Amendment to the Certificate of Incorporation dated August 06, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.4	Bylaws dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.5	Certificate of Amendment to Certificate of Incorporation dated July 7, 2014 (incorporated by reference to our Current Report on Form 8-K filed on July 30, 2014)
3.6	Certificate of Amendment to Certificate of Incorporation dated May 18, 2015 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2015)
(10)	Material Agreements
10.1	Debtor in Possession Note Purchase Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.2	Secured Promissory Note with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.3	Security Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.4	Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated March 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.5	Second Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.6	Secured Promissory Note with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.7	Intellectual Property Security Agreement with an individual dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.8	Promissory Note Purchase Agreement with Bay Acquisition, LLC dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.9	Secured Promissory Note with an individual dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)

10.10	Security Agreement with Bay Acquisition, LLC dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.11	Warrant to Purchase Common Stock with an individual dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.12	Amendment to Promissory Note Agreement with an individual dated May 6, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.13	Subscription Agreement and Securities Purchase Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.14	Form of Indemnification Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.15	Secured Promissory Note with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.16	Third Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.17	Investment Banking Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.18	Addendum to Investment Bank Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.19	2014 Equity Incentive Plan dated May 19, 2014 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.20	Online Virtual Office Agreement dated August 19, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.21	Restricted Stock Unit Agreement with Stephen L. Norris dated August 25, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed on August 25, 2014)
10.22	Securities Purchase Agreement with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.23	Convertible Redeemable Note with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.24	First Amendment to Convertible Redeemable Note with Charter 804CS Solutions, Inc dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.25	Securities Purchase Agreement with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.26	Convertible Redeemable Note with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.27	First Amendment to Convertible Redeemable Note dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2014)
10.28	Securities Purchase Agreement with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.29	Convertible Redeemable Note with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.30	Convertible Note with JSJ Investments Inc. dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.31	Securities Purchase Agreement with Adar Bays, LLC dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.32	Convertible Redeemable Note with Adar Bays dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.33	Convertible Note with JMJ Financial dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.34	Convertible Note with Vista Capital Investments, LLC dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.35	Securities Purchase Agreement with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.36	Convertible Promissory Note with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)

10.37	Securities Purchase Agreement with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.38	Convertible Note with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.39	Note Purchase Agreement with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.40	Convertible Promissory Note with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.41	Non-Exclusive Agreement with Carter, Terry & Company dated December 18, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2015)
10.42	Securities Purchase Agreement with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.43	Convertible Promissory Note with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.44	Revenue Based Factoring Agreement with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.45	Security Agreement and Guarantee with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.46	Revenue Based Factoring Agreement with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.47	Security Agreement and Guarantee with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.48	Settlement Agreement with an individual dated July 27, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.49	Settlement Agreement with Power Up Lending Group, Ltd. dated December 21, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.50	Repayment Agreement with JMJ Financial dated December 13, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.51	Convertible Note Redemption Agreement dated December 12, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.52	Exchange/Conversion Agreement with an individual dated August 15, 2016 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.53	Promissory Note with Dragon Acquisitions dated August 31, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.54	Stock Purchase Agreement with Empire Relations Group, Inc. dated August 16, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.55	Prepaid Forward Purchase Agreement with Boies Schiller Flexner LLP dated December 22, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.56	Demand Promissory Note with Vox Business Trust, LLC dated December 19, 2017 (incorporated by reference to our December 31, 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.57	Demand Promissory Note with RLT Consulting, Inc. dated December 26, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.58	Promissory Note with an individual dated May 1, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.59	Investment Return Purchase Agreement with an individual dated May 15, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

GLOBAL DIGITAL SOLUTIONS, INC.

Date: June 18, 2019	By:	/s/ William J. Delgado
William J. Delgado
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ William J. Delgado	Chief Executive Officer	June 18, 2018
William J. Delgado	and Chairman of the Board (Principal Executive Officer)

/s/ Jerome J. Gomolski	Chief Financial Officer	June 18, 2018
Jerome J. Gomolski	(Principal Financial Officer and Principal Accounting Officer)

/s/ William J. Delgado	Director, Executive Vice President	June 18, 2018
William J. Delgado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Global Digital Solutions, Inc.
West Palm Beach, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Digital Solutions, Inc. (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
June 18, 2019

We have served as the Company’s auditor since 2017.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

Assets
Current assets
Cash	$8,100	$93,000
Prepaid expenses	-	20,000
Total current assets	8,100	113,000

Total assets	$8,100	$113,000

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$672,284	$656,758
Accrued expenses	917,633	528,651
Due to factor	-	77,265
Due to Officer	-	71,920
Financed insurance policy	11,187	11,187
Notes payable, net of discount of $74,324 and
$-0-, respectively	1,999,676	1,288,000
Convertible notes payable, net of discount of $96,750
and $-0-, respectively	140,624	108,991
Derivative liability	562,175	382,948
Total current liabilities	4,303,579	3,125,720

Stockholders' deficit
Preferred stock, $0.001 par value, 35,000,000 shares
authorized, 1,000,000 shares issued and outstanding at
December 31, 2018 and 2017, respectively	1,000	1,000
Common stock, $0.001 par value, 650,000,000 shares
authorized, 579,900,814 and 530,806,571 shares issued and
outstanding at December 31, 2018 and 2017, respectively	579,901	530,807
Additional paid-in capital	30,785,442	30,282,937
Accumulated deficit	(35,661,822)	(33,827,464)
Total stockholders' deficit	(4,295,479)	(3,012,720)
Total liabilities and stockholders' deficit	$8,100	$113,000

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2018	2017

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	1,277,524	1,363,752
Total operating expenses	1,277,524	1,363,752

Loss from operations	(1,277,524)	(1,363,752)

Other (income) expense
Change in fair value of derivative liability	46,411	(289,776)
Financing costs	68,000	-
Interest expense	415,924	42,320
Settlement expense	43,764	-
Gain on conversion of liabilities	(17,265)	-
Total other (income) expense	556,834	(247,456)

Net loss	$(1,834,358)	$(1,116,296)

Net loss per common share, basic	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic	566,130,000	530,806,571

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2016	1,000,000	$ 1,000	530,806,571	$ 530,807	$ 30,282,937	$ (32,711,168)	$ (1,896,424)
Net loss	-	-	-	-	-	(1,116,296)	(1,116,296)
Balances at December 31, 2017	1,000,000	$ 1,000	530,806,571	$ 530,807	$ 30,282,937	$ (33,827,464)	$ (3,012,720)

Shares sold	-	-	6,831,818	6,832	18,914	-	25,746
							-
Shares issued for conversion of debt	-	-	9,034,091	9,034	5,966	-	15,000
							-
Shares issued for financing fees	-	-	7,500,000	7,500	49,500	-	57,000

Shares issued for services	-	-	25,728,334	25,728	274,397	-	300,125

Reduction in derivative liability	-	-	-	-	98,787	-	98,787

Debt discounts related to warrants	-	-	-	-	54,941	-	54,941

Net loss	-	-	-	-	-	(1,834,358)	(1,834,358)
Balances at December 31, 2018	1,000,000	$ 1,000	579,900,814	$ 579,901	$ 30,785,442	$ (35,661,822)	$ (4,295,479)

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017

Cash flows from operating activities:
Net loss	$(1,834,358)	$(1,116,296)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Bad Debt	-	4,261
Amortization of debt discount	162,554	-
Change in fair value of derivative liability	46,411	(289,776)
Stock-based compensation	300,125	-
Shares issued for financing costs	57,000	-
Financing costs	9,000	-
Interest expense from derivative liability	121,166	-
Operating expenses settled through debt proceeds	77,750	-
Gain on settlement of liabilities	(17,265)	-
Changes in operating assets and liabilities:
Prepaid expenses	20,000	2,597
Deposits		2,415
Accounts payable	15,526	106,652
Accrued expenses	623,615	1,084,152
Due to officer	(21,920)	30,995
Net cash used in operating activities	(440,396)	(175,000)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	350,000	300,000
Repayments of notes payable	(30,000)	(2,000)
Proceeds from convertible notes payable	101,250	-
Repayments of convertible notes payable	(31,500)	-
Payments to factor	(60,000)	(30,000)
Proceeds from sale of common shares	25,746	-
Net cash provided by financing activities	355,496	268,000

Net increase (decrease) in cash	(84,900)	93,000

Cash at beginning of year	93,000	-

Cash at end of year	$8,100	$93,000

Supplementary disclosure of non-cash investing and financing activities
Payments to officer from proceeds from notes payable	$50,000	-
Discount on notes payable	167,000	-
Discount from warrants issued with notes payable	50,378	-
Accrued expenses settled through convertible notes payable	43,633	-
Discount on convertible notes payable	1,250	-
Discount from warrants issued with convertible notes payable	4,563	-
Discount from derivative on convertible notes payable	110,437	-
Convertible debt settled through issuance of common shares	15,000	-
Reduction in derivative liability from payments on convertible notes	98,787	-
Accrued expenses settled through notes payable	200,000	-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the year ended ,December 31, 2018, incurred a net loss of $1,834,358 and used net cash of $440,396 to fund operating activities. At December 31, 2018, we had cash of $8,100, an accumulated deficit of $35,661,822, a working capital deficit of $4,295,479, and stockholders’ deficit of $4,295,479. We have funded our activities to date almost exclusively from equity and debt financings.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2018 and 2017. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 34% to 21% effective January 1, 2018. The Company analyzed the provisions of the Tax Reform Law to assess the impact on the Company’s consolidated financial statements and determined it had no material impact.

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

Derivative Financial Instruments

We account for conversion options embedded in convertible notes payable in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC’) 815, “Derivatives and Hedging”. Subtopic ASC 815-15, Embedded Derivatives generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free standing derivative financial instruments. Derivative liabilities are recognized in the consolidated balance sheet at fair value as Derivative Liabilities and based on the criteria specified in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Equity. The estimated fair value of the derivative liabilities is calculated using various assumptions and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as Change in fair value of derivative liability in the consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting, as applicable.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Year ended December 31,
	2018	2017

Convertible notes	163,700,000	46,249,733
Preferred stock	214,560,000	196,398,431
Stock options	13,650,002	13,650,002
Warrants	10,500,000	1,500,000
Potentially dilutive securities	402,410,002	257,798,166

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted Topic 606 as of January 1, 2018, using the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, we did not have any material adjustment as of the date of the adoption and adoption had no impact on the Company's consolidated balance sheet, results of operations, equity or cash flows as of the adoption date. The comparative periods have not been restated.

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842. This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and will be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has evaluated the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our financial position or results of operations.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	Year ended December 31,
	2018	2017
Accrued compensation to executive officers	$572,437	$342,919
Accrued professional fees and settlements	196,663	125,771
Accrued Interest	148,533	59,961
Total accrued expenses	$917,633	$528,651

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at December 31, 2018 and December 31, 2017. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the years ended December 31, 2018 and 2017:

	2018	2017
Balance at beginning of year	$382,948	$672,724
Additions	231,603	-
Settlements	(98,787)	-
Change in fair value	46,411	(289,776)
Balance at end of year	$562,175	$382,948

Embedded Derivative Liabilities of Convertible Notes

At December 31, 2018, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate –2.45%; term -.25 years; volatility – 193.28%; dividend rate – 0%. At December 31, 2017, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate- 1.39%%; term - .25 years; volatility – 246.62%; dividend rate – 0%.

NOTE 5 – NOTE PAYABLE

Convertible Note Payable

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 157,974,360 and 82,557,576 at December 31, 2018 and 2017, respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017 and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of December 31, 2018, and through the date of this report, the principal balance totaling $61,610 is outstanding and remains in default.

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2017 and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of December 31, 2018, and through the date of this report, the principal balance totaling $59,514 is outstanding and remains in default.

During November 2018, the Company entered into a nine-month 12% convertible note payable with Actus Fund, LLC totaling $90,000. The note is convertible into common stock at a conversion price equal to 50% of the lowest trading/closing price for the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and is revalued at each reporting date. In connection with the convertible note, the Company issued 2,500,000 warrants exercisable at $0.0069 over 5 years. At issuance, the derivative liability and warrants were valued at $192,600 and $17,500, resulting in a $90,000 discount on the convertible note at origination. The warrants were valued using the Black Scholes Merton model and the key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 3.07% and estimated volatility of the Company’s common stock of 255%. The derivative liability was valued using the Black Scholes Merton model and the key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.33% and estimated volatility of the Company’s common stock of 190%. The $90,000 note remains outstanding and in good standing as of December 31, 2018 and through the date of this report.

During December 2018, the Company entered into a Securities Purchase Agreement with Adar Alef, LLC containing up to four one-year 8% convertible notes payable with Adar Alef, LLC totaling $105,000. The notes include an original issue discount of 5% of all amounts funded such that the purchase price for each note shall be $25,000. The notes are convertible into common stock at a conversion price equal to 60% of the lowest trading price for the 20 trading days prior to conversion. The first $26,500 note was funded in December 2018 and principal and interest are due at maturity in December 2019. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value of on the date of issuance and is revalued at each reporting date. At issuance, the derivative liability was valued at $39,000, resulting in a $25,000 discount on the convertible note at origination. The derivative liability was valued using the Black Scholes Merton model and the key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.006 at issuance date; a risk-free interest rate of 2.62% and estimated volatility of the Company’s common stock of 188%. The $26,250 note remains outstanding and in good standing as of December 31, 2018 and through the date of this report.

Notes Payable

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding December 31, 2018 and through the date of this report.

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit (Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. $300,000 was received by the Company in December 2017. The $300,000 note remains outstanding and in good standing as of December 31, 2018 and 2017, and through the date of this report.

On December 23, 2017 (the “effective date”), the Company entered into a $485,000, 7% interest rate, demand promissory note with Vox Business Trust, LLC (Vox). The note was in settlement of the amounts accrued under a consulting agreement (Note 6), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to Vox when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, Vox may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018. The Company shall make mandatory prepayment in the following amounts and at the following times –

●
$1,000 on the effective date.
●
$50,000 on the date on which the judge presiding over the lawsuit issues a ruling or decision in which the lawsuit survives a motion to dismiss.
●
$50,000 on the date on which discovery closes with respect to the lawsuit.
●
$100,000 on the date on which the judge presiding over the lawsuit issues a ruling or decision in which the lawsuit survives a motion for summary judgement on the claims.

Under the terms of the Vox note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2018, consulting fees totaling $100,000 were added to the note principal and are included in the note balance at December 31, 2018. The notes had a balance of $584,000 and $484,000 as of December 31, 2018 and 2017, respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however Vox has voluntarily refrained from making demand prior to the Resolution Funding Date.

On December 26, 2017 (the “effective date”), the Company entered into a $485,000, 7% interest rate, demand promissory note with RLT Consulting, Inc. (RLT), a related party. The note was in settlement of the amounts accrued under a consulting agreement (Note 6), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to RLT when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, RLT may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018. The Company shall make mandatory prepayment in the following amounts and at the following times –

●
$1,000 on the effective date.
●
$50,000 on the date on which the judge presiding over the lawsuit issues a ruling or decision in which the lawsuit survives a motion to dismiss.
●
$50,000 on the date on which discovery closes with respect to the lawsuit.
●
$100,000 on the date on which the judge presiding over the lawsuit issues a ruling or decision in which the lawsuit survives a motion for summary judgement on the claims.

Under the terms of the RLT note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2018, consulting fees totaling $100,000 were added to the note principal and are included in the note balance at December 31, 2018. The notes had a balance of $584,000 and $484,000 as of December 31, 2018 and 2017, respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however RLT has voluntarily refrained from making demand prior to the Resolution Funding Date. RLT was granted a first priority security interest in the Litigation Proceeds and is pari passu to Parabellum and Vox. To that end, they share in the litigation in a priority position to proceed to repay the note.

During April 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $50,000 (the “Investment Agreement”). The $50,000 proceeds were paid directly to Bill Delgado to reimburse expenses incurred on behalf of the Company. Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $50,000 proceeds plus a 50% return, or $25,000 (the “Investment Return”) within seven (7) months from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $9,000 which were recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.009 at issuance date; a risk-free interest rate of 2.60% and estimated volatility of the Company’s common stock of 235%. During November 2018, the Company defaulted on the Investment Agreement. As of December 31, 2018, the $50,000 principal and $25,000 Investment Return remained outstanding. During May 2019, the Company and the Purchaser amended the Investment Agreement, as detailed in Note 10.

During April 2018, the Company entered into a one-month $30,000 note payable with $18,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $12,000 original issue discount. As of December 31, 2018, the note has been repaid.

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. As of December 31, 2018, and through the date of this report, the $36,000 note remains outstanding.

During May 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $13,000 which were recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.75% and estimated volatility of the Company’s common stock of 220%. During August 2018, the Company defaulted on the Investment Agreement. As of December 31, 2018, and through the date of this report, the $200,000 principal and $20,000 Investment Return remained outstanding.

During June 2018, the Company entered in to a one-year $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $35,000 of which $28,378 was recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.008 at issuance date; a risk-free interest rate of 2.62% and estimated volatility of the Company’s common stock of 218%. At December 31, 2018, the $300,000 note remained outstanding. The Company defaulted on the note at maturity in June 2019 and the note remained outstanding through the date of this report. The note contains a default interest rate of 10% plus a 5% penalty of the outstanding balance of the note. The note holder has voluntarily refrained from making demand for repayment under the default provisions of the note, which would require the Company to pay the holder 130% of the outstanding principal and interest accrued at the default rate.

The June 2018 note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of SHMP, another public company in which Mr. Delgado is a director and Chief Financial Officer.

Revenue Based Factoring Agreements

During 2015, the Company entered into two revenue based factoring agreements with Power Up Lending Group, Ltd. (Power Up) totaling $145,700. During 2016, the Company defaulted on the $117,265 balance due under agreements. During September 2017, the Company and Power Up settled the default with payments totaling $90,000 to be made through May 2018. At December 31, 2017, the balance under the agreements totaled $77,265. During May 2018, the Company made the final payment under the settlement and recognized a $17,265 gain on settlement.

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

iv.
The Company will pay the plaintiffs the sum of $20,000. The $20,000 settlement was paid in August 2017.

PowerUp Lending Group, LTD., v. North American Custom Specialty Vehicle, Inc. et.al

On September 13, 2017 Power Up received a default judgment against the Company in the amount of $109,302.00. The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018, the company has paid the entire amount (Note 5).

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

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. The Company believes the likelihood of an unfavorable outcome of the dispute is reasonably possible but is not able to reasonably estimate a range of potential loss, should the outcome be unfavorable.

PMB HELIN DONOVAN, LLP vs. GLOBAL DIGITAL SOLUTIONS, INC. IN THE CIRCUIT COURT FOR THE 15TH JUDICIAL CIRCUIT IN AND FOR PALM BEACH COUNTY, FLORIDA, Docket No.: 50-2017-CA-011937-XXXX-MB

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000.00) of which the first payment of Ten Thousand Dollars ($10,000.00) has been paid on May 16, 2018. The $40,000 is included in accounts payable as of December 31, 2017 and $30,000 at December 31, 2018.

JENNIFER CARROLL, vs. GLOBAL DIGITAL SOLUTIONS, INC., NORTH AMERICAN CUSTOM SPECIALTY VEHICLES, INC., IN THE CIRCUIT COURT FOR THE 15TH JUDICIAL CIRCUIT in AND FOR PALM BEACH COUNTY, FLORIDA, CASE NO.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll the former President of NACSV, moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”) and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000.00) plus fees of Thirteen Thousand Three Hundred Fifty Three Dollars Forty Four Cents ($13,353.44) and costs of six hundred twenty four dollars thirty cents ($624.30).

Consulting agreements

The Company entered into two consulting agreements (See Note 5) in May 2016, for services to be provided in connection towards the resolution of the Rontan lawsuit (below). The consulting agreements includes a monthly retainer payment of$10,000 to each consultant. The agreement also includes consideration of 5,000,000 shares of restricted common stock of the Company, plus a 5% cash consideration of the Resolution Progress Funding, (defined as upon the retention of legal counsel and receipt of funding for the litigation), as of the Resolution Progress Funding date and 10,000,000 shares of restricted common stock of the Company and a 5% cash consideration of the Resolution Funding amount (defined as a settlement or judgement in favor of the Company by Rotan),at the Resolution Funding date. The Resolution Progress funding was met on December 22, 2017.

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

On April 25, 2018, the Note of Filing Proposed Summons was completed by the Company. On April 26, 2018, a summons was issued to Grupo Rontan Electro Metalurgica, S.A. Also, on May 15, 2018, the Company filed a motion for Issuance of Letters Rogatory.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At December 31, 2018 and 2017, 1,000,000 shares of preferred stock were outstanding.

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

Common Stock

We are authorized to issue 650,000,000 shares of common stock, $0.001 par value per share. At December 31, 2018 and 2017, 579,900,814 and 530,806,571 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively.

Common Stock Warrant

We have issued warrants, which are fully vested and available for exercise, as follows:

Class of Warrant	Issued in connection with or for	Number outstanding	Exercise Price	Date of Issue	Date Vest	Date of Expiration
A-5	Financing	1,000,000	$ 0.01	April 3, 2018	April 3, 2018	April 3, 2023
A-6	Financing	2,000,000	$ 0.01	May 15, 2018	May 15, 2018	May 15, 2021
A-7	Financing	5,000,000	$ 0.01	June 1, 2018	June 1, 2018	June 1, 2021
A-8	Financing	2,500,000	$ 0.0069	Nov. 2, 2018	Nov. 2, 2018	Nov. 2, 2023
		10,500,000

All warrants are exercisable at any time through the date of expiration. All agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis. The warrants expired unexercised on the dates of expiration, as shown above.

The following is a summary of outstanding and exercisable warrants at December 31, 2018:

Outstanding				Exercisable

	Weighted
	Average	Outstanding	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/18	Life (in yrs.)	Price	at 12/31/18	Price
$ 0.01	1,000,000	4.26	$0.01	1,000,000	$0.01
$ 0.01	2,000,000	2.37	$0.01	2,000,000	$0.01
$ 0.01	5,000,000	2.40	$0.01	5,000,000	$0.01
$ 0.0069	2,500,000	4.85	$0.0069	2,500,000	$0.0069
0.0069 to 0.01	10,500,000	3.17	$0.0093	10,500,000	$0.0093

The following is a summary of outstanding and exercisable warrants at December 31, 2017

Outstanding				Exercisable

	Weighted
	Average	Outstanding	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/17	Life (in yrs.)	Price	at 12/31/17	Price
0.15	1,000,000	0.33	0.15	1,000,00	0.15
0.50	500,000	0.42	0.50	500,000	0.50
0.15 to 0.50	1,500,000	0.75	0.37	1,500,000	0.56

The intrinsic value of warrants outstanding at December 31, 2018 and 2017 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

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

  There was not any stock based compensation in the year ended December 31, 2017. Stock-based compensation expense for the years ended December 31, 2018 is comprised as follows:

2018
Stock based compensation expense	$300,125
Shares issued for financing costs	57,000

Total	$357,125

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At December 31, 2018 and 2017 we have outstanding 13,650,002 stock options - all of which are fully-vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 7.5 years as of December 31, 2018. During 2016 1,449,998 unvested stock options were either forfeited due to employees leaving the Company or cancelled by the Board due to performance levels not being met. Any compensation amount previously recognized on the straight-line basis relating to the unvested stock options were reversed in the period of cancellation or forfeiture. The remaining 533,334 options vested during the year ended December 31, 2016. There were no options granted, exercised, or forfeited during the years ended December 31, 2018 and 2017.

During the years ended December 31, 2018 we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding at December 31, 2018 and 2017 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

Restricted Stock Units

On October 10, 2014 we granted an employee 1 million RSU’s convertible into 1 million shares of the Company’s common stock, with a grant date fair market value of $100,000. The grant was made under our 2014 Equity Incentive Plan. 333,333 RSU’s will vest in respect of each calendar year (commencing January 1 and ending December 31) of the Company from 2015 through 2017 if the Company has achieved at least 90% of the total revenue and EBITDA midpoint targets set forth in the agreement. If less than 90% of the target is achieved in respect of any such fiscal year, then the number of RSU’s vesting for that fiscal year shall be 333,333 times the applicable percentage set forth in the agreement; provided that, if the company shall exceed 100% of the revenue and EBITDA midpoint target for the 2018 or 2017 calendar year, and shall have failed to reach 90% of the target for a prior calendar year, the excess over 100% shall be applied to reduce the deficiency in the prior year(s), and an additional number of RSU’s shall vest to reflect the increased revenue for such prior calendar year. Any such excess shall be applied first to reduce any deficiency for the 2015 calendar year and then for the 2016 calendar year. The vesting of the RSU’s shall be effective upon the issuance of the audited financial statements of the Company for the applicable calendar year and shall be based upon the total revenue and EBITDA of the acquired companies as reflected in such financial statements.

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

					December 31, 2018
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

The aggregate intrinsic value of the restricted stock grant was $0 at December 31, 2018 and 2017.

NOTE 8 – INCOME TAXES

Reconciliations between the statutory rate and the effective tax rate for the year ended December 31, 2018 consist as follows:

	2018
	(rounded to nearest thousand)
	Amounts	Rate
Income tax (expense) benefit at statutory federal rate of 21%	$385,000	-21%
Permanent differences	(10,000)	1%
Increase (decrease) in valuation allowance	(375,000)	20%
Income tax expense (benefit) at Company’s effective tax rate	$-	0%

	TOTAL 12/31/2018	2018 Activity	TOTAL 12/31/2017
Net Operating Loss Carryforward	$12,151,033	$1,787,947	$10,363,086

NOL tax benefit	$3,007,000	$375,000	$2,632,000
Stock based compensation	2,908,000	-	2,908,000
Accrued expenses	26,000		26,000
Amortization and depreciation	19,000	-	19,000
Impairment of intangible assets	243,000		243,000
Total Deferred Tax Assets	6,203,000	375,000	5,828,000

Valuation allowance	(6,203,000)	(375,000)	(5,828,000)

	$-	$-	$-

As of December 31, 2018, the Company had $12,151,033 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $375,000 the year ended December 31, 2018, related to the current year activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of December 31, 2018, there were no unrecognized tax benefits, or any tax related interest or penalties.

The Company files income tax returns in the U.S. federal jurisdiction and the various states in which they operate. The former members of NACSV are required to file separate federal and state tax returns for NACSV for the periods prior to our acquisition of NACSV. The Company files consolidated tax returns for subsequent periods. The Company has not filed their U.S. federal and certain state tax returns since 2014 and currently do not have any examinations ongoing. Tax returns for the years 2012 onwards are subject to federal, state or local examinations.

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to officer

During the year ended December 31, 2018, approximately $170,000 of expenses incurred by the Company were paid by Dragon Acquisitions and Bronco Communications, entities controlled by William J. Delgado. The Company reimbursed approximately $242,000 to these entities for 2018 expenses and $72,000 in unreimbursed expenses as of December 31, 2017.

RLT Consulting

At December 31, 2018 the company had a note payable to RLT consulting and a consulting agreement see (Note 5). Additionally, in 2018, the company issued nine million Common Stock shares for $108,000 for consulting services of RLT Consulting.

Dragon Acquisitions

During 2017 the Company assumed a note payable from Dragon Acquisitions (see Note 5).

Accounts Payable

	2018	2017
RLT Consulting	$33,841	$33,841
Jerome Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
Total	$90,940	$90,940

Accrued Compensation

 At December 31, 2018 and December 31, 2017, we had $482,431 and $310,000 payable to William J. Delgado and $65,835 and $20,835 to Jerome Gomolski, respectively.

		Bill	Jerome
	Total	Delgado	Gomolski
Balance 12/31/2017	$330,835	$310,000	$20,835

2018 Salary	$290,000	$240,000	$50,000
Payments	$(72,569)	$(67,569)	$(5,000)

Balance 12/31/2018	$548,266	$482,431	$65,835

NOTE 10 – SUBSEQUENT EVENTS

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

On February 26, 2019, the Company entered into a 10% Convertible Promissory Note with Tangiers Global LLC. in the principal amount of $55,000 due on February 26, 220. The note is convertible into shares of the Company’s common stock. The conversion price shall equal 55% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert part of all of the note. As of the issuance date of these financial statements, the note remains outstanding.

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

On May 10, 2019, the Company and GHS Investments LLC entered into a security agreement for a 10% Convertible Note in the aggregate principal of $335,000 due on February 10, 2020. The note carries original issue discount or $35,000. The note is convertible into shares of common stock of the Company. The “Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is required to maintain a common share reserve of not less that three times the number of shares that is actually issuable upon full conversion of the note. The purchaser will also receive warrants to purchase 5,000,000 shares of GDSI common stock at $.01/share. Warrants will have a three-year term to exercise. The Convertible Note is personally guaranteed by William Delgado, CEO. As of the issuance date of these financial statements, the note remains outstanding.

On March 1, 2019, the Company entered into a purchase agreement with HarmAlarm, a company specializing in patented Aviation Technology. The Company will leave 5,200,000 shares of its common stock in exchange for the assets of HarmAlarm. Additionally, the Company will pay 49.1% of any profits generated subsequently by the assets to the former owner of HarmAlarm. As of the issuance date of these financial statements, the shares have not been issued and no assets have been received by the Company.

On March 1, 2019, the Company entered into a consulting agreement with the former owner of HarmAlarm. The agreement commenced on March 1, 2019 and shall continue for a period of thirty-six (36) months. The agreement may only be terminated by either incapacitation or death of consultant or for cause with ten (10) days written notice. During the term of the agreement consultant will be paid at a rate of $5,000 per month.

In May 2019 the Company sold 3,513,888 of common stock shares for $35,138 to three individual investors.

On May 28, 2019, the Company amended the March 28, 2018 $50,000 note payable. The Company agreed to increase the holder's return by $25,000 to $50,000 and repaid the original $50,000 principal in May 2019. Additionally, the holder is to receive 1,000,000 additional common stock warrants under the same terms as the original March 2018 warrants and the holder will receive $15,000 in common stock at a 20% discount to the closing price on the date the $50,000 holder's return is paid. As of the issuance date of these financial statements, the warrants and common stock have not been issued and the $50,000 holder's return remains outstanding.