Form 10-Q
period 2019-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2019-07-09
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

As of June 26, 2019, there were 604,901,000 shares of the registrant’s common stock outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2019

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	3

	Condensed Consolidated Statements Of Operations For The Three Months Ended March 31, 2019 And 2018 (Unaudited)	4

	Global Digital Solutions, Inc.And Subsidiaries Condensed Consolidated Statements Of Changes In Stockholders' Deficit For the three months ended March 31, 2019 and 2018	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	35

ITEM 1A.	Risk Factors	40

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

ITEM 3.	Defaults Upon Senior Securities	40

ITEM 4.	Mine Safety Disclosures	40

ITEM 5.	Other Information	40

ITEM 6.	Exhibits	41

SIGNATURES		45

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash	$126,796	$8,100
Total current assets	126,796	8,100

Equipment	3,382
Total assets	$130,178	$8,100

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$592,512	$672,284
Accrued expenses	940,952	917,633
Notes Payable, net of debt discount of $36,035 and $74,324 at respectively	2,037,965	1,999,676
Convertible Notes Payable, net of debt discount of $214,524 and $96,750 at respectively	145,352	140,624
Financed insurance policy	11,187	11,187
Derivative liability	738,285	562,175
Total current liabilities	4,466,252	4,303,579

Total Liabilities	4,468,252	4,303,579

Commitments and Contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 issued and outstanding at March 31, 2019 and December 31, 2018 respectively	$1,000	$1,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 604,900,814 and 579,900,814 shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively	604,901	579,901
Additional paid-in capital	31,064,434)	30,785,442
Accumulated deficit	(36,006,409)	(35,661,822)
Total stockholders’ deficit	(4,336,074	(4,295,479)
Total liabilities and stockholders' deficit	$130,178	$8,100

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Revenue	$-	$-

Operating expenses
Selling, general and administrative expenses	156,847	684,452

Total Operating Expenses	156,847	684,452

Operating loss before other (income)expense	(156,847)	(684,452)

Other (income)expense
Change in fair value of derivative liability	(225,051)	(156,045)
Interest expense	412,791	26,404
Total other (income) expense	187,740	(129,641)

Loss from operations before provision for income taxes	(344,587)	(554,811)

Provision for income taxes	-	-

Net loss	$(344,587)	$(554,811)

Loss per common share - basic	$(0.00)	$(0.00)

Weighted average common shares:
Basic	539,234,148	530,806,571

The  accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
of Changes in STOCKHOLDERS' DEFICIT

(Unaudited)

For the three months ended March 31, 2019
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2018	1,000,000	$1,000	579,901,814	$579,901	$30,785,442	$(35,661,822)	$(4,295,479)
Common Stock shares issued for Cash			25,000,000	25,000	225,000		250,000
Change in Derivative Liability					53,992		53,992
Net loss for the three months ended March 31,2019						(344,587)	(344,587)
Balances at March 31,2019	1,000,000	$1,000	604,901,814	$604,901	$31,064,434	$(36,006,409)	$(4,336,074)

For the three months ended March 31, 2018
Balances at December 31, 2017	1,000,000	$1,000	530,806,571	$530,807	$30,282,937	$(33,827,464)	$(3,012,720)
Shares sold	-	-	4,320,000	4,320	7,776	-	12,096
Shares issued for conversion of debt	-	-	-			-	-
Shares issued for financing fees	-	-	10,000,000	10,000	107,500	-	117,500
Shares issued for services	-	-	14,333,334	14,333	157,667	-	172,000
Reduction in derivative liability	-	-	-		28,995	-	28,995
Debt discounts related to warrants	-	-	-			-
Net loss	-	-	-		-	(554,811)	(554,811)
Balances at March 31,2018	1,000,000	$1,000	559,459,905	$559,460	$30,584,875	$(34,382,275)	$(3,236,940)

GLOBAL DIGITAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities
Net (Loss)	$(344,587)	$(554,811)
Adjustments to reconcile net losss to net cash
provided by ( used in) operating activities:
Change in fair value of derivative liability	(225,051)	(156,045)
Stock- based compensation	-	289,500
Amortization of Debt Discount	63,516	-
Interest Expense from derivative liability	309,653	-
Changes in operating assets and liabilities:
Prepaid Expenses	-	20,000
Accounts payable	(79,722)	151,774
Due to Officer	-	31,761
Accrued expenses	23,319	154,725
Net cash used in operating activities	(252,922)	(63,096)

Cash flows from investing activities
Purchase of Equipment	(3,382)
Cash flows from financing activities
Proceeds from convertible notes payable	138,000	-
Repayments of convertible notes payable	(13,000)	(19,000)
Payments to factor	-	(20,000)
Proceeds from sale of common shares	250,000	12,096
Net cash provided by (used in) financing activities	375,000	(26,904

Net increase (decrease) in cash and cash equivalents	118,696	(90,000)

Cash and cash equivalents at beginning of period	8,100	93,000

Cash and cash equivalents at end of period	$126,796	$3,000

Supplementary Disclosure of Non-cash investing and financing activities:

Debt Discount attributable to convertible notes payable		$145,499

Reduction of derivative liability upon payment		$53,992

Derivative liability attributable to convertible notes payable		$455,153

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the Three Months ended, March 31, 2019, incurred a net loss of $344,587 and used net cash of $252,922 to fund operating activities. At March 31, 2019, we had cash of $126,796, an accumulated deficit of $36,006,409 of a working capital deficit of $4,339,456, and stockholders’ deficit of $4,336,074 We have funded our activities to date almost exclusively from equity and debt financings.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2019 and 2018 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on June 18, 2019.

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2019 and December 31, 2018.. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

Derivative Financial Instruments

We account for conversion options embedded in convertible notes payable in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC’) 815, “Derivatives and Hedging”. Subtopic ASC 815-15, Embedded Derivatives generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free standing derivative financial instruments. Derivative liabilities are recognized in the consolidated balance sheet at fair value as Derivative Liabilities and based on the criteria specified in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Equity. The estimated fair value of the derivative liabilities is calculated using various assumptions and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as Change in fair value of derivative liability in the condensed consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting, as applicable.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31, 1,
	2019	2018

Convertible notes	163,700,000	33,715,247
Preferred stock	214,560,000	206,861,415
Stock options	13,650,002	13,650,002
Warrants	10,500,000	1,500,000
Potentially dilutive securities	402,410,002	255,726,664

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

Accounting standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. accounting standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842. This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard was adopted for our interim and annual periods beginning January 1, 2019 and applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has evaluated the timing of adoption and the potential impact of this standard on our financial position, and we do not expect it to have a material impact on our financial position or results of operations.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	March 31, 2019	December 31, 2018
Accrued compensation to executive officers	$587,273	$572,437
Accrued professional fees and settlements	177,226	196,663
Accrued Interest	176,453	148,533
Total accrued expenses	$940,952	$917,633

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at March 31, 2019 and December 31, 2018. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the three months ended March 31, 2019 and 2018:

Derivative Liability	March 31, 2019	March 31, 2018
Balance at beginning of year	$562,175	$382,948
Additions	455,153	0.00
Settlements	(53,992)	(28,995)
Change in fair value	(225,051)	(156,045)
Balance at end of year	$738,285	$197,908

Embedded Derivative Liabilities of Convertible Notes

At March 31,2019 the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate –%; term -1.0 years; volatility –%; dividend rate – 0%. At December 31, 2018, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate- 1.39%%; term - .25 years; volatility – 246.62%; dividend rate – 0%.

NOTE 5 – NOTE PAYABLE

Notes Payable

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding March 31, 2019 and through the date of this report.

On December 23, 2017 (the “effective date”), the Company entered into a $485,000, 7% interest rate, demand promissory note with Vox Business Trust, LLC (VOX), a related party. The note was in settlement of the amounts accrued under a consulting agreement (Note 6), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to VOX when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, VOX may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018. The Company shall make mandatory prepayment in the following amounts and at the following times –

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

Under the terms of the VOX note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2018, consulting fees totaling $100,000 were added to the note principal and are included in the note balance at March 31, 2018. The notes had a balance of $584,000 and $484,000 as of March 31, 2018 and 2017, respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however VOX has voluntarily refrained from making demand prior to the Resolution Funding Date. VOX was granted a first priority security interest in the Litigation Proceeds and is pari passu to Parabellum and Vox. To that end, they share in the litigation in a priority position to proceed to repay the note.

During April 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $50,000 (the “Investment Agreement”). The $50,000 proceeds were paid directly to Bill Delgado to reimburse expenses incurred on behalf of the Company. Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $50,000 proceeds plus a 50% return, or $25,000 (the “Investment Return”) within seven (7) months from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $9,000 which were recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.009 at issuance date; a risk-free interest rate of 2.60% and estimated volatility of the Company’s common stock of 235%. During November 2018, the Company defaulted on the Investment Agreement. As of March 31, 2019, the $50,000 principal and $25,000 Investment Return remained outstanding. During May 2019, the Company and the Purchaser amended the Investment Agreement, as detailed in Note 10.

 During June 2018, the Company entered in to a one-year $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $35,000 of which $28,378 was recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.008 at issuance date; a risk-free interest rate of 2.62% and estimated volatility of the Company’s common stock of 218%. At March 31, 2019, the $300,000 note remained outstanding. The Company defaulted on the note at maturity in June 2019 and the note remained outstanding through the date of this report. The note contains a default interest rate of 10% plus a 5% penalty of the outstanding balance of the note. The note holder has voluntarily refrained from making demand for repayment under the default provisions of the note, which would require the Company to pay the holder 130% of the outstanding principal and interest accrued at the default rate.

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

For other obligations, please see the Form 10K for the year ending December 31, 2018 filed with the Securities and Exchange Commission on June 18, 2019.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Acquisition of HarmAlarm

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

Management believes that the HarmAlarm transaction is expected to close and shares are expected to issue on or before August 1, 2019.

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

On October 12, 2016, Defendant GDSI filed its First Answer to the Complaint. On November 9, 2016, Defendant Sullivan filed a Letter with the Court denying all allegations regarding the case. On December 15, 2016, the SEC filed a Motion for Judgment and Notice of Filing of Consent of Defendant Loppert to entry of Final Judgment by the SEC. On December 19, 2016, the Court entered an order granting the SEC’s Motion for Judgment as to Defendant Loppert. On December 21, 2016, the SEC filed a Notice of Settlement as entered into by it and Defendants GDSI and Sullivan. On December 23, 2016, the Court entered an Order staying the case and directing the Clerk of the Court to close the case for statistical purposes per the December 21, 2016 Notice of Settlement. On March 7, 2017, the SEC moved for a Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant GDSI to Entry of Judgment by the SEC. On March 13, 2017, the Judge signed the Judgment as to Defendant GDSI and it was entered on the Court’s docket. On April 6, 2017, the SEC moved for a final Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant Sullivan. On April 10, 2017, the Judge signed the final Judgment as to Defendant Sullivan and it was entered on the Court’s docket. On December 21, 2017, the SEC moved for a final Judgment and Notice of Filing Consent of Defendant GDSI to Entry of Final Judgment. On January 2, 2018, the Judge signed the Final Judgment as to Defendant GDSI and it was entered on the Court’s docket. The amount of the judgement is One Hundred Thousand Dollars ($100,000.00) plus interest, which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

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

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000.00) of which the first payment of Ten Thousand Dollars ($10,000.00) has been paid on May 16, 2018. The $40,000 is included in accounts payable as of December 31, 2017 and $30,000 at December 31, 2018. The Company defaulted on this Agreement. A judgment has been entered against the Company for the full amount due and owing.

JENNIFER CARROLL, vs. GLOBAL DIGITAL SOLUTIONS, INC., NORTH AMERICAN CUSTOM SPECIALTY VEHICLES, INC., IN THE CIRCUIT COURT FOR THE 15TH JUDICIAL CIRCUIT in AND FOR PALM BEACH COUNTY, FLORIDA, CASE NO.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll the former President of NACSV, moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”) and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000.00) plus fees of Thirteen Thousand Three Hundred Fifty Three Dollars Forty Four Cents ($13,353.44) and costs of six hundred twenty four dollars thirty cents ($624.30). The Company defaulted on this Agreement. A judgment has been entered against the Company for the full amount due and owing.

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

On or about January 31, 2019, Defendants filed a Motion to Dismiss for Failure to State a Claim for failure to fulfill conditions precedent in the consummation of the contract in question. Defendants filed a Motion to Dismiss challenging jurisdiction, venue, and forum nonconvenes. On or about May 21, 2019, the Court denied their motions to dismiss for lack of personal jurisdiction, improper venue and forum nonconvenes. The court granted their Motion to Dismiss for Failure to State a Claim for failure to fulfill conditions precedent in the consummation of the contract in question, but granted leave to amend. On or about June 7, 2019, counsel filed an amended complaint. On or about June 21, 2019, defendants answered the amended complaint. The litigation moved from the pleading stage to discovery. Trial is scheduled for December 9, 2019.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At March 31, 2019 and 2018, 1,000,000 shares of preferred stock were outstanding.

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

Common Stock

We are authorized to issue 2,000,000,000 shares of common stock, $0.001 par value per share. At March 31,2019 and December 31, 2018, 604,900,814 and 579,900,814 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively.

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

Common Stock Warrant

We have issued warrants, which are fully vested and available for exercise, as follows:

Class of Warrant	Issued in connection with or for	Number outstanding	Exercise Price	Date of Issue	Date Vest	Date of Expiration
A-5	Financing	1,000,000	$ 0.01	April 3, 2018	April 3, 2018	April 3, 2023
A-6	Financing	2,000,000	$ 0.01	May 15, 2018	May 15, 2018	May 15, 2021
A-7	Financing	5,000,000	$ 0.01	June 1, 2018	June 1, 2018	June 1, 2021
A-8	Financing	2,500,000	$ 0.0069	Nov. 2, 2018	Nov. 2, 2018	Nov. 2, 2023
A-9	Financing	3,750,000	$0.01	Jan. 21, 2019	Jan. 21, 2019	Jan. 21, 2024
		14,250,000

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

The following is a summary of outstanding and exercisable warrants at March 31,2019

	Outstanding				Exercisable

	Weighted
	Average	Outstanding	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 3/31/2019	Life (in yrs.)	Price	3/31/2019	Price
$0.01	1,000,000	4.26	$0.01	1,000,000	$0.01
$0.01	2,000,000	2.37	$0.01	2,000,000	$0.01
$0.01	5,000,000	2.40	$0.01	5,000,000	$0.01
$0.0069	2,500,000	4.85	$0.0069	2,500,000	$0.0069
$0.01	3,750,000	5	$0.01	3,750,000	$0.01
$0.0069 to 0.01	14,250,000	3.17	$0.0093	10,500,000	$0.0093

The following is a summary of outstanding and exercisable warrants at December 31, 2018

	Outstanding				Exercisable

	Weighted
	Average	Outstanding	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/2018	Life (in yrs.)	Price	12/31/2018	Price
$0.01	1,000,000	4.26	$0.01	1,000,000	$0.01
$0.01	2,000,000	2.37	$0.01	2,000,000	$0.01
$0.01	5,000,000	2.40	$0.01	5,000,000	$0.01
$0.0069	2,500,000	4.85	$0.0069	2,500,000	$0.0069
$0.0069 to 0.01	10,250,000	3.17	$0.0093	10,500,000	$0.0093

The intrinsic value of warrants outstanding at March 31, 2019 and December 31, 2018 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

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

  There was not any stock based compensation in the three month period ended March 31,2019.

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At March 31,2019 and December 31, 2018, and we have outstanding 13,650,002 stock options - all of which are fully-vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 7.5 years as of December 31, 2018. During 2016 1,449,998 unvested stock options were either forfeited due to employees leaving the Company or cancelled by the Board due to performance levels not being met. Any compensation amount previously recognized on the straight-line basis relating to the unvested stock options were reversed in the period of cancellation or forfeiture. The remaining 533,334 options vested during the year ended December 31, 2016. There were no options granted, exercised, or forfeited during the Three Months ended March 31, 2019 and 2018.

During the three month period ended March 31, 2019 and the year ended December 31, 2018 we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding at March 31, 2019 and December 31, 2018 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

NOTE 8 – INCOME TAXES

As of March 31, 2019, , the Company had $12,495,620 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $62,000the three month period ending ended March 31, 2019, related to the current period activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of March 31, 2019, there were no unrecognized tax benefits, or any tax related interest or penalties.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding March 31, 2019 and through the date of this report.

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

Under the terms of the RLT note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2018, consulting fees totaling $100,000 were added to the note principal and are included in the note balance at December 31, 2018. The notes had a balance of $584,000 as of March 31, 2019 and December 31, 2018, respectively. Through the date of this report, monthly consulting fees have not been repaid. The note remains in default however RLT has voluntarily refrained from making demand prior to the Resolution Funding Date. RLT was granted a first priority security interest in the Litigation Proceeds and is pari passu to Parabellum and Vox. To that end, they share in the litigation in a priority position to proceed to repay the note.

The June 2018 note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of SHMP, another public company in which Mr. Delgado is a director and Chief Financial Officer.

Accounts Payable

 At March 31,2019, and December 31, 2018 included in accounts payable was compensation owed to related parties as seen below

	2019	2018
RLT Consulting	$30,000	$33,841
Jerome Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
Total	$90,940	$90,940

Accrued Compensation

 At March 31, 2019 and December 31, 2018, we had $483,781 and $482,431 payable to William J. Delgado and $70,335 and $65,835 to Jerome Gomolski, respectively.

		Bill	Jerome
	Total	Delgado	Gomolski
Balance 12/31/2018	$548,266	$482,431	$-65,835

2019 Salary	$72,500	$60,000	$12,500
Payments	$(66,650)	$(58,650) )	$(8,000)

Balance 3/31/2019	$554,611	$483,781	$70,335

NOTE 10 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 18, 2019, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

Revenue

There were no revenues for the three months ending March 31, 2019 or March 31, 2018

Expenses

Our expenses for the three months ended March 31, 2019 are sumarized as follows, in comparison to our expenses for the three months ended March 31, 2018

	Three Months Ended March 31
	2019	2018
Salaries and related expenses	$72,501	~~$72,501~~
Rent	2,366	4,135-
Professional fees	55,833	204,643
Consulting services	14,250	386,758
Other general and administrative expenses	11,897	16,415
Total	$156,847	~~$684,452~~

Operating expenses for the three months ended March 31, 2019 were $156,847 representing an approximately 77% decrease compared to operating expenses of $684,452 for the same period in 2018. The primary reason for the change is the decrease in consulting fees and professional fees incurred in the three months ending March 31,2019.

Liquidity, Financial Condition and Capital Resources

As of March 31,2019, we had cash on hand of $126,796 and a working capital deficit of approximately $ 4,339,456 as compared to cash on hand of $8,100 and a working capital deficit of approximately $4,295,479 as of December 31, 2018. The increase in working capital deficit is $43,997 due primarily to an increase in Derivative Liabilities of $196,110 and a decrease in Accounts Payable of $79,772and an increase in cash of $118,696.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended March 31,2019 of approximately $35 million, as well as negative cash flows from operating activities. As of the balance sheet date, the Company did not have sufficient cash resources to meet its plans through March 31, 2019. Subsequent to period end, the Company entered into a convertible promissory note for cash proceeds of $90,000, and an Equity Purchase Agreement, which will provide the Company with up to $5,000,000 (after the effectiveness of a registration agreement) through delivery of put notices.

The condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Working Capital Deficiency

	Periods Ended
	March 31, 2019	December 31, 2018
Current Assets	$126,796	$8,100
Current Liabilities	4,466,252	4,303,579
Working capital	$(4,339,456)	$(4,295,479)

Current assets increased from December 31, 2018 to March 31,2019 due to the increase in cash based on the cash receipts of new stock issuances and new notes payable offset by the decrease in accounts payables, The increase in current liabilities is due to an increase accrued expenses and derivative liabilities.

Cash Flows

	Periods Ended
	March 31, 2019	March 31, 2018
Net cash used in operating activities	$(252,922)	$(63,096)
Net cash used in investing activities	(3,382)	-
Net cash provided by financing activities	375,000	(26,904)

Increase (decrease) in cash	$118,696	$(90,000)

Operating Activities

Net cash used by operating activities was $252,922 for the three months ended March 31, 2019,  reflecting the net loss of $344,587. Net cash used by operating activities was $63,096 for the three months ended March 31, 2018, reflecting the net loss of $554,81.

Investing Activities

Net Cash used for investing activities during the three months March 31, 2019 was $3,382. There was no cash used for Investing activities for the three months ended March 31, 2018.

Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities of $375,000 consisted of proceeds from notes payable of $138,000, offset by payments on notes payable of $13,000, and proceeds from the sale of common stock of $250,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

On October 12, 2016, Defendant GDSI filed its First Answer to the Complaint. On November 9, 2016, Defendant Sullivan filed a Letter with the Court denying all allegations regarding the case. On December 15, 2016, the SEC filed a Motion for Judgment and Notice of Filing of Consent of Defendant Loppert to entry of Final Judgment by the SEC. On December 19, 2016, the Court entered an order granting the SEC’s Motion for Judgment as to Defendant Loppert. On December 21, 2016, the SEC filed a Notice of Settlement as entered into by it and Defendants GDSI and Sullivan. On December 23, 2016, the Court entered an Order staying the case and directing the Clerk of the Court to close the case for statistical purposes per the December 21, 2016 Notice of Settlement. On March 7, 2017, the SEC moved for a Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant GDSI to Entry of Judgment by the SEC. On March 13, 2017, the Judge signed the Judgment as to Defendant GDSI and it was entered on the Court’s docket. On April 6, 2017, the SEC moved for a final Judgment of Permanent Injunction and Other Relief and Notice of Filing Consent of Defendant Sullivan. On April 10, 2017, the Judge signed the final Judgment as to Defendant Sullivan and it was entered on the Court’s docket. On December 21, 2017, the SEC moved for a final Judgment and Notice of Filing Consent of Defendant GDSI to Entry of Final Judgment. On January 2, 2018, the Judge signed the Final Judgment as to Defendant GDSI and it was entered on the Court’s docket. The amount of the judgement is One Hundred Thousand Dollars ($100,000.00) plus interest, which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

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

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000.00) of which the first payment of Ten Thousand Dollars ($10,000.00) has been paid on May 16, 2018. The $40,000 is included in accounts payable as of December 31, 2017 and $30,000 at December 31, 2018. The Company defaulted on this Agreement. A judgment has been entered against the Company for the full amount due and owing.

JENNIFER CARROLL, vs. GLOBAL DIGITAL SOLUTIONS, INC., NORTH AMERICAN CUSTOM SPECIALTY VEHICLES, INC., IN THE CIRCUIT COURT FOR THE 15TH JUDICIAL CIRCUIT in AND FOR PALM BEACH COUNTY, FLORIDA, CASE NO.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll the former President of NACSV, moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”) and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000.00) plus fees of Thirteen Thousand Three Hundred Fifty Three Dollars Forty Four Cents ($13,353.44) and costs of six hundred twenty four dollars thirty cents ($624.30). The Company defaulted on this Agreement. A judgment has been entered against the Company for the full amount due and owing.

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

On or about January 31, 2019, Defendants filed a Motion to Dismiss for Failure to State a Claim for failure to fulfill conditions precedent in the consummation of the contract in question. Defendants filed a Motion to Dismiss challenging jurisdiction, venue, and forum nonconvenes. On or about May 21, 2019, the Court denied their motions to dismiss for lack of personal jurisdiction, improper venue and forum nonconvenes. The court granted their Motion to Dismiss for Failure to State a Claim for failure to fulfill conditions precedent in the consummation of the contract in question, but granted leave to amend. On or about June 7, 2019, counsel filed an amended complaint. On or about June 21, 2019, defendants answered the amended complaint. The litigation moved from the pleading stage to discovery. Trial is scheduled for December 9, 2019.

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
Date: July 9, 2019

By: /s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: July 9, 2019