Form 10-Q
period 2019-06-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2019-08-14
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 13, 2019, there were 608,515,702 shares of the registrant’s common stock outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2019

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	3

	Condensed Consolidated Statements Of Operations For The Three and Six Months Ended June 30, 2019 And 2018 (Unaudited) Global Digital Solutions, Inc. And Subsidiaries Condensed Consolidated Statements of Changes In Stockholders' Deficit For the six months ended June 30, 2019, and 2018 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	30

ITEM 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	32

ITEM 1A.	Risk Factors	36

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

ITEM 3.	Defaults Upon Senior Securities	37

ITEM 4.	Mine Safety Disclosures	37

ITEM 5.	Other Information	37

ITEM 6.	Exhibits	37

SIGNATURES		40

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash	$87,198	$8,100
Prepaid Expense	6,000	-
Total current assets	93,198	8,100

Equipment	3,382	-
Total assets	$96,580	$8,100

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$554,039	$672,284
Accrued expenses	599,392	917,633
Financed insurance policy	11,187	11,187
Notes payable , net of discount of $0 and
$74,324, respectively	2,594,000	1,999,676
Convertible notes payable , net of discount of $78,429. and
$96,750 respectively	502,695	140,624
Derivative Liability	275,000	562,175
Total current liabilities	4,536,313	4,303,579

Stockholders'deficit
Preferred stock, $0.001 par value 35,000,000 shares
authorized, 1,000,000 shares issued and outstanding at
June 30, 2019 and December 31, 2018	1,000	1,000
Common stock, $0.001 par value 2,000,000,000 shares
authorized, 608,515,702 shares and 579,900,814 issued and outstanding at
June 30, 2019 and December 31, 2018	608,515	579,901
Additional paid in capital	31,389,366	30,785,442
Accumulated deficit	(36,438,614)	(35,661,822)
Total Stockholders' deficit	(4,439,733)	(4,295,479)
Total liabilities and stockholders' deficit	$96,580	$8,100

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three months ended		For the Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative expenses	287,509	344,820	444,356	1,029,272
Total operating expenses	287,509	344,820	444,356	1,029,272

Loss from operations	(287,509)	(344,820)	(444,356)	(1,029,272)

Other( income) expense
Change in fair value of derivative liability	(94,324)	69,928	(319,375)	(86,117)
Amortization of debt discount	158,728	26,865	222,244	26,865
Interest expense	7,957	40,306	357,232	66,710
Finance Costs	-	22,000	-	22,000
Loss (Gain) on settlement of debt	72,337	(17,266)	72,336	(17,266)
Total other expense	144,698	141,833	332,437	12,192

Net Loss	$(432,206)	$(486,653)	$(776,792)	$(1,041,464)

Loss per common share, basic	$-	$-	$-	$-

Weighted average common shares outstanding, basic	607,085,032	559,459,905	600,197,852	554,990,572

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of Changes in STOCKOLDERS' DEFICIT
(Unaudited)

For the six months ended June 30, 2019
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-InCapital	Accumulated Deficit	Total
Balances at December 31, 2018	1,000,000	$1,000	579,901,814	$579,901	$30,785,442	$(35,661,822)	$(4,295,479)

Common Stock shares issued for Cash			28,613,888	28,614	257,524		286,138

Reduction in Derivative Liability					346,400		346,400

Net loss for the six months ended June 30, 2019						(776,792)	(776,792)

Balances at June 30, 2019	1,000,000	$1,000	608,515,702	$608,515	$31,389,366	$(36,438,614)	$(4,439,733)

For the six months ended June 30, 2018
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances at December 31, 2017	1,000,000	$1,000	530,806,571	$530,806	$30,282,937	$(33,827,464)	$(3,012,720)

Shares sold	-	-	4,320,000	4,320	7,776	-	12,096
							-
Shares issued for conversion of debt	-	-	-			-	-
							-
Shares issued for financing fees	-	-	10,000,000	10,000	107,500	-	117,500

Shares issued for services	-	-	14,333,334	14,333	157,667	-	172,000

Reduction in derivative liability	-	-	-		168,232	-	168,232

Debt discounts related to warrants	-	-	-			-

Net loss for the six months ended June 30, 2018	-	-	-		-	(1,041,464)	(1,041,464)

Balances at June 30, 2018	1,000,000	$1,000	$559,459,905	$559,459	$30,724,112	$(34,868,928)	$(3,584,357)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the six months ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities
Net Loss	$(762,792)	$(1,041,464)
Adjustments to reconcile net loss to net cash
used inoperating activities:
Change in fair value of derivative liability	(319,375)	(86,117)
Amortization of debt discount	222,244	26,865
Finance costs	-	22,000
Stock- based compenstion	-	289,500
Loss( Gain) on Settlement	72,336	(17,266)
Interest expense from derivative liability	298,600	-
Changes in operating assets and liabilities:
Prepaid Expenses	(6,000)	20,000
Accounts payable	(118,245)	141,626
Due to Officer	-	(23,476)
Accrued expenses	(318,240)	287,832
Net cash used in operating activities	(945,472)	(380,500)

Cash flows from investing activities
Purchase of Equipment	(3,382)	-
Net cash (used in) investing activities	(3,382)	-

Cash flows from financing activities
Proceeds from notes payable	770,000	454,000
Payments on notes payable	(250,000)	(24,000)
Proceeds from convertible notes payable	438,000	-
Payments of convertible notes payable	(216,186)	(31,500)
Payments to factor	-	(60,000)
Proceeds from sale of common shares	286,138	-
Net cash provided by (used in ) financing activities	1,027,952	338,500

Net increase (decrease) in cash and cash equivalents	79,098	(42,000)

Cash and cash equivalents at beginning of period	8,100	93,000

Cash and cash equivalents at end of period	$87,198	$51,000

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$(28,812)	$-
Taxes	$-	$-

Supplementary disclosure of non-cash investing and financing activities
Accrued interest settled with convertible notes payable	$-	$43,633
Debt discount from warrants	$-	$50,378
Debt discount from issuance costs	$35,912	$117,854
Reclass of derivative liability to equity upon conversion	$346,400	$162,000

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED June 30, 2019
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the Six Months ended, June 30, 2019, incurred a net loss of $776,792 and used net cash of $1,018,720 to fund operating activities. At June 30, 2019 we had a working deficit of $4,443,115, and stockholders’ deficit of $4,439,733 We have funded our activities to date almost exclusively from equity and debt financings.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the six months ended June 30, 2019 and 2018 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2019 and December 31, 2018. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Six Months Ended
	June 30,	June 30,
	2019	2018

Convertible notes and accrued interest	33,715,247	33,715,247
Preferred Stock	214,560,000	206,861,415
Stock options	13,650,002	13,650,002
Warrants	1,500,000	1,500,000
Potentially dilutive securities	263,425,249	255,726,664

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

NOTE 3 – ACCRUED EXPENSES

As of June 30, 2019 and December 31, 2018 accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018
Accrued compensation to executive officers and emoloyees	$234,511	$572,437
Accrued professional fees and settlements	186,529	196,663
Accrued interest	178,352	148,533
	$599,392	$917,633

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at June 30, 2019 and December 31, 2018. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the three months ended June 30, 2019 and 2018:

Derivative Liability
Balance at beginning of period	$562,175	$382,948
Change in fair value	(319,375)	(97,823)
Additions	378,600	-
Settlements		-
Reclassification to equity	(346,400)	(106,148)
Balance at end of period	$275,000	$178,977

Embedded Derivative Liabilities of Convertible Notes

At June 30, 2019 the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate –%; term -1.0 years; volatility –%; dividend rate – 0%. At December 31, 2018, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate- 1.39%%; term - .25 years; volatility – 246.62%; dividend rate – 0%.

NOTE 5 – NOTE PAYABLE

Notes Payable

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at June 30, 2019 and through the date of this report.

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

Under the terms of the VOX note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2018, consulting fees totaling $100,000 were added to the note principal and are included in the note balance at March 31, 2018. The notes had a balance of $584,000 and $484,000 as of June 30, 2019 and 2018, respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however VOX has voluntarily refrained from making demand prior to the Resolution Funding Date. VOX was granted a first priority security interest in the Litigation Proceeds and is pari passu to Parabellum and Vox. To that end, they share in the litigation in a priority position to proceed to repay the note.

During April 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $50,000 (the “Investment Agreement”). The $50,000 proceeds were paid directly to Bill Delgado to reimburse expenses incurred on behalf of the Company. Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $50,000 proceeds plus a 50% return, or $25,000 (the “Investment Return”) within seven (7) months from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $9,000 which were recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.009 at issuance date; a risk-free interest rate of 2.60% and estimated volatility of the Company’s common stock of 235%. During November 2018, the Company defaulted on the Investment Agreement. As of June 30, 2019, the $50,000 principal and $25,000 Investment Return remained outstanding. During May 2019, the Company and the Purchaser amended the Investment Agreement, as detailed in Note 10.

 During June 2018, the Company entered in to a one-year $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $35,000 of which $28,378 was recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.008 at issuance date; a risk-free interest rate of 2.62% and estimated volatility of the Company’s common stock of 218%. At June 30, 2019, the $300,000 note remained outstanding. The Company defaulted on the note at maturity in June 2019 and the note remained outstanding through the date of this report. The note contains a default interest rate of 10% plus a 5% penalty of the outstanding balance of the note. The note holder has voluntarily refrained from making demand for repayment under the default provisions of the note, which would require the Company to pay the holder 130% of the outstanding principal and interest accrued at the default rate.

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

For other obligations, please see the Form 10K for the year ending December 31, 2018 filed with the Securities and Exchange Commission on June18, 2019.

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

On May 28, 2019, the Company amended the March 28, 2018 $50,000 note payable. The Company agreed to increase the holder's return by $25,000 to $50,000 and repaid the original $50,000 principal in May 2019. Additionally, the holder is to receive 1,000,000 additional common stock warrants under the same terms as the original March 2018 warrants and the holder will receive $15,000 in common stock at a 20% discount to the closing price on the date the $50,000 holder's return is paid. As of the issuance date of these financial statements, the warrants and common stock have not been issued, paid off on May 23, 2019.

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

Jeff Hull, Individually and on Behalf of All Others Similarly Situated v. Global Digital Solutions, Inc., Richard J. Sullivan, David A. Loppert, William J. Delgado, Arthur F. Noterman and Stephanie C. Sullivan United States District Court, District of New Jersey (Trenton), Case No. 3:16-cv-05153-FLW-TJB

On August 24, 2016, Jeff Hull, Individually and on Behalf of All Others Similarly Situated (“Hull”) filed suit in the United States District Court for the District of New Jersey against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”), David A. Loppert (“Loppert”), William J. Delgado (“Delgado”), Arthur F. Noterman (“Noterman”) and Stephanie C. Sullivan (“Stephanie Sullivan”) seeking to recover compensable damages caused by Defendants’ alleged violations of federal securities laws and to pursue remedies under the Securities Exchange Act of 1934. On January 18, 2018, pursuant to the Court’s December 19, 2017 Order granting Plaintiff Hull leave to file an amended Complaint, Plaintiff Hull filed a Second Amended Complaint against Defendants. On February 8, 2018, Defendants GDSI and Delgado filed a Second Motion to Dismiss the Complaint. On February 8, 2018, Defendant Loppert filed a Motion for Extension of Time to File an Answer. On February 13, 2018, Defendant Loppert filed a Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 20, 2018, Plaintiff Michael Perry (“Perry”) filed a Brief in Opposition to Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint and to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 26, 2018, Defendants GDSI and Delgado filed a Reply Brief to Plaintiff Michael Perry’s Brief in Opposition to their Motion to Dismiss the Second Amended Complaint. On February 26, 2018, Defendant Loppert filed a Response in Support of Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint. On March 12, 2018, Defendant Loppert filed a Reply Brief to Plaintiff Perry’s Brief in Opposition to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. To date, the Court has not issued a decision as to aforementioned Motions. Global Digital Solutions, Inc. and William J. Delgado intend to continue to vigorously defend against the claims asserted by Jeff Hull, Individually and on Behalf of All Others Similarly Situated. The Company entered into a court ordered mediation with Plaintiff’s counsel and entered into a settlement agreement on June 12, 2019. The settlement agreement was filed in the United States District Court for the District of New Jersey on June 13, 2019. The Company notified the attorneys general of the several states and the United States government as required. The settlement agreement received preliminary approval on July 15, 2019. We anticipate that all of the costs of settlement will be covered by the Company’s insurance carrier.

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

Adrian Lopez, Derivatively and on behalf of Global Digital Solutions, Inc. v. William J. Delgado, Richard J. Sullivan, David A. Loppert, Jerome J. Gomolski, Stephanie C. Sullivan, Arthur F. Noterman, and Stephen L. Norris United States District Court for the District of New Jersey, Case No. 3:17-cv-03468-PGS-LHG

On September 19, 2016, Adrian Lopez, derivatively, and on behalf of Global Digital Solutions, Inc., filed an action in New Jersey Superior Court sitting Mercer County, General Equity Division. That action was administratively dismissed for failure to prosecute. Plaintiff Lopez, through his counsel, filed a motion to reinstate the matter on the general equity calendar on or about February 10, 2017. The Court granted the motion unopposed on or about April 16, 2017. On May 15, 2017, Defendant William Delgado (“Delgado”) filed a Notice of Removal of Case No. C-70-16 from the Mercer County Superior Court of New Jersey to the United States District Court for the District of New Jersey. On May 19, 2017, Defendant Delgado filed a First Motion to Dismiss for Lack of Jurisdiction. On May 20, 2017, Defendant David A. Loppert (“Loppert”) filed a Motion to Dismiss for Lack of (Personal) Jurisdiction. On June 14, 2017, Plaintiff Adrian Lopez (“Lopez”) filed a First Motion to Remand the Action back to State Court. On June 29, 2017, Defendant Delgado filed a Memorandum of Law in Response and Reply to the Memorandum of Law in Support of Plaintiff’s Motion to Remand and in Response to Defendants’ Delgado’s and Loppert’s Motions to Dismiss. On January 1, 16, 2018, a Memorandum and Order granting Plaintiff’s Motion to Remand the case back to the Mercer County Superior Court of New Jersey was signed by the Judge and entered on the Docket. Defendants Delgado and Loppert’s Motions to Dismiss were denied as moot. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. The Court held a hearing on the motions to dismiss and consolidate. Jurisdictional discovery was ordered. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint. The Company believes the likelihood of an unfavorable outcome of the dispute is remote. The Company entered into a court ordered mediation with Plaintiff’s counsel and entered into a settlement agreement on June 12, 2019. The settlement agreement was filed in the United States District Court for the District of New Jersey on June 13, 2019. The Company notified the attorneys general of the several states and the United States government as required. The settlement agreement received preliminary approval on July 15, 2019. We anticipate that all of the costs of settlement will be covered by the Company’s insurance carrier.

Adrian Lopez v. Global Digital Solutions, Inc. and William J. Delgado Superior Court of New Jersey, Chancery Division, Mercer County, Equity Part, Docket No. MER-L-002126-17

On September 28, 2017, Plaintiff Adrian Lopez (“Lopez”) brought an action against Global Digital Solutions, Inc. (“GDSI”) and William J. Delgado (“Delgado”) to compel a meeting of the stockholders of Global Digital Solutions, Inc. pursuant to Section 2.02 of GDSI’s Bylaws and New Jersey Revised Statute § 14A:5-2. On October 27, 2017, Defendants GDSI and Delgado filed a Motion to Stay the Proceeding. On November 24, 2017, Plaintiff filed an Objection to Defendants’ Motion to Stay the Proceeding. On January 19, 2018, Defendants’ Motion to Stay the Proceeding was denied. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint. The Company believes the likelihood of an unfavorable outcome of the dispute is remote. The Company entered into a court ordered mediation with Plaintiff’s counsel and entered into a settlement agreement on June 12, 2019. The settlement agreement was filed in the United States District Court for the District of New Jersey on June 13, 2019. The Company notified the attorneys general of the several states and the United States government as required. The settlement agreement received preliminary approval on July 15, 2019. We anticipate that all of the costs of settlement will be covered by the Company’s insurance carrier.

In the Matter of GLOBAL DIGITAL SOLUTIONS, INC., ADMINISTRATIVE PROCEEDING File No. 3-18325. Administrative Proceeding Before the Securities and Exchange Commission.

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. Subsequent to the supplemental brief, the United States Supreme Court issued a decision questioning the validity of the administrative law judges appointed by the Securities and Exchange Commission. Accordingly, the complaint had to begin again with a new, properly appointed administrative law judge. At the submission of the new complaint, the violations of Section 12(j) of the Exchange Act had been cured and accordingly, then Securities and Exchange Commission moved to dismiss the complaint. The Commission granted the motion and closed the matter.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At June 30, 2019 and 2018, 1,000,000 shares of preferred stock were outstanding.

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

Common Stock

We are authorized to issue 2,000,000,000 shares of common stock, $0.001 par value per share. At June 30, 2019 and December 31, 2018, 608,515,720 and 579,900,814 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively.

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

In May 2019 the Company sold 3,513,888 of common stock shares for $35,138 to five individual investors.

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

The following is a summary of outstanding and exercisable warrants at June 30, 2019

	Outstanding				Exercisable

	Weighted
	Average	Outstanding	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 6/30/2019	Life (in yrs.)	Price	6/30/2019	Price
$0.01	1,000,000	4.26	$0.01	1,000,000	$0.01
$0.01	2,000,000	2.37	$0.01	2,000,000	$0.01
$0.01	5,000,000	2.40	$0.01	5,000,000	$0.01
$0.0069	2,500,000	4.85	$0.0069	2,500,000	$0.0069
$0.01	3,750,000	5	$0.01	3,750,000	$0.01
0.0069 to 0.01	14,250,000	3.17	$0.0093	10,500,000	$0.0093

The following is a summary of outstanding and exercisable warrants at December 31, 2018

	Outstanding				Exercisable

	Weighted
	Average	Outstanding	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 6/30/2019	Life (in yrs.)	Price	6/30/2019	Price
$0.01	1,000,000	4.26	$0.01	1,000,000	$0.01
$0.01	2,000,000	2.37	$0.01	2,000,000	$0.01
$0.01	5,000,000	2.40	$0.01	5,000,000	$0.01
$0.0069	2,500,000	4.85	$0.0069	2,500,000	$0.0069
0.0069 to 0.01	10,500,000	3.17	$0.0093	10,500,000	$0.0093

The intrinsic value of warrants outstanding at June 30, 2019 and December 31, 2018 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

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

  There was not any stock based compensation in the six month period ended June 30, 2019.

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At June 30, 2019 and December 31, 2018, we have outstanding 13,650,002 stock options - all of which are fully-vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 7.5 years as of December 31, 2018. During 2016 1,449,998 unvested stock options were either forfeited due to employees leaving the Company or cancelled by the Board due to performance levels not being met. Any compensation amount previously recognized on the straight-line basis relating to the unvested stock options were reversed in the period of cancellation or forfeiture. The remaining 533,334 options vested during the year ended December 31, 2016. There were no options granted, exercised, or forfeited during the Six Months ended June 30, 2019 and 2018.

During the six month period ended June 30, 2019 and the year ended December 31, 2018 we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding at June 30, 2019 and December 31, 2018 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

NOTE 8 – INCOME TAXES

As of June 30, 2019, , the Company had $12,927,825 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $589,840 the six month period ending June 30, 2019, related to the current period activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of June 30, 2019, there were no unrecognized tax benefits, or any tax related interest or penalties.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding June 30, 2019 and through the date of this report.

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

Under the terms of the RLT note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2018, consulting fees totaling $100,000 were added to the note principal and are included in the note balance at December 31, 2018. The notes had a balance of $584,000 as of June 30, 2019 and December 31, 2018, respectively. Through the date of this report, monthly consulting fees have not been repaid. The note remains in default however RLT has voluntarily refrained from making demand prior to the Resolution Funding Date. RLT was granted a first priority security interest in the Litigation Proceeds and is pari passu to Parabellum and Vox. To that end, they share in the litigation in a priority position to proceed to repay the note.

The June 2018 note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of SHMP, another public company in which Mr. Delgado is a director and Chief Financial Officer.

Accounts Payable

 At June 30, 2019, and December 31, 2018 included in accounts payable was compensation owed to related parties as seen below

	June 30,	December 31,
	2019	2018
RLT Consulting	$33,841	$33,841
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$90,940	$90,940

Accrued Compensation

 At June 30, 2019 and December 31, 2018, we had $161,676 and $482,431 payable to William J. Delgado and $72,825 and $65,835 to Jerome Gomolski, respectively.

		Bill	Jerome
	Total	Delgado	Gomolski
Balance 12/31/2018	$548,266	$482,431	$65,835

2019 Salary	$145,000	$120,000	$25,000
Payments	$(458,755	$(440,755)	$(18,000)

Balance 6/30 /2019	$234,511	$161,676	$72,835

NOTE 10 – SUBSEQUENT EVENTS

No Subsequent Events occurred from the filing of the filing of the first quarter 2019 10Q and this filing.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

Revenue

There were no revenues for the three months ending June 30, 2019 or June 30, 2018

Expenses

Our expenses for the three months ended June 30, 2019 are summarized as follows, in comparison to our expenses for the three months ended June 30, 2018

Expenses
	Three Months Ended June 30,
	2019	2018
Salaries and related expenses	73,616	$96,668
Rent	3,208	3,229
Professional fees	29,641	153,066
Consulting services	142,935	85,000
Other general and administrative expenses	38,090	6,857
Total	$287,490	$344,820

Operating expenses for the three months ended June 30, 2019 were $287,509 representing an approximately 17% decrease compared to operating expenses of $344,820 for the same period in 2018. The primary reason for the change is the decrease in consulting fees and professional fees incurred in the three months ending June 30, 2019.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2019 we had cash on hand of $87,198 and a working capital deficit of approximately $ 4,443,115 as compared to cash on hand of $8,100 and a working capital deficit of approximately $4,295,479 as of December 31, 2018. The increase in working capital deficit of $147,636 is due primarily to an increase Notes and Convertible Notes of $956,395 and a decrease of Accounts Payable of $118,245 a decrease in Accrued Expenses of $ 318,241 and an increase in cash of $79,098.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended June 30,2019 of approximately $13 million, as well as negative cash flows from operating activities. As of the balance sheet date, the Company did not have sufficient cash resources to meet its plans through June 30, 2019. The Company entered into an Equity Purchase Agreement, which will provide the Company with up to $5,000,000 (after the effectiveness of a registration agreement) through delivery of put notices and delivered the shares.

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

Working Capital Deficiency	Periods Ended
	June 30,	December 31,
	2019	2018
Current Assets	$93,198	$8,100
Current Liabilities	4,536,313	4,303,579
Working Capital	$(4,443,115)	$(4,295,479)

Current assets increased from December 31, 2018 to June 30,2019 due to the increase in cash based on the cash receipts of new stock issuances and new notes payable offset by the decrease in accounts payables, The increase in current liabilities is due to an increase accrued expenses and derivative liabilities.

Cash Flows

	Periods Ended
	June 30,	June 30,
	2019	2018
Cash Flows
Net cash used in operating activities	$(1,018,721)	$(380,500)
Net cash used in investing activities	(3,382)	-
Net cash provided by financing activiities	1,101,201	338,500
Increase(decrease) in cash	$79,098	$(42,000)

Operating Activities

Net cash used by operating activities was $ 1,018,720 for the six months ended June 30, 2019,  reflecting the net loss of $776,792. Net cash used by operating activities was $380,500 for the six months ended June 30, 2018, reflecting the net loss of $1,041,464,

Investing Activities

Net cash used for Investing activities for the six months ended June 30, 2019 and June 30, 2018 was $3,382 and $0 respectively.

Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities of $1,101,201 consisted of proceeds from notes payable of $770,000 and convertible notes payable of $438,000 offset by payments on notes payable of $250,250 and payments on convertible notes payable of $142,937, and proceeds from the sale of common stock of $286,138.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Jeff Hull, Individually and on Behalf of All Others Similarly Situated v. Global Digital Solutions, Inc., Richard J. Sullivan, David A. Loppert, William J. Delgado, Arthur F. Noterman and Stephanie C. Sullivan United States District Court, District of New Jersey (Trenton), Case No. 3:16-cv-05153-FLW-TJB

On August 24, 2016, Jeff Hull, Individually and on Behalf of All Others Similarly Situated (“Hull”) filed suit in the United States District Court for the District of New Jersey against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”), David A. Loppert (“Loppert”), William J. Delgado (“Delgado”), Arthur F. Noterman (“Noterman”) and Stephanie C. Sullivan (“Stephanie Sullivan”) seeking to recover compensable damages caused by Defendants’ alleged violations of federal securities laws and to pursue remedies under the Securities Exchange Act of 1934. On January 18, 2018, pursuant to the Court’s December 19, 2017 Order granting Plaintiff Hull leave to file an amended Complaint, Plaintiff Hull filed a Second Amended Complaint against Defendants. On February 8, 2018, Defendants GDSI and Delgado filed a Second Motion to Dismiss the Complaint. On February 8, 2018, Defendant Loppert filed a Motion for Extension of Time to File an Answer. On February 13, 2018, Defendant Loppert filed a Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 20, 2018, Plaintiff Michael Perry (“Perry”) filed a Brief in Opposition to Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint and to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 26, 2018, Defendants GDSI and Delgado filed a Reply Brief to Plaintiff Michael Perry’s Brief in Opposition to their Motion to Dismiss the Second Amended Complaint. On February 26, 2018, Defendant Loppert filed a Response in Support of Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint. On March 12, 2018, Defendant Loppert filed a Reply Brief to Plaintiff Perry’s Brief in Opposition to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. To date, the Court has not issued a decision as to aforementioned Motions. Global Digital Solutions, Inc. and William J. Delgado intend to continue to vigorously defend against the claims asserted by Jeff Hull, Individually and on Behalf of All Others Similarly Situated. The Company entered into a court ordered mediation with Plaintiff’s counsel and entered into a settlement agreement on June 12, 2019. The settlement agreement was filed in the United States District Court for the District of New Jersey on June 13, 2019. The Company notified the attorneys general of the several states and the United States government as required. The settlement agreement received preliminary approval on July 15, 2019. We anticipate that all of the costs of settlement will be covered by the Company’s insurance carrier.

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

Adrian Lopez, Derivatively and on behalf of Global Digital Solutions, Inc. v. William J. Delgado, Richard J. Sullivan, David A. Loppert, Jerome J. Gomolski, Stephanie C. Sullivan, Arthur F. Noterman, and Stephen L. Norris United States District Court for the District of New Jersey, Case No. 3:17-cv-03468-PGS-LHG

On September 19, 2016, Adrian Lopez, derivatively, and on behalf of Global Digital Solutions, Inc., filed an action in New Jersey Superior Court sitting Mercer County, General Equity Division. That action was administratively dismissed for failure to prosecute. Plaintiff Lopez, through his counsel, filed a motion to reinstate the matter on the general equity calendar on or about February 10, 2017. The Court granted the motion unopposed on or about April 16, 2017. On May 15, 2017, Defendant William Delgado (“Delgado”) filed a Notice of Removal of Case No. C-70-16 from the Mercer County Superior Court of New Jersey to the United States District Court for the District of New Jersey. On May 19, 2017, Defendant Delgado filed a First Motion to Dismiss for Lack of Jurisdiction. On May 20, 2017, Defendant David A. Loppert (“Loppert”) filed a Motion to Dismiss for Lack of (Personal) Jurisdiction. On June 14, 2017, Plaintiff Adrian Lopez (“Lopez”) filed a First Motion to Remand the Action back to State Court. On June 29, 2017, Defendant Delgado filed a Memorandum of Law in Response and Reply to the Memorandum of Law in Support of Plaintiff’s Motion to Remand and in Response to Defendants’ Delgado’s and Loppert’s Motions to Dismiss. On January 1, 16, 2018, a Memorandum and Order granting Plaintiff’s Motion to Remand the case back to the Mercer County Superior Court of New Jersey was signed by the Judge and entered on the Docket. Defendants Delgado and Loppert’s Motions to Dismiss were denied as moot. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. The Court held a hearing on the motions to dismiss and consolidate. Jurisdictional discovery was ordered. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint. The Company entered into a court ordered mediation with Plaintiff’s counsel and entered into a settlement agreement on June 12, 2019. The settlement agreement was filed in the United States District Court for the District of New Jersey on June 13, 2019. The Company notified the attorneys general of the several states and the United States government as required. The settlement agreement received preliminary approval on July 15, 2019. We anticipate that all of the costs of settlement will be covered by the Company’s insurance carrier.

Adrian Lopez v. Global Digital Solutions, Inc. and William J. Delgado Superior Court of New Jersey, Chancery Division, Mercer County, Equity Part, Docket No. MER-L-002126-17

On September 28, 2017, Plaintiff Adrian Lopez (“Lopez”) brought an action against Global Digital Solutions, Inc. (“GDSI”) and William J. Delgado (“Delgado”) to compel a meeting of the stockholders of Global Digital Solutions, Inc. pursuant to Section 2.02 of GDSI’s Bylaws and New Jersey Revised Statute § 14A:5-2. On October 27, 2017, Defendants GDSI and Delgado filed a Motion to Stay the Proceeding. On November 24, 2017, Plaintiff filed an Objection to Defendants’ Motion to Stay the Proceeding. On January 19, 2018, Defendants’ Motion to Stay the Proceeding was denied. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint. The Company entered into a court ordered mediation with Plaintiff’s counsel and entered into a settlement agreement on June 12, 2019. The settlement agreement was filed in the United States District Court for the District of New Jersey on June 13, 2019. The Company notified the attorneys general of the several states and the United States government as required. The settlement agreement received preliminary approval on July 15, 2019. We anticipate that all of the costs of settlement will be covered by the Company’s insurance carrier.

In the Matter of GLOBAL DIGITAL SOLUTIONS, INC., ADMINISTRATIVE PROCEEDING File No. 3-18325. Administrative Proceeding Before the Securities and Exchange Commission.

On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U) of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, the Division was entitled as a matter of law to an order revoking each class of GDSI's securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. Subsequent to the supplemental brief, the United States Supreme Court issued a decision questioning the validity of the administrative law judges appointed by the Securities and Exchange Commission. Accordingly, the complaint had to begin again with a new, properly appointed administrative law judge. At the submission of the new complaint, the violations of Section 12(j) of the Exchange Act had been cured and accordingly, then Securities and Exchange Commission moved to dismiss the complaint. The Commission granted the motion and closed the matter.

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

GLOBAL DIGITAL SOLUTIONS, INC.
/s/William Delgado	/s/ Jerome J. Gomolski
William Delgado	Jerome J. Gomolski
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: August 13, 2019	Date: August 13, 2019