Form 10-Q
period 2019-09-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2019-11-21
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 21, 2019, there were 637,675,079 shares of the registrant’s common stock outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current Assets
Cash	$50,625	$8,100
Prepaid Expense	6,000	-
Total current assets	56,625	8,100

Equipment, net of accumulated Depreciation of $0	26,282	-
Total Assets	$82,907	$8,100

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$568,869	$672,284
Accrued expenses	706,280	917,633
Financed insurance policy	11,187	11,187
Notes payable , net of discount of $0 and
$74,324, respectively	2,724,000	1,999,676
Convertible notes payable, net of discount of $179,605 and
$96,750 respectively	577,956	140,624
Derivative Liability	541,200	562,175
Total Current Liabilities	5,129,492	4,303,579
Commitments and Contingencies (Note 7)

Stockholders'Deficit
Preferred stock, $0.001 par value 35,000,000 shares
authorized, 1,000,000 shares issued and outstanding at
March 31, 2019 and December 31, 2018	1,000	1,000
Common stock, $0.001 par value 2,000,000,000 shares
authorized, 637,675,079 shares and 579,900,814 issued and outstanding at
September 30, 2019 and December 31, 2018	637,675	579,901
Additional paid in capital	31,825,130	30,785,442
Accumulated deficit	(37,510,390)	(35,661,822)
Total Stockholders' Deficit	(5,046,585)	(4,295,479)
Total Liabilities and Stockholders' Deficit	$82,907	$8,100

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months ended		For the Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative expenses	(587,394)	(145,942)	(1,031,750)	(1,175,214)
Impairment Loss	(62,000)	-	(62,000)	-
Total operating expenses	649,394	145,942	1,093,750	1,175,214

Loss from operations	(649,394)	(145,942)	(1,093,750)	(1,175,214)

Other( income) expense
Change in fair value of derivative liability	7,800	(47,294)	(311,575)	(133,411)
Amortization of debt discount	68,162	44,595	290,406	71,460
Interest expense	346,419	53,564	703,651	120,274
Finance Costs	-	-	-	22,000
Loss (Gain) on settlement of debt	-	-	72,336	(17,266)
Total other expense	422,381	50,865	754,818	63,057

Net Loss	$(1,071,775)	$(196,807)	(1,848,568)	(1,238,271)

Loss per common share, basic	$-	$-	$-	$-

Weighted average common shares outstanding, basic	624,362,190	559,459,905	608,341,145	554,990,572

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of Changes in STOCKHOLDERS' DEFICIT
(Unaudited)

For the nine months ended September 30, 2019
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2018	1,000,000	$1,000	579,901,814	$579,901	$30,785,442	$(35,661,822)	$(4,295,479)

Common Stock shares issued for Cash			28,613,888	28,614	257,524		286,138

Common Stock shares issued for Services			24,160,377	24,160	265,764		289,924
							-
Common Stock shares issued for Acquisition			5,000,000	5,000	57,000		62,000

Reduction in Derivative Liability					459,400		459,400

Net loss for the nine months							-
ended September 30,2019						(1,848,568)	(1,848,568)

Balances at September 30, 2019	1,000,000	$1,000	637,676,079	$637,675	$31,825,130	$(37,510,390)	$(5,046,585)

For the nine months ended September 30, 2018

Balances at December 31, 2017	1,000,000	$1,000	530,806,571	$530,806	$30,282,937	$(33,827,464)	$(3,012,720)

Shares sold	-	-	4,320,000	7,650	21,096	-	28,746
							-
Shares issued for conversion of debt	-	-	-			-	-
							-
Shares issued for financing fees	-	-	10,000,000	10,000	107,500	-	117,500

Shares issued for services	-	-	14,333,334	14,333	157,667	-	172,000

Reduction in derivative liability	-	-	-		168,232	-	168,232

Debt discounts related to warrants	-	-	-			-

Net loss for the nine months
ended September 30, 2018	-	-	-		-	(1,238,271)	(1,238,271)

Balances at September 30, 2018	1,000,000	$1,000	559,459,905	$562,789	$30,737,432	$(35,065,735)	$(3,764,514)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net Loss	$(1,848,568)	$(1,238,271)
Adjustments to reconcile net losss to net cash used in operating activities
Stock- based compenstion	269,924	289,500
Change in fair value of derivative liability	(311,575)	(133,411)
Amortization of debt discount	290,406	71,460
Finance costs	-	22,000
Impairment expense	62,000	-
Loss (Gain) on Settlement	72,336	(17,266)
Interest expense from Derivative liability	536,525	-
Changes in operating assets and liabilities:
Prepaid Expenses	(6,000)	20,000
Accounts payable	(103,415)	110,539
Accrued expenses	(211,353)	471,648
Due to Officer	-	(43,349)
Net cash used in operating activities	(1,249,720)	(447,150)

Cash flows from investing activities
Purchase of Equipment	(26,282)	-
Net cash (used in) investing activities	(26,282)	-

Cash flows from financing activities
Proceeds from notes payable	900,000	454,000
Payments on notes payable	(275,000)	(24,000)
Proceeds from convertible notes payable	696,975	-
Payments of convertible notes payable	(289,586)	(31,500)
Payments to factor	-	(60,000)
Proceeds from sale of common shares	286,138	16,650
Net cash provided by (used in ) financing activities	1,318,527	355,150

Net increase (decrease) in cash and cash equivalents	42,525	(92,000)

Cash and cash equivalents at beginning of period	8,100	93,000

Cash and cash equivalents at end of period	$50,625	$1,000

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$28,812	$120,274
Taxes	$-	$-

Supplementary disclosure of non-cash investing and financing activities
Accrued interest settled with convertible notes payable	$-	$43,633
Debt discount from warrants	$-	$50,378
Discount on convertible notes payable	$51,775	$162,000
Reduction in derivative liabilitry from payments on convertible notes	$459,400	$117,854
Discount from derivative on convertible notes payable	$213,475
Discount from warrants issued with convertible notes payable	$20,000
Shared issued for acquisition	$62,000

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED September 30, 2019
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the Nine Months ended, September 30, 2019, incurred a net loss of $ 1,848,568 and used net cash of $ 1,249,720 to fund operating activities. At September 30, 2019 we had a working deficit of $ 5,072,867, and stockholders’ deficit of $5,046,585.
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

Basis of Presentation

The accompanying unaudited financial information as of and for the nine months ended September 30, 2019 and 2018 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, NACSV, GDSI Florida, LLC and Global Digital Solutions, LLC, dba GDSI International, and Harm Alarm. All intercompany accounts and transactions have been eliminated in consolidation.

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

Income Taxes

Income taxes are accounted for based upon an asset and liability approach. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2019 and December 31, 2018. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Nine Months Ended
	September 30,	September 30,
	2019	2018

Convertible notes and accrued interest	55,661,577	31,057,446
Preferred Stock	214,560,000	208,371,015
Stock options	13,650,002	13,650,002
Warrants	1,500,000	8,000,000
Potentially dilutive securities	285,371,579	261,078,463

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842. This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard was adopted for our interim and annual periods beginning January 1, 2019 and applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has evaluated the timing of adoption and the potential impact of this standard on our financial position, and adoption resulted in no material impact on our financial position or results of operations.

NOTE 3 – ACCRUED EXPENSES

	September 30,	December 31,
	2019	2018
Accrued compensation to executive officers and emoloyees	$226,442	$572,437
Accrued professional fees and settlements	274,029	196,663
Accrued interest	205,809	148,533
	$706,280	$917,633

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at September 30, 2019 and December 31, 2018. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the nine months ended September 30, 2019 and 2018:

Derivative Liability
Balance at beginning of period	$562,175	$382,948
Change in fair value	(311,575)	(133,411)
Additions	750,000	0
Reclassification to equity	(459,400)	(117,854)
Balance at end of period	$541,200	$131,683

Embedded Derivative Liabilities of Convertible Notes

At September 30, 2019 the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate –%; term -1.0 years; volatility –%; dividend rate – 0%. At December 31, 2018, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate- 1.39%%; term - .25 years; volatility – 246.62%; dividend rate – 0%.

NOTE 5 – NOTE PAYABLE

 On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017 (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims; (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit; and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. As of September 30, 2019, $1,200,000 has been received.

Notes Payable

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at September 30, 2019 and through the date of this report.

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

Under the terms of the VOX note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2018, consulting fees totaling $100,000 were added to the note principal and are included in the note balance at March 31, 2018. The notes had a balance of $584,000 and $484,000 as of September 30, 2019 and 2018, respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however VOX has voluntarily refrained from making demand prior to the Resolution Funding Date. VOX was granted a first priority security interest in the Litigation Proceeds and is pari passu to Parabellum and Vox. To that end, they share in the litigation in a priority position to proceed to repay the note.

On December 23, 2017 (the “effective date”), the Company entered into a $485,000, 7% interest rate, demand promissory note with RLT (Consulting), a related party. The note was in settlement of the amounts accrued under a consulting agreement (Note 6), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to RLT when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, RLT may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018. The Company shall make mandatory prepayment in the following amounts and at the following times –

●
$1,000 on the effective date.

●
$50,000 on the date on which the judge presiding over the lawsuit issues a ruling or decision in which the lawsuit survives a motion to dismiss.

●
$50,000 on the date on which discovery closes with respect to the lawsuit.

●
$100,000 on the date on which the judge presiding over the lawsuit issues a ruling or decision in which the lawsuit survives a motion for summary judgement on the claims.

Under the terms of the RLT note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2018, consulting fees totaling $100,000 were added to the note principal and are included in the note balance at March 31, 2018. The notes had a balance of $584,000 and $484,000 as of September 30, 2019 and 2018, respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however RLT has voluntarily refrained from making demand prior to the Resolution Funding Date. RLT was granted a first priority security interest in the Litigation Proceeds and is pari passu to Parabellum and RLT. To that end, they share in the litigation in a priority position to proceed to repay the note.

During April 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $50,000 (the “Investment Agreement”). The $50,000 proceeds were paid directly to Bill Delgado to reimburse expenses incurred on behalf of the Company. Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $50,000 proceeds plus a 50% return, or $25,000 (the “Investment Return”) within seven (7) months from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $9,000 which were recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.009 at issuance date; a risk-free interest rate of 2.60% and estimated volatility of the Company’s common stock of 235%. During November 2018, the Company defaulted on the Investment Agreement. As of September 30, 2019, the $50,000 principal and $25,000 Investment Return remained outstanding. During May 2019, the Company and the Purchaser amended the Investment Agreement, as detailed in Note 10.

During June 2018, the Company entered in to a one-year $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $35,000 of which $28,378 was recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.008 at issuance date; a risk-free interest rate of 2.62% and estimated volatility of the Company’s common stock of 218%. The Company defaulted on the note at maturity in June 2019. The note contains a default interest rate of 10% plus a 5% penalty of the outstanding balance of the note. The note holder has voluntarily refrained from making demand for repayment under the default provisions of the note, which would require the Company to pay the holder 130% of the outstanding principal and interest accrued at the default rate. At September 30, 2019, $100,000 of the note remained outstanding. The note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of SHMP, another public company in which Mr. Delgado is a director and Chief Financial Officer.

On January 21, 2019 the Company entered into a Convertible Promissory Note with Crown Bridge Partners, LLC., in the principal amount of $75,000. The note carries original issue discount of $7,500 The Principal amount with interest at 12% will be due in twelve months from the advance. The Principal amount will be advanced in Tranches of $25,000 each. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 45% discount price. In addition, the Company agreed to issue to Crown Bridge Partners 3,750,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. As of the issuance date of these financial statements, $50,000 has been received and remains outstanding.

On August 19,2019 The Company entered into a Convertible Promissory Note with Auctus Fund, LLC. in the principal amount of $142,750. The note carries original issue discount of $14,275. The note is convertible at any time following the issuance into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. In addition, the Company agreed to issue to Auctus Fund, LLC 2,500,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. As of the issuance date of these financial statements the note remains outstanding.

On August 15, 2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $53,000 due on August 15, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of the issuance date of these financial statements, the note remains outstanding. The note is convertible one hundred eighty (180) days from date of issuance.

On May 10, 2019, the Company and GHS Investments LLC entered into a security agreement for a 10% Convertible Note in the aggregate principal of $335,000 due on February 10, 2020. The note carries original issue discount or $35,000. The note is convertible into shares of common stock of the Company. The “Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is required to maintain a common share reserve of not less than three times the number of shares that is actually issuable upon full conversion of the note. The purchaser will also receive warrants to purchase 5,000,000 shares of GDSI common stock at $.01/share. Warrants will have a three-year term to exercise. The Convertible Note is personally guaranteed by William Delgado, CEO. As of the issuance date of these financial statements, the note remains outstanding. The note is convertible one hundred eighty (180) days from date of issuance.

On August 1, 2019, the Company and Adar Alef, LLC entered into an 8% Convertible Redeemable Note in the aggregate principal of $52,500 due on August 1, 2020. The note carries original issue discount or $2,500. The note is convertible into shares of common stock of the Company. The “Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is required to maintain a common share reserve of 35,000,000 common shares. The note is convertible one hundred eighty (180) days from date of issuance.

For other obligations, please see the Form 10K for the year ending December 31, 2018 filed with the Securities and Exchange Commission on June18, 2019.

NOTE 6 – Investments, Acquisitions and Goodwill
Acquisition of HarmAlarm

In March of 2019, the Company acquired HarmAlarm. HA was formed in 2002 as a private Texas company to pursue Infrared commercial applications in the aviation services area. HA has developed a system known as Pilot Assisted Landing Systems (PALS). The precision and robustness of PALS has generated a host of new applications mainly through “landing trajectory” optimization which provides additional safety margin against weather related hazardous conditions, like wind shear, wake turbulence, icing, as well as low ceilings and fog.

The Company completed the purchase agreement with HarmAlarm on September 16, 2019, , the Company issued 5,000,000, shares of its common stock with a fair value of $62,000 in exchange for the assets of HarmAlarm. For investments acquired with common stock, the Company records its investments at the fair value of the common stock issued for the ownership interest acquired.

The Company periodically reviews the carrying value of intangible assets not subject to amortization to determine whether impairment may exist. Intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. Subsequent to the issuance of the stock the company determined the investment was impaired and recorded an Impairment loss of $62,000 at September 30, 2019.

The acquisition of HarmAlarm has contributed $0 revenue and approximately $35,000 of net loss for the period May1, 2019 to September 30,2019 and a net loss of $67,500 for the period January 1, 2018 to September 30, 2018.

On March 1, 2019, the Company entered into a consulting agreement with the former owner of HarmAlarm. The agreement commenced on March 1, 2019 and shall continue for a period of thirty-six (36) months. The agreement may only be terminated by either incapacitation or death of consultant or for cause with ten (10) days written notice. During the term of the agreement consultant will be paid at a rate of $5,000 per month. Additionally, the Company will pay 49.1% of any profits generated subsequently to the former owner of HarmAlarm.

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

JENNIFER CARROLL, vs. GLOBAL DIGITAL SOLUTIONS, INC., NORTH AMERICAN CUSTOM SPECIALTY VEHICLES, INC., IN THE CIRCUIT COURT FOR THE 15TH JUDICIAL CIRCUIT in AND FOR PALM BEACH COUNTY, FLORIDA, CASE NO.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll the former President of NACSV, moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”) and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000.00) plus fees of Thirteen Thousand Three Hundred Fifty - Three Dollars Forty - Four Cents ($13,353.44) and costs of six hundred twenty - four dollars thirty cents ($624.30). The Company defaulted on this Agreement. A judgment has been entered against the Company for the full amount due and owing.

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

Subject to satisfaction or waiver of the condition’s precedent provided for in the SPSA, the closing date of the transaction shall take place within 10 business days from the date of issuance of the Opinion.

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

On or about January 31, 2019, Defendants filed a Motion to Dismiss for Failure to State a Claim for failure to fulfill conditions precedent in the consummation of the contract in question. Defendants filed a Motion to Dismiss challenging jurisdiction, venue, and forum nonconvenes. On or about May 21, 2019, the Court denied their motions to dismiss for lack of personal jurisdiction, improper venue and forum nonconvenes. The court granted their Motion to Dismiss for Failure to State a Claim for failure to fulfill conditions precedent in the consummation of the contract in question but, granted leave to amend. On or about June 7, 2019, counsel filed an amended complaint. On or about June 21, 2019, defendants answered the amended complaint. The litigation moved from the pleading stage to discovery. The Company and Rontan/Bolzans entered into court order mediation on November 7, 2019. Although there was some movement by each side, the sides still remain apart. Trial is scheduled for December 9, 2019.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At September 30, 2019 and 2018, 1,000,000 shares of preferred stock were outstanding.

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

Common Stock

We are authorized to issue 2,000,000,000 shares of common stock, $0.001 par value per share. At September 30, 2019 and December 31, 2018, 637,675,079 and 579,900,814 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively.

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

The following is a summary of outstanding and exercisable warrants at September 30, 2019

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

The intrinsic value of warrants outstanding at September 30, 2019 and December 31, 2018 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

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

In accordance with the ACS 718, Compensation – Stock Compensation, awards granted are valued at fair value at the grant date. The Company recognizes compensation expense on a pro rata straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. The Company recognizes the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change. The Company has not capitalized any portion of its stock-based compensation. Stock based compensation under the Equity Incentive Plan was $62,000 in the nine- month period ended September 30, 2019.

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At September 30, 2019 and December 31, 2018, we have outstanding 13,650,002 stock options - all of which are fully vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 7.5 years as of December 31, 2018. During 2016 1,449,998 unvested stock options were either forfeited due to employees leaving the Company or cancelled by the Board due to performance levels not being met. Any compensation amount previously recognized on the straight-line basis relating to the unvested stock options were reversed in the period of cancellation or forfeiture. The remaining 533,334 options vested during the year ended December 31, 2016. There were no options granted, exercised, or forfeited during the nine months ended September 30, 2019 and 2018.

During the nine- month period ended September 30, 2019 and the year ended December 31, 2018 we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding at September 30, 2019 and December 31, 2018 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

NOTE 9 – INCOME TAXES

As of September 30, 2019, the Company had $13,622,276 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by approximately$309,000 for the nine - month period ending September 30, 2019, related to the current period activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of September 30, 2019, there were no unrecognized tax benefits, or any tax related interest or penalties.

The Company files income tax returns in the U.S. federal jurisdiction and the various states in which they operate. The former members of NACSV are required to file separate federal and state tax returns for NACSV for the periods prior to our acquisition of NACSV. The Company files consolidated tax returns for subsequent periods. The Company has not filed their U.S. federal and certain state tax returns since 2014 and currently do not have any

NOTE 10 – RELATED PARTY TRANSACTIONS

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding September 30, 2019 and through the date of this report.

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

Under the terms of the RLT note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2018, consulting fees totaling $100,000 were added to the note principal and are included in the note balance at December 31, 2018. The notes had a balance of $584,000 as of September 30, 2019 and December 31, 2018, respectively. Through the date of this report, monthly consulting fees have not been repaid. The note remains in default however RLT has voluntarily refrained from making demand prior to the Resolution Funding Date. RLT was granted a first priority security interest in the Litigation Proceeds and is pari passu to Parabellum and Vox. To that end, they share in the litigation in a priority position to proceed to repay the note.

The June 2018 note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of SHMP, another public company in which Mr. Delgado is a director and Chief Financial Officer.

Accounts Payable

 At September 30, 2019, and December 31, 2018 included in accounts payable was compensation owed to related parties as seen below

	September 30,	December 31,
	2019	2018
RLT Consulting	$33,841	$33,841
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$90,940	$90,940

Accrued Compensation

 At September 30, 2019 and December 31, 2018, we had $161,676 and $482,431 payable to William J. Delgado and $78,335 and $65,835 to Jerome Gomolski, respectively.

		Bill	Jerome
	Total	Delgado	Gomolski
Balance 12/31/2018	$548,266	$482,431	$65,835

2019 Salary	215,000	180,000	37,500
Payments	(525,755)	(514,324)	(25,000)

Balance 9/30/2019	$226,442	$148,107	$78,335

NOTE 11 – SUBSEQUENT EVENTS

On October 16,2019 the Company and Tangiers Global,LLC entered into a security agreement for a 10% Convertible Note in the aggregate principal of $137,500 due on October 20, 2020. The note carries original issue discount or $12,500 The note is convertible into shares of common stock of the Company. The “Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is required to maintain a common share reserve of not less than 125,000,000 shares

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and June 30, 2018

Revenue

There were no revenues for the three months ending September 30, 2019 or September 30, 2018

Expenses

Our Operating Expenses for the three months ended September 30, 2019 are summarized as follows, in comparison to our expenses for the three months ended September 30, 2018

Expenses
	Three Months Ended September 30,
	2019	2018
Salaries and related expenses	$71,383	$72,501
Rent	2,896	1,400
Professional fees	133,280	69,089
Consulting services	363,796	-
Other general and administrative expenses	16,038	2,952
Total	$587,394	$145,942

Operating expenses for the three months ended September 30, 2019 were $587,394 representing an approximately 400% increase compared to operating expenses of $145,942 for the same period in 2018. The primary reason for the change is the increase in consulting services incurred in the three months ending September 30, 2019.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

Revenue

There were no revenues for the nine months ending September 30, 2019 or September 30, 2018

Expenses

Our Operating Expenses for the nine months ended September 30, 2019 are summarized as follows, in comparison to our expenses for the nine months ended September 30, 2018.

Expenses
	Nine Months Ended September 30,
	2019	2018
Salaries and related expenses	$217,500	$243,670
Rent	8,470	8,764
Professional fees	218,754	383,035
Consulting services	520,981	471,758
Other general and administrative expenses	66,045	67,987
Total	$1,031,750	$1,175,214

Operating expenses for the nine months ended September 30, 2019 were $1,031,750 representing an approximately 12% decrease compared to operating expenses of $1,175,214 for the same period in 2018. The primary reason for the change is the decrease in salaries and related expenses and professional fees incurred in the nine months ending September 30, 2019.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2019, we had cash on hand of $50,625 and a working capital deficit of $ 5,072,867 as compared to cash on hand of $8,100 and a working capital deficit of $4,295,479 as of December 31, 2018. The increase in working capital deficit of $ 777,388 is due primarily to increases in Notes and Convertible Notes of $1,270,131 1,161,656 and decreases in Accounts Payable of $103,415, Accrued Expenses of $ 211,353, and derivative Liability of $ 20,975.

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

Working Capital Deficiency	Periods Ended
	September 30,	December 31,
	2019	2018
Current Assets	$56,625	$8,100
Current Liabilities	5,129,492	4,303,579
Working Capital	$(5,072,867)	$(4,295,479)

Current assets increased from December 31, 2018 to June 30,2019 due to the increase in cash based on the cash receipts of new stock issuances and new notes payable offset by the decrease in accounts payables, accrued expenses, and derivative liabilities.

Cash Flows

	September 30,	September 30,
	2019	2018
Cash Flows
Net cash used in operating activities	$(1,249,720)	$(447,150)
Net cash used in investing activities	(26,282)	-
Net cash provided by financing activiities	1,318,527	355,150
Increase(decrease) in cash	$42,525	$(92,000)

Operating Activities

Net cash used by operating activities was $ 1,249,720 for the nine months ended September 30, 2019, reflecting the net loss of $ 1,848,568. Net cash used by operating activities was $447,150 for the nine months ended September 30, 2018, reflecting the net loss of $1.238,271

Investing Activities

Net cash used for Investing activities for the nine months ended September 30, 2019 and September 30, 2018 was $26,282 and $0 respectively.

Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities of $1,318,527consisted of proceeds from notes payable of $900,000 and convertible notes payable of $ 696,975 and proceeds from the sale of common stock of $286,138, offset by payments on notes payable of 275,000, payments on convertible notes payable of $289,586.

Convertible Notes Payable

On January 26, 2015, the Company agreed to a $250,000 principal (and a $25,000 original discount amount) Convertible Note with JMJ Financial (“JMJ”.) The Note matured on January 26, 2017, unless earlier converted pursuant to the terms of the Convertible Note. The Note bears interest at 0% if repaid in the first 90 days and then a one-time interest charge of 12% applied on the principal sum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 13, 2017, the Company entered into a repayment agreement with JMJ Financial to repay the outstanding balance of $84,514. As of September 30, 2019, the Company has paid $25,000 of this balance, leaving an outstanding balance of $59,514.

On January 16, 2015, the Company agreed to a $78,750 principal Convertible Redeemable Note with LG Capital Funding, LLC (“LG Capital”.) The Note matured on January 16, 2016 unless earlier converted pursuant to terms of the Convertible Note. The Note bears interest at 8% per annum. The outstanding principal and interest under the Note, solely upon an Event of Default (as defined in the Note), is convertible at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 12, 2017, the Company entered into a redemption agreement with LG Capital Funding, LLC to repay the outstanding balance of $68,110. As of September 30, 2019, the Company has paid $6,500 of this balance, leaving an outstanding balance of $61,610.

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

Promissory Note Agreement

On August 31, 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a promissory note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the debt. As of September 30, 2019, the Company has accrued $2,000 of the interest.

Financing Agreement

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. Through September 30, 2019, $1,200,000 has been received.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JENNIFER CARROLL, vs. GLOBAL DIGITAL SOLUTIONS, INC., NORTH AMERICAN CUSTOM SPECIALTY VEHICLES, INC., IN THE CIRCUIT COURT FOR THE 15TH JUDICIAL CIRCUIT in AND FOR PALM BEACH COUNTY, FLORIDA, CASE NO.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll the former President of NACSV, moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”) and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000.00) plus fees of Thirteen Thousand Three Hundred Fifty -Three Dollars Forty- Four Cents ($13,353.44) and costs of Six hundred Twenty- Four dollars thirty cents ($624.30). The Company defaulted on this Agreement. A judgment has been entered against the Company for the full amount due and owing.

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
Date: November 21, 2019

By: /s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 21, 2019