Form 10-Q/A
period 2019-09-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2020-02-03
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No.1 of the fiscal year For the Quarterly Period Ended September 30, 2019, Form 10Q (this “Amendment”) for Global Digital Solutions Inc. is being submitted to incorporate errata to the management and discussion section incorrectly incorporated in the original filing. The Amendment speaks as of the filing date of the Form 10-Q (the filing date”), does not reflect events that may have occurred subsequent to the filing date and does not modify or update in any way disclosures made in the Form 10-Q filed as of January 31, 2020.

Forward Looking Statements

This Report includes statements that are, or may be deemed to be, “forward-looking statements,” as defined in the Private Securities Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “projects,” “expects,” “intends,” “may,” “will,” “seeks” or “should” or, in each case, their negative or other variations or comparable terminology, or in relation to discussions of strategy, plans, objectives, goals, future events or intentions. These forward-looking statements include matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding Issuer’s current intentions, beliefs or expectations concerning, among other things, the Issuer’s future plans for the Project, results of operations, financial condition, prospects, growth, strategies and the markets in which the Issuer intends to operate.

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

The Issuer is not obliged to, and does not intend to, update or revise any forward-looking statements made in this Quarterly Report whether as a result of new information, future events or otherwise. All subsequent written forward-looking statements attributable to the Issuer, or persons acting on behalf of the Issuer, are expressly qualified in their entirety by the cautionary statements contained throughout this Private Placement Memorandum. As a result of these risks, prospective investors of the Convertible Bonds should not place undue reliance on these forward-looking statements. Neither the forward-looking statements nor the underlying assumptions have been verified or audited by any third party.

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
Date: January 31, 2020

By: /s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: January 31, 2020