Form 10-K
period 2019-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2020-04-29
CIK 1011662

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

(561) 515-6163
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Symbol	Name of each exchange on which registered
None	N/A	N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,770,670.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, was 643,724,931 shares of common stock as of April 29, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

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

In March of 2019, the Company acquired HarmAlarm (“HA”). HA was formed in 2002 as a private Texas company to pursue Infrared commercial applications in the aviation services area. HA has developed a system known as Pilot Assisted Landing Systems (PALS). The precision and robustness of PALS has generated a host of new applications mainly through “landing trajectory” optimization which provides additional safety margin against weather related hazardous conditions, like wind shear, wake turbulence, icing, as well as low ceilings and fog.

Business Overview

Global Digital Solutions, Inc., is positioning itself as a leader in providing comprehensive security and technology solutions. Since May 1, 2012, we have been focusing on acquisitions of defense and defense-related entities both in the United States and abroad. On June 16, 2014, GDSI completed its acquisition of North American Custom Specialty Vehicles (“NACSV”). NACSV’s mobile emergency operations centers (MEOC) can be tailored to the needs of Police, Fire, EMS, Military, Homeland Security, National Guard, FBI, Air National Guard, Coast Guard, Chemical/Petrochemical, Humanitarian Aid, NonGovernmental Organizations, Drug Enforcement, Immigration & Customs, Bureau of Alcohol, Tobacco, Firearms and Explosives, Water Management, Wildlife Management, D.O.T. Engineering & Maintenance, Air & Water Quality Management (EPA), Meteorological Seismic/Oil & Gas Exploration, IS/Mapping Power Generation (Nuclear & Conventional), Power Transmission, and Strategic Infrastructure Security. The company has already built customized vehicles for customers involved in one or more of the above categories, and we see many opportunities to improve NACSV and its products and services through the integration of additional software, hardware, and firmware technologies.

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
The Sellers continued guarantee of Rontan’s bank debt for a period of 90 days following issuance of the opinion.

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

Settlements of Certain Liabilities

On August 30, 2017, we announced that we had reached tentative agreements with three creditors for repayment of liabilities and/or claims totaling approximately $491,574 as of August 15, 2017. This settlement included amounts due under the factoring agreements discussed above during the period from August 30, 2017, to December 31, 2018. We paid approximately $193,514 to settle these liabilities and/or claims.

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

Business Strategy – As of the Date of This Filing

  As of the date of this filing, the company's main line of business is the development of proprietary aviation technology involving its May acquisition of Harm Alarm. It is also looking to develop an automotive technology company currently in Brazil. The Company has been in litigation concerning Rontan Metallurgica in Sao Paulo, Brazil and has been awarded a default judgment regarding the acquisition of the company. The company is currently awaiting final damages in the case.

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

Subsidiaries

 ___ We currently have three subsidiaries including GDSI Florida, LLC, North American Custom Specialty Vehicles, Inc. and HarmAlarm.

Employees

As of December 31, 2019, we had 2 full-time employee, William Delgado and Jerome Gomolski, and 0 part-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance, and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate of $20,032 per month, we estimate that our cash on hand will not be able to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution. The agreement was amended on December 12, 2019 and the Company received an additional $650,000 of funding from the same New York-based institution. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

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

Our financial and operating performance is adversely affected by the coronavirus pandemic.

The recent outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations.  Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance.  The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Form 10-K, but is expected to result in a material adverse impact on our business, results of operations and financial condition.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended December 31, 2019, our net loss was $3,292,522 As of December 31, 2019, we had an accumulated deficit of $38,954,344and a working capital deficit of $6,183,788. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Dependence on financing and losses for the foreseeable future

As of December 31, 2019, we had current liabilities of $6,683,190 and current assets of $499,402. We had a working capital deficiency of $6,183,788 Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution. The agreement was amended on December 12, 2019 and the Company received an additional $650,000 of funding from the same New York-based institution. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

From January 1, 2018 through the date of this report, the price per share of our common stock has ranged from a high of $0.020 to a low of $0.0055. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, due in part to our operating performance and to conversions of dilutive debt instruments that we have issued to fund operations. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us and negatively impact other aspects of our business, including our ability to fund our operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of December 31, 2019, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded, during the year ended December 31, 2019, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls, which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

Our current directors, our executive officers, and 5% or more stockholders beneficially own or control approximately 47.5% of our issued and outstanding shares of common stock as of December 31, 2019. Additionally, the holdings of our directors, and executive officers, and preferred stockholders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options, or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons, irrespective of how the Company’s other stockholders vote, may have significant influence over and may control corporate actions requiring stockholder approval, including the following actions:

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

John Ramsey and Carl D. Dekle, as Personal Representative of the Estate of Brian Dekle, Deceased v. Global Digital Solutions, Inc.; North American Custom Specialty Vehicles, Inc.; and Richard J. Sullivan – United States District Court, Middle District of Florida, Case No.: 6:15-cv-01633-ACC-GJK

Brian A. Dekle and John Ramsay filed suit against the Company and its wholly owned subsidiary, North American Custom Specialty Vehicles, Inc. (“NACSV”), in the Circuit Court of Baldwin Alabama, on January 14, 2015, case no. 05-CV-2015-9000050.00, relating to our acquisition of NACSV (the ''Dekle Action"). Prior to instituting the Dekle Action, in June 2014, the Company had entered into an equity purchase agreement with Dekle and Ramsay to purchase their membership interest in North American Custom Specialty Vehicles, LLC. The Dekle Action originally sought payment for $300,000 in post-closing consideration Dekle and Ramsay allege they are owed pursuant to the equity purchase agreement.

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

On September 30, 2015, the Court granted the Company’s Renewed Motion to Transfer Venue. The case was transferred to the Middle District of Florida.

On September 2, 2016, a Notice of Settlement was filed by Global Digital Solutions, Inc., North American Custom Specialty Vehicles, Inc., and Richard J. Sullivan.

On September 8, 2016, an Order was entered dismissing the case without prejudice and subject to the right of the parties to submit a stipulated form of final order or judgment or to move to reopen the action, upon good cause shown,

On July 27, 2017, the Company and Dekle and Ramsay entered into to a Settlement Agreement. The Company and the plaintiff came to the following agreements:

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

PowerUp Lending Group, LTD., v. North American Custom Specialty Vehicles, Inc. a Delaware Corporation d/b/a NACS Vehicles, Inc. a Subsidiary of Global Digital and Global Digital Solutions, Inc. and Jerome J. Gomolski – United States District Court for the Eastern District of New York – Case No.: 2:16-cv-01025-ADS-AYS

On September 13, 2017 Power Up received a default judgment against the Company in the amount of $109,302.00. The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018, the company has paid the entire amount (Note 5).

On June 14, 2018, a Satisfaction of Judgment regarding the Default Judgment was entered in favor of Power Up Lending Group, Ltd. against Global Digital Solutions, Inc., Jerome J. Gomolski, and North American Custom Specialty Vehicles, Inc.

Global Digital Solutions, Inc. et. al. v. Communications Laboratories, Inc., et. al., Eighteenth Judicial Circuit in and for Brevard County, Case No.: 05-2015-CA-012250

On January 19, 2015 the Company and NACSV filed suit against Communications Laboratories, Inc., ComLabs Global, LLC, Roland Lussier, Brian Dekle, John Ramsay and Wallace Bailey for conversion and breach of contract in a dispute over the payment of a $300,000 account receivable that ComLabs owed to NACSV but sent payment directly to Brian Dekle. The case was filed in the Eighteenth Judicial Circuit in and for Brevard County Florida, case no. 05-2015-CA-012250. On February 18, 2015 (i) defendants Communications Laboratories, Inc., ComLabs Global, LLC and Roland Lussier and (ii) defendant Wallace Bailey filed their respective motions to dismiss seeking, among other things, dismissal for failure to state valid causes of action, lumping and failure to post a non-resident bond. On February 26, 2015, defendants Dekle and Ramsay filed their motion to dismiss, or stay action, based on already existing litigation between the parties. NACSV filed its required bond on March 2, 2015.

Jeff Hull, Individually and on Behalf of All Others Similarly Situated v. Global Digital Solutions, Inc., Richard J. Sullivan, David A. Loppert, William J. Delgado, Arthur F. Noterman and Stephanie C. Sullivan United States District Court, District of New Jersey (Trenton), Case No. 3:16-cv-05153-FLW-TJB

On August 24, 2016, Jeff Hull, Individually and on Behalf of All Others Similarly Situated (“Hull”) filed suit in the United States District Court for the District of New Jersey against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”), David A. Loppert (“Loppert”), William J. Delgado (“Delgado”), Arthur F. Noterman (“Noterman”) and Stephanie C. Sullivan (“Stephanie Sullivan”) seeking to recover compensable damages caused by Defendants’ alleged violations of federal securities laws and to pursue remedies under the Securities Exchange Act of 1934. On January 18, 2018, pursuant to the Court’s December 19, 2017 Order granting Plaintiff Hull leave to file an amended Complaint, Plaintiff Hull filed a Second Amended Complaint against Defendants. On February 8, 2018, Defendants GDSI and Delgado filed a Second Motion to Dismiss the Complaint. On February 8, 2018, Defendant Loppert filed a Motion for Extension of Time to File an Answer. On February 13, 2018, Defendant Loppert filed a Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 20, 2018, Plaintiff Michael Perry (“Perry”) filed a Brief in Opposition to Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint and to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 26, 2018, Defendants GDSI and Delgado filed a Reply Brief to Plaintiff Michael Perry’s Brief in Opposition to their Motion to Dismiss the Second Amended Complaint. On February 26, 2018, Defendant Loppert filed a Response in Support of Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint. On March 12, 2018, Defendant Loppert filed a Reply Brief to Plaintiff Perry’s Brief in Opposition to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On September 14, 2018, an Order was entered denying the Defendants GDSI and Loppert’s Motions to Dismiss. On September 28, 2018, both Defendants filed Answers to the Amended Complaint. On February 13, 2019, an Order was entered referring the case to mediation. The parties were to submit a status report by April 15, 2019. On June 12, 2019, Plaintiff Perry filed a Motion for Entry of an Order Preliminarily Approving Class Action Settlement and Establishing Notice Procedures. On July 15, 2019, an Order was entered granting Plaintiff Perry’s Motion for Entry of Preliminary Approval of a Class Action Settlement. On October 9, 2019, Plaintiff Perry filed a Motion for Entry of an Order Granting Final Approval of a Class Action Settlement and a Motion for Attorney Fees, Reimbursement of Expenses, and Awards to Lead Plaintiff and Lopez. On November 6, 2019, an Order was entered granting Plaintiff Perry’s Motion for Attorney Fees. On November 6, 2019, and Order and Final Judgment was entered granting Plaintiff Perry’s Motion for Settlement. This settlement amount was paid for by the Director’s and Officer’s insurance. Attorney’s fees were included in the settlement amount. No amount is accrued or paid from the Company.

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

Adrian Lopez, Derivatively and on behalf of Global Digital Solutions, Inc. v. William J. Delgado, Richard J. Sullivan, David A. Loppert, Jerome J. Gomolski, Stephanie C. Sullivan, Arthur F. Noterman, and Stephen L. Norris United States District Court for the District of New Jersey, Case No. 3:17-cv-03468-PGS-LHG

On September 19, 2016, Adrian Lopez, derivatively, and on behalf of Global Digital Solutions, Inc., filed an action in New Jersey Superior Court sitting Mercer County, General Equity Division. That action was administratively dismissed for failure to prosecute. Plaintiff Lopez, through his counsel, filed a motion to reinstate the matter on the general equity calendar on or about February 10, 2017. The Court granted the motion unopposed on or about April 16, 2017. On May 15, 2017, Defendant William Delgado (“Delgado”) filed a Notice of Removal of Case No. C-70-16 from the Mercer County Superior Court of New Jersey to the United States District Court for the District of New Jersey. On May 19, 2017, Defendant Delgado filed a First Motion to Dismiss for Lack of Jurisdiction. On May 20, 2017, Defendant David A. Loppert (“Loppert”) filed a Motion to Dismiss for Lack of (Personal) Jurisdiction. On June 14, 2017, Plaintiff Adrian Lopez (“Lopez”) filed a First Motion to Remand the Action back to State Court. On June 29, 2017, Defendant Delgado filed a Memorandum of Law in Response and Reply to the Memorandum of Law in Support of Plaintiff’s Motion to Remand and in Response to Defendants’ Delgado’s and Loppert’s Motions to Dismiss. On January 1, 16, 2018, a Memorandum and Order granting Plaintiff’s Motion to Remand the case back to the Mercer County Superior Court of New Jersey was signed by the Judge and entered on the Docket. Defendants Delgado and Loppert’s Motions to Dismiss were denied as moot. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. The Court held a hearing on the motions to dismiss and consolidate. Jurisdictional discovery was ordered. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint. The Company believes the likelihood of an unfavorable outcome of the dispute is remote. On October 12, 2018, the Court granted Defendants’ Motion to Dismiss for Lack of Personal Jurisdiction. On October 15, 2018, an Order was entered denying without prejudice Plaintiff’s Motion to Consolidate.

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

Jennifer Carroll, vs. Global Digital Solutions, Inc., North American Custom Specialty Vehicles, Inc., in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Case N0.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”), and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000.00) plus fees of Thirteen Thousand Three Hundred Fifty-Three Dollars Forty-Four Cents ($13,353.44) and costs of six hundred twenty-four dollars thirty cents ($624.30).

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

Quarter Ended	High	Low

March 31, 2020	$0.018	$0.018

December 31, 2019	$0.0134	$0.00134
September 30, 2019	$0.0125	$0.0105
June 30, 2019	0.0133	0.0133
March 31, 2019	$0.0170	$0.0150

December 31, 2018	$0.0046	$0.0046
September 30, 2018	$0.0080	$0.0065
June 30, 2018	$0.0110	$0.0096
March 31, 2018	$0.0114	$0.0090

Transfer Agent

Our transfer agent is Direct Transfer LLC, and is located at 500 Perimeter Park, Suite D, Morrisville, NC 27560. Their telephone number is (919) 481-4000, and their website is www.issuerdirect.com.

Holders of Common Stock

As of December 31, 2019, there were 204 shareholders of record of our common stock. As of such date, 643,121,923 shares were issued and outstanding.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2019.

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

Comparison of the Fiscal Years Ended December 31, 2019 and December 31, 2018

A comparison of the Company’s operating results for the fiscal years ended December 31, 2019 and December 31, 2018 are as follows:

For the year ended December 31, 2019:
	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	1,363,800	-	-	1,363,800
Operating Income (Loss)	(1,363,800)	-	-	(1,363,800)
Other Income (Expenses)	(1,928,722)	15	-	(1,928,707)
Income (Loss) – Before Tax	$(3,292,522)	$15	$-	$(3,292,507)

For the year ended December 31, 2018:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc.	Totals
Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	1,378,126	(19,500)	(81,102)	1,277,524
Operating Income (Loss)	(1,378,126)	19,500	81,102	(1,277,524)
Other Income (Expenses)	(574,099)	-	17,265	(556,834)
Income (Loss) – Before Tax	$(1,952,225)	$19,500	$98,367	$(1,834,358)

The variances between fiscal years ending December 31, 2019
  and 2018 are as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals

Revenue	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	(14,326)	19,485	81,102	86,261
Operating Income (Loss)	14,326	(19,485)	(81,102)	(86,261)
Other Income (Expenses)	(1,354,623)	-	(17,265)	(1,371,888)
Income (Loss)– Before Tax	$(1,340,297)	$(19,485)	$(98,367)	$(1,458,149)

Operating Loss

Loss from operations for the years ended December 31, 2019 and 2018 was $3,292,522 and $1,834,358, respectively. The increase in operating loss is primarily due to additional expenses incurred for interest expense and finance costs.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2019, we had cash of $493,402 on hand and a working capital deficiency of $6,183,789 as compared to cash on hand of $8,100 and a working capital deficiency of $4,295,479 as of December 31, 2018.

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

During the year ended December 31, 2017, in settlement of the default, we entered into a Convertible Note Redemption Agreement with LG Capital Funding, LLC. The Company is to wire redemption payment as follows:

●
$6,500 by December 29, 2017 (paid on January 2, 2018)

●
$6,500 by January 31, 2018 (paid on March 5, 2019)

●
$6,500 by February 28, 2018(paid on March 5, 2019)

●
$25,000 by March 30, 2018

●
The remaining balance by April 30, 2018

A total of $19,500 has been paid at the date of this filing, with the remaining scheduled payments not yet made.

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million amended on December 10,2019 and increased to $1,850,000.

 Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017 (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims; (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit; and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. As of December 31, 2019, $1,850,000 has been received.

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

Investment Return Purchase Agreements

On April 3, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $50,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $50,000 proceeds plus a 50% return, or $25,000 (the “Investment Return”) within seven (7) months from the date of the Investment Agreement. The Investment Return is being recognized as interest expense over the seven months. In addition, the Company agreed to issue to the Purchaser 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $9,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.009 at issuance date; a risk-free interest rate of 2.60% and expected volatility of the Company’s common stock, of 234.58%. Due to the short-term nature of the Investment Agreement and the insignificant amount, the warrant fair value was immediately expensed as a financing cost. As of the date of the issuance of these financial statements, the Investment Return has been paid to the Purchaser, and $0 is outstanding.

On May 15, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. The Investment Return is being recognized as interest expense over the three months. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $13,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.75% and expected volatility of the Company’s common stock, of 274.39%, Due to the short term nature of the Investment Agreement, the warrant fair value was immediately expensed as a financing cost. As of December 31, 2019, the Investment Return has not been paid to the Purchaser, and $200,000 is outstanding.

Notes Payable

  On August 31, 2017, the Company entered into a $20,000 6% promissory note with an individual. The note is due on February 15, 2018. Upon default, the interest rate increases to 18% until the principal is fully repaid. We are currently in default under terms of the note.

On May 1, 2018, the Company entered into a $36,000 promissory note with an individual with $5,000 original issue discount for net proceeds of $31,000. The Company is currently in default under the terms of this note.

On June 1, 2018, the Company entered into a $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a relative fair value after allocation of $28,378. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.62% and expected volatility of the Company’s common stock, of 275.26%, The relative fair value of the warrants as well as the OID have been classified as a debt discount to be amortized over the life of the note using the effective interest method. Amortization expense for the year ended December 31, 2019 was $111,667. Payments of $100,000 were made on May 31, 2019 and June 24, 2019. As of December 31,2019 and the issuance date of these financial statement $100,000 remains outstanding.

The note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of another public company in which Mr. Delgado is a director and Chief Financial Officer.

On May 28, 2019, the Company amended the March 28, 2018 $50,000 note payable. The Company agreed to increase the holder's return by $25,000 to $50,000 and repaid the original $50,000 principal in May 2019. Additionally, the holder is to receive 1,000,000 additional common stock warrants under the same terms as the original March 2018 warrants and the holder will receive $15,000 in common stock at a 20% discount to the closing price on the date the $50,000 holder's return is paid. The note was paid off on May 22, 2019 and the stock was issued on August 10, 2019.

Securities Purchase Agreement/Convertible Notes

On December 19, 2018, The Company and Adar Alef, LLC entered into a security purchase agreement for four 8% Convertible Notes in the aggregate principal of $105,000 with all four notes being in the amount of $26, 500 each. The notes shall contain a 5% OID such that the purchase price shall be $25,000. The notes are convertible into shares of common stock of The Company. Note 1 was issued on December 19, 2018 and paid off on June 24, 2019. Notes 1 and 2 in the amount of $25,250 were issued on August1 and August 19 respectively. As of the date of the Financial Statement $52,500 remains outstanding.

On March 7, 2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $58,000 due on March 7, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off on September 10,2019.

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

On September 24,2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $53,000 due on September 24, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of the issuance date of these financial statements, the note remains outstanding.

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

Convertible Promissory Note

On November 2, 2018, The Company entered into a convertible promissory note arrangement with Actus Fund, LLC in the principal amount of $90,000. The principal amount of the note with interest at 12% is due on July 2, 2019. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. The note was paid off on May 15, 2019.

On August 9, 2019 The Company entered into a convertible promissory note arrangement with Actus Fund, LLC in the principal amount of $142,750. The principal amount of the note with interest at 12% is due on May 19, 2020. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of the issuance date of the financial statements the note remains outstanding.

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

On February 26, 2019, the Company entered into a 10% Convertible Promissory Note with Tangiers Global LLC. in the principal amount of $55,000 due on February 26, 220. The note is convertible into shares of the Company’s common stock. The conversion price shall equal 55% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert part of all of the note. The note was paid off on September 19, 2019.

On October 16, 2019, the Company entered into a 10% Convertible Promissory Note with Tangiers Global LLC. in the principal amount of $137,500 due on October 16, 2020. The note is convertible into shares of the Company’s common stock. The conversion price shall equal 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert part of all of the note. As of December 31,2019 and the issuance of these financial statements $137,500 remains outstanding.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared on the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2019, of $38,906,645 as well as negative cash flows from operating activities. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to achieve its goals through December 31, 2020.

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

Working Capital Deficiency

	December 31,	December 31,
	2019	2018
Current Assets	$499,402	$8,100
Current Liabilities	6,683,190	4,303,579
Working Capital	$(6,183,788)	$(4,295,479)

The increase in current assets from 2018 to 2019 is due to an increase in cash from funding sources. The increase in current liabilities is mainly due to increases in Convertible Notes Payable and Notes Payable during the year ended December 31, 2019.

Cash Flows

	Year Ended
	December 31,	December 31,
	2019	2018
Net cash used in operating activities	$(1,472,279)	$(440,396)
Net cash used in investing activities	(26,282)	-
Net cash provided by financing activiities	1,983,863	355,496
Increase(decrease) in cash	$485,302	$(84,900)

Operating Activities

Net cash used in operating activities was 1,472,279 for the year ended December 31, 2019. Cash used during the year ended December 31, 2019 was primarily due to the net loss of $3,292,522.

Net cash used in operating activities was $440,396 for the year ended December 31, 2018. Cash used during the year ended December 31, 2018 was primarily due to the net loss of $1,834,358.

Investing Activities

For the year ended December 31, 2019, there was $26,282 of cash used for investing activities.

For the year ended December 31, 2018, there was no cash used for investing activities.

Financing Activities

For the years ended December 31, 2019, and 2018 net cash provided by financing activities was $1,983,863 and $355,496 respectively. Cash provided by financing activities was due to the proceeds from convertible payable and notes payable.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recent Accounting Standards

During the year ended December 31, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842. This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard was effective for our interim and annual periods beginning January 1, 2019 and was applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has evaluated the timing of adoption and the potential impact of this standard on our financial position, and determined it did not have a material impact on our financial position or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, William Delgado, who is our Chief Executive Officer (Principal Executive Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 and December 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of William Delgado serving as our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of December 31, 2019, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, 2019, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Name	Position Held with Company	Age	Date First Elected or Appointed
William J. Delgado	Chief Executive Officer, Chairman of the Board	60	May 13, 2016
Jerome J. Gomolski	Chief Financial Officer	72	April 10, 2015
Gary A. Gray	Vice President, Chief Technology Officer	67	August 12, 2013

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

Jerome J. Gomolski – Chief Financial Officer

Mr. Gomolski became the Chief Financial Officer of our subsidiary, NACSV, on January 1, 2015 and was appointed the Company’s Chief Financial Officer on April 10, 2015. Mr. Gomolski has specialized in auditing, corporate and individual income tax, and forensic accounting for over 30 years. Mr. Gomolski began his financial career in the corporate accounting department of International Harvester in Chicago. After graduating from DePaul University in Chicago with a BSC in Accounting he passed the Illinois CPA exam and began working for several large accounting firms. Several years later, he returned to International Harvester as Manager of Financial Planning and Analysis. In 1982, Jerry was offered an opportunity to relocate to South Florida and return to public accounting. There he brought his experience and talent to work with two large accounting firms. His increasing responsibility led to a partnership. He continues to maintain his own practice. Mr. Gomolski currently serves as the Chief Financial Officer for a Private Equity Fund.

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

Communicating with the Board of Directors

Special Litigation Committee of the Board of Directors

Certain current and former directors and officers of the Company are parties to certain derivative litigations. The claims asserted in these litigations are assets of the Company. The Board of Directors of the Company (the “Board”) has determined that it is in the best interests of the Company and its shareholders to form a Special Litigation Committee of the Board (“Special Litigation Committee”) to investigate and evaluate the claims and allegations asserted in the Litigations and to make a determination as to how the Company should proceed with respect to the Litigations and the asserted claims and allegations.

The Board has determined that it is advisable and in the best interests of the Company and its shareholders that a Special Litigation Committee shall investigate the claims and allegations in the litigations and evaluate whether the Company should pursue any of the claims asserted in the litigations, as well as prepare such reports, arrive at such decisions, and take such other actions in connection with the litigations, as the Special Litigation Committee in its discretion deems appropriate and in the best interests of the Company and its stockholders, in accordance with New Jersey law.

The Board of Directors will appoint independent and disinterested directors to serve on the Special Litigation Committee, or, in the alternative, appoint a special counsel to report to the board on his investigation.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2019, none of our greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the years ended December 31, 2019 and 2018 for our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Award	Nonequity Incentive Plan Compensation	Change in PensionValue and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Jerome J. Gomolski (1)	2019	60,000	-	-	-	-	-	-	60,000

Jerome J. Gomolski	2018	50,000	-	-	-	-	-	-	50,000

Wiliam J.Delgado (2)	2019	240,000	-	-	-	-	-	-	240,000

Wiliam J.Delgado	2018	240,000	-	-	-	-	-	-	240,000

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

Key Employee Employment Agreements

We have an employment agreement with Chief Executive Officer, William Delgado.

In March 2019, the Company extended two consulting agreements with officers of HarmAlarm, Gary Ball and Robert Schneider.

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

In March 2019, we granted Robert Schneider 3,300,000 shares of common stock in connection with his consulting agreement.

On September 16, 2019, the Company issued 5,000,000, shares of its common stock with a fair value of $62,000 in exchange for the assets of HarmAlarm.

Outstanding Equity Awards at Fiscal Year End

 The following table provides information as of December 31, 2019 and December 31, 2018 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers:

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

2019 Option Exercises and Stock Vested

 There were no stock options that vested in 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Common Stock as of December 31, 2019 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of December 31, 2019 there were 643,121,926 shares of Common Stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner (4)	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock	William J. Delgado (2)	6,358,032	1.0
Common Stock	Jerome J. Gomolski (3)	5,000,000	0.8%
Common Stock	Gary Gray	4,000,000	0.6%
Common Stock	Ross L. Trevino	9,500,000	1.5%
	Total Beneficial Holders as a Group	24,858,032	3.9%

Applicable percentages are based on 643,121,923 shares outstanding as of December 31, 2019 and includes issued and outstanding shares of common stock as well as vested but unissued restricted shares. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting power.

Includes (a) 3,221,032 shares owned by Bronco Communications, LLC, an entity which Mr. Delgado controls and (b) 3,137,000 shares owned by Mr. Delgado's daughters.

Mr. Gomolski has 1,500,000 stock options of which all have vested.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of December 31, 2019 the Company had transactions with a related party: annual consultation fee of $120,000,Note payable of $679,500 and finders fee payable on closing of Rontan purchase agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by our independent accounting firm, Turner, Stone & Company, LLP (“TSC”), for the years ended December 31, 2019 and 2018 $ 117,000 and 50,000, respectively.

Other Fees

 There were no other services provided by TSC during the years ended December 31, 2019 and 2018.

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

GLOBAL DIGITAL SOLUTIONS, INC.

Date: April 29, 2020	By:	/s/ William J. Delgado
William J. Delgado
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ William J. Delgado	Chief Executive Officer	April 29, 2020
William J. Delgado	and Chairman of the Board (Principal Executive Officer)

/s/ Jerome J. Gomolski	Chief Financial Officer	April 29, 2020
Jerome J. Gomolski	(Principal Financial Officer and Principal Accounting Officer)

/s/ William J. Delgado	Director, Executive Vice President	April 29, 2020
William J. Delgado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Global Digital Solutions, Inc.
West Palm Beach, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Digital Solutions, Inc. (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
April 29, 2020

We have served as the Company’s auditor since 2017.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets
Current assets
Cash	$493,402	$8,100
Prepaid expenses	6,000	-
Total current assets	499,402	8,100

Equipment	26,282	-

Total assets	$525,684	$8,100

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$539,614	$672,284
Accrued expenses	714,244	917,633
Due to factor		-
Due to Officer		-
Financed insurance policy	11,187	11,187
Notes payable, net of discount of $0 and
$74,324-, respectively	3,683,000	1,999,676
Convertible notes payable, net of discount of $218,484
and $96,750, respectively	577,138	140,624
Derivative liability	1,158,008	562,175
Total current liabilities	6,683,190	4,303,579

Stockholders' deficit
Preferred stock, $0.001 par value, 35,000,000 shares
authorized, 1,000,000 shares issued and outstanding at
December 31, 2019 and 2018, respectively	1,000	1,000
Common stock, $0.001 par value, 2,000,000,000 shares
authorized, 643,121,923 and 579,900,814 shares issued and
outstanding at December 31, 2019 and 2018, respectively	643,122	579,901
Additional paid-in capital	32,152,715	30,785,442
Accumulated deficit	(38,954,344)	(35,661,822)
Total stockholders' deficit	(6,157,507)	(4,295,479)
Total liabilities and stockholders' deficit	$525,684	$8,100

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2019	2018

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	1,363,800	1,277,524
Total operating expenses	1,363,800	1,277,524

Loss from operations	(1,363,800)	(1,277,524)

Other (income) expense
Change in fair value of derivative liability	(461,275)	46,411
Financing costs	-	68,000
Interest expense	1,582,819	253,370
Amortization of Original issue discount	672,841	162,554
Settlement expense	-	43,764
Impairment Loss	62,000	-
Loss (Gain) on conversion of liabilities	72,337	(17,265)
Total other (income) expense	1,928,722	556,834

Net loss	$(3,292,522)	$(1,834,358)

Net loss per common share, basic and diluted	$(0.005)	$(0.003)

Weighted average common shares outstanding, basic	615,339,126	566,130,000

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2017	530,806,571	$530,807	1,000,000	$1,000	$30,282,937	$(33,827,464)	$(3,012,720)

Shares sold	6,831,818	6,832	-	-	18,914	-	25,746

Shares Issued for conversion of debt	9,034,091	9,034	-	-	5,966	-	15,000

Shares issued for financing fees	7,500,000	7,500	-		49,500	-	57,000

Shares issued for services	25,728,334	25,725	-	-	274,397	-	300,125

Reduction in derivative liability	-	-	-	-	98,787	-	98,787

Debt discounts related to warrants	-	-	-	-	54,941	-	54,941

Net loss	-	-	-	-		(1,834,358)	(1,834,358)

Balance, December 31, 2018	579,900,814	$579,901	1,000,000	$1,000	$30,785,442	$(35,661,822)	$(4,295,479)

Shares sold	28,613,888	28,614	-	-	257,524		286,138

Warrants issued in connection with convertible notes					113,545		113,545

Shares issued for financing fees	8,049,266	8,049	-	-	91,762		99,811

Shares issued for acquisition	5,000,000	5,000			57,000		62,000

Shares issued for services	18,500,000	18,500	-		210,900		229,400

Reduction in derivative liability	-	-	-	-	639,600		639,600

Warrant exercise	3,057,955	3,058	-	-	(3,058)		-

Net loss	-	-	-	-	-	(3,292,522)	(3,292,522)

Balance, December 31, 2019	643,121,923	$643,122	1,000,000	$1,000	$32,152,715	$(38,954,344)	$(6,157,507)

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2019	2018

Cash flows from operating activities:
Net loss	$(3,292,522)	$(1,834,358)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of debt discount	672,841	162,554
Change in fair value of derivative liability	(461,275)	46,411
Stock-based compensation	229,400	300,125
Shares issued for financing costs	99,810	57,000
Financing Costs	-	9,000
Impairment Loss	62,000	-
Interest expense from derivative liability	1,156,778	121,166
Extension Fees	69,748	77,750
Loss (Gain) on settlement of liabilities	72,337	(17,265)
Changes in operating assets and liabilities:	-	-
Prepaid expenses	(6,000)	20,000
Accounts payable	(132,669)	15,526
Accrued expenses	10,273	623,615
Due to officer	47,000	(21,920)
Net cash provided by (used in) operating activities	(1,472,279)	(440,396)

Cash flows from investing activities:
Purchase of Equipment	(26,282)	-
Net cash provided by (used in) investing activities	(26,282)	-

Cash flows from financing activities:
Proceeds from notes payable	1,550,000	350,000
Repayments of notes payable	(382,000)	(30,000)
Proceeds from convertible notes payable	871,975	101,250
Repayments of convertible notes payable	(342,250)	(31,500)
Payments to factor	-	(60,000)
Proceeds from sale of common shares	286,138	25,746
Net cash provided by (used in) financing activities	1,983,863	355,496

Net increase (decrease) in cash	485,302-	(84,900)

Cash at beginning of year	8,100	93,000

Cash at end of year	$493,402	$8,100
Supplementary disclosure of non-cash investing and financing activities
Discount on convertible notes payable	$66,775	$1,250
Discount from warrants issued with convertible notes payable	$113,545	$4,563
Discount from derivative on convertible notes payable	$539,930	$110,437
Reduction in derivative liability from payments on convertible notes	$-	$98,787
Payments to officer from proceeds from notes payable	$639,600	$50,000
Discount on notes payable	-	$167,000
Discount from warrants issued with notes payable	-	$50,378
Accrued expenses settled through convertible notes payable	-	$43,633
Convertible debt settled through issuance of common shares	-	$15,000
Accrued expenses settled through notes payable		$200,000
Write off of fully depreciated assets	$17,890
Shares issued for acquisition	$62,000
Cashless warrant exercisr	$3,058

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

In March of 2019, the Company acquired HarmAlarm (“HA”). HA was formed in 2002 as a private Texas company to pursue Infrared commercial applications in the aviation services area. HA is developing an updated version of the system known as Pilot Assisted Landing Systems (PALS). The precision and robustness of PALS has generated a host of new applications mainly through “landing trajectory” optimization which provides additional safety margin against weather related hazardous conditions, like wind shear, wake turbulence, icing, as well as low ceilings and fog.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the year ended ,December 31, 2019, incurred a net loss of $3,292,522 and used net cash of $1472,279 to fund operating activities. At December 31, 2019, we had cash of $493,402, an accumulated deficit of $38,954,344, a working capital deficit of $6,183,789, and stockholders’ deficit of $6,157,507. We have funded our activities to date almost exclusively from equity and debt financings.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, NACSV, GDSI Florida, LLC, Global Digital Solutions, LLC and HarmAlarm. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2019 and 2018. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Year Ended
	December 31,	December 31,
	2019	2018

Convertible notes and accrued interest	111,323,174	163,700,000
Preferred Stock	237,955,112	214,560,000
Stock options	13,650,002	13,650,002
Warrants	18,500,000	10,500,000
Potentially dilutive securities	381,428,288	402,410,002

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

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842. This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard was effective for our interim and annual periods beginning January 1, 2019 and was applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has evaluated the timing of adoption and the potential impact of this standard on our financial position, and determined it did not have a material impact on our financial position or results of operations.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	December 31,	December 31,
	2019	2018
Accrued compensation to executive officers	262,984	$572,437
Accrued professional fees and settlements	196,665	196,663
Accrued interest	254,595	148,533
Total accrued expenses	$714,244	$917,633

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at December 31, 2019 and December 31, 2018. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the years ended December 31, 2019 and 2018:

Balance at beginning of period	$562,175	$382,948
Additions	1,696,708	231,603
Settlements	(639,600)	(98,787)
Change in fair value	(461,275)	46,411
Balance at end of year	$1,158,008	$562,175

Embedded Derivative Liabilities of Convertible Notes

At December 31, 2019, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate –2.40%; term -1.0 years; volatility – 185.0%; dividend rate – 0%. At December 31, 2018, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate- 2.45%%; term - .25 years; volatility – 193.28%; dividend rate – 0%.

NOTE 5 – NOTE PAYABLE

Convertible Note Payable

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 157,974,360 and 82,557,576 at December 31, 2019 and 2018, respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017 and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of December 31, 2019, and through the date of this report, the principal balance totaling $48,610 is outstanding and remains in default.

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2017 and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of December 31, 2019, and through the date of this report, the principal balance totaling $59,514 is outstanding and remains in default.

During November 2018, the Company entered into a nine-month 12% convertible note payable with Actus Fund, LLC totaling $90,000. The note is convertible into common stock at a conversion price equal to 50% of the lowest trading/closing price for the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and is revalued at each reporting date. In connection with the convertible note, the Company issued 2,500,000 warrants exercisable at $0.0069 over 5 years. At issuance, the derivative liability and warrants were valued at $192,600 and $17,500, resulting in a $90,000 discount on the convertible note at origination. The warrants were valued using the Black Scholes Merton model and the key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 3.07% and estimated volatility of the Company’s common stock of 255%. The derivative liability was valued using the Black Scholes Merton model and the key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.33% and estimated volatility of the Company’s common stock of 190%. The note was paid off on May 15, 2019.

On August 19, 2019, the Company entered into a convertible promissory note arrangement with Actus Fund, LLC in the principal amount of $142,750. The principal amount of the note with interest at 12% is due on May 19, 2020. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of the issuance date of the financial statements the note remains outstanding.

During December 2018, the Company entered into a Securities Purchase Agreement with Adar Alef, LLC containing up to four one-year 8% convertible notes payable with Adar Alef, LLC totaling $105,000. The notes include an original issue discount of 5% of all amounts funded such that the purchase price for each note shall be $25,000. The notes are convertible into common stock at a conversion price equal to 60% of the lowest trading price for the 20 trading days prior to conversion. The first $26,500 note was funded in December 2018 and principal and interest are due at maturity in December 2019. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value of on the date of issuance and is revalued at each reporting date. At issuance, the derivative liability was valued at $39,000, resulting in a $25,000 discount on the convertible note at origination. The derivative liability was valued using the Black Scholes Merton model and the key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.006 at issuance date; a risk-free interest rate of 2.62% and estimated volatility of the Company’s common stock of 188%. The note was paid off on June 24, 2019.

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

On February 26, 2019, the Company entered into a 10% Convertible Promissory Note with Tangiers Global LLC. in the principal amount of $55,000 due on February 26, 220. The note is convertible into shares of the Company’s common stock. The conversion price shall equal 55% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert part of all of the note. The note was paid off on September 19,2019.

On March 7, 2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $58,000 due on March 7, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off on September 19, 2019.

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

On September 24,2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $58,000 due on September 24, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of the issuance date of these financial statements, the note remains outstanding.

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

Notes Payable

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at December 31, 2019 and through the date of this report.

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million, amended in 2019 and increased to $1,850,000. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit (Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. $300,000 was received by the Company in December 2017. The $300,000 note remains outstanding and in good standing as of December 31, 2019 and 2018, and through the date of this report.

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

Under the terms of the Vox note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2019, consulting fees totaling $120,000 were added to the note principal and are included in the note balance at December 31, 2019. The note had a balance of $686,500 and $584,000 as of December 31, 2019 and 2018, respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however Vox has voluntarily refrained from making demand prior to the Resolution Funding Date.

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

Under the terms of the RLT note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2019, consulting fees totaling $120,000 were added to the note principal and are included in the note balance at December 31, 2019. The note had a balance of $679,500 and $584,000 as of December 31, 2019 and 2018, respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however RLT has voluntarily refrained from making demand prior to the Resolution Funding Date. RLT was granted a first priority security interest in the Litigation Proceeds and is pari passu to Parabellum and Vox. To that end, they share in the litigation in a priority position to proceed to repay the note.

During April 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $50,000 (the “Investment Agreement”). The $50,000 proceeds were paid directly to Bill Delgado to reimburse expenses incurred on behalf of the Company. Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $50,000 proceeds plus a 50% return, or $25,000 (the “Investment Return”) within seven (7) months from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $9,000 which were recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.009 at issuance date; a risk-free interest rate of 2.60% and estimated volatility of the Company’s common stock of 235%. During November 2018, the Company defaulted on the Investment Agreement. Company and the Purchaser amended the Investment Agreement. On May 28, 2019, the Company amended the March 28, 2018 $50,000 note payable. The Company agreed to increase the holder's return by $25,000 to $50,000 and repaid the original $50,000 principal in May 2019. Additionally, the holder is to receive 1,000,000 additional common stock warrants under the same terms as the original March 2018 warrants and the holder will receive $15,000 in common stock at a 20% discount to the closing price on the date the $50,000 holder's return is paid. As of the issuance date of these financial statements, the outstanding balance was $0.

During April 2018, the Company entered into a one-month $30,000 note payable with $18,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $12,000 original issue discount. As of December 31, 2018, the note had been repaid.

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. As of December 31, 2019, and through the date of this report, the $36,000 note remained outstanding.

During May 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $13,000 which were recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.75% and estimated volatility of the Company’s common stock of 220%. During August 2018, the Company defaulted on the Investment Agreement. As of December 31, 2019, and through the date of this report, the $200,000 principal and $20,000 Investment Return remained outstanding.

During June 2018, the Company entered in to a one-year $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $35,000 of which $28,378 was recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.008 at issuance date; a risk-free interest rate of 2.62% and estimated volatility of the Company’s common stock of 218%. At December 31, 2019, the $300,000 note remained outstanding. The Company defaulted on the note at maturity in June 2019 and the note remained outstanding through the date of this report. The note contains a default interest rate of 10% plus a 5% penalty of the outstanding balance of the note. The note holder has voluntarily refrained from making demand for repayment under the default provisions of the note, which would require the Company to pay the holder 130% of the outstanding principal and interest accrued at the default rate. As of December 31, 2019, and through the date of this report, $100,000 principal remained outstanding.

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

John Ramsey and Carl D. Dekle, as Personal Representative of the Estate of Brian Dekle, Deceased v. Global Digital Solutions, Inc.; North American Custom Specialty Vehicles, Inc.; and Richard J. Sullivan – United States District Court, Middle District of Florida, Case No.: 6:15-cv-01633-ACC-GJK

Brian A. Dekle and John Ramsay filed suit against the Company and its wholly owned subsidiary, North American Custom Specialty Vehicles, Inc. (“NACSV”), in the Circuit Court of Baldwin Alabama, on January 14, 2015, case no. 05-CV-2015-9000050.00, relating to our acquisition of NACSV (the ''Dekle Action"). Prior to instituting the Dekle Action, in June 2014, the Company had entered into an equity purchase agreement with Dekle and Ramsay to purchase their membership interest in North American Custom Specialty Vehicles, LLC. The Dekle Action originally sought payment for $300,000 in post-closing consideration Dekle and Ramsay allege they are owed pursuant to the equity purchase agreement.

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

On September 30, 2105, the Court granted the Company’s Renewed Motion to Transfer Venue. The case was transferred to the Middle District of Florida.

On September 2, 2016, a Notice of Settlement was filed by Global Digital Solutions, Inc., North American Custom Specialty Vehicles, Inc., and Richard J. Sullivan.

On September 8, 2016, an Order was entered dismissing the case without prejudice and subject to the right of the parties to submit a stipulated form of final order or judgment or to move to reopen the action, upon good cause shown,

On July 27, 2017, the Company and Dekle and Ramsay entered into to a Settlement Agreement. The Company and the plaintiff came to the following agreements:

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

PowerUp Lending Group, LTD., v. North American Custom Specialty Vehicles, Inc. a Delaware Corporation d/b/a NACS Vehicles, Inc. a Subsidiary of Global Digital and Global Digital Solutions, Inc. and Jerome J. Gomolski – United States District Court for the Eastern District of New York – Case No.: 2:16-cv-01025-ADS-AYS

On September 13, 2017 Power Up received a default judgment against the Company in the amount of $109,302.00. The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018, the company has paid the entire amount (Note 5).

On June 14, 2018, a Satisfaction of Judgment regarding the Default Judgment was entered in favor of Power Up Lending Group, Ltd. against Global Digital Solutions, Inc., Jerome J. Gomolski, and North American Custom Specialty Vehicles, Inc.

Global Digital Solutions, Inc. et. al. v. Communications Laboratories, Inc., et. al., Eighteenth Judicial Circuit in and for Brevard County, Case No.: 05-2015-CA-012250

On January 19, 2015 the Company and NACSV filed suit against Communications Laboratories, Inc., ComLabs Global, LLC, Roland Lussier, Brian Dekle, John Ramsay and Wallace Bailey for conversion and breach of contract in a dispute over the payment of a $300,000 account receivable that ComLabs owed to NACSV but sent payment directly to Brian Dekle. The case was filed in the Eighteenth Judicial Circuit in and for Brevard County Florida, case no. 05-2015-CA-012250. On February 18, 2015 (i) defendants Communications Laboratories, Inc., ComLabs Global, LLC and Roland Lussier and (ii) defendant Wallace Bailey filed their respective motions to dismiss seeking, among other things, dismissal for failure to state valid causes of action, lumping and failure to post a non-resident bond. On February 26, 2015, defendants Dekle and Ramsay filed their motion to dismiss, or stay action, based on already existing litigation between the parties. NACSV filed its required bond on March 2, 2015.

Jeff Hull, Individually and on Behalf of All Others Similarly Situated v. Global Digital Solutions, Inc., Richard J. Sullivan, David A. Loppert, William J. Delgado, Arthur F. Noterman and Stephanie C. Sullivan United States District Court, District of New Jersey (Trenton), Case No. 3:16-cv-05153-FLW-TJB

On August 24, 2016, Jeff Hull, Individually and on Behalf of All Others Similarly Situated (“Hull”) filed suit in the United States District Court for the District of New Jersey against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”), David A. Loppert (“Loppert”), William J. Delgado (“Delgado”), Arthur F. Noterman (“Noterman”) and Stephanie C. Sullivan (“Stephanie Sullivan”) seeking to recover compensable damages caused by Defendants’ alleged violations of federal securities laws and to pursue remedies under the Securities Exchange Act of 1934. On January 18, 2018, pursuant to the Court’s December 19, 2017 Order granting Plaintiff Hull leave to file an amended Complaint, Plaintiff Hull filed a Second Amended Complaint against Defendants. On February 8, 2018, Defendants GDSI and Delgado filed a Second Motion to Dismiss the Complaint. On February 8, 2018, Defendant Loppert filed a Motion for Extension of Time to File an Answer. On February 13, 2018, Defendant Loppert filed a Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 20, 2018, Plaintiff Michael Perry (“Perry”) filed a Brief in Opposition to Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint and to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 26, 2018, Defendants GDSI and Delgado filed a Reply Brief to Plaintiff Michael Perry’s Brief in Opposition to their Motion to Dismiss the Second Amended Complaint. On February 26, 2018, Defendant Loppert filed a Response in Support of Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint. On March 12, 2018, Defendant Loppert filed a Reply Brief to Plaintiff Perry’s Brief in Opposition to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On September 14, 2018, an Order was entered denying the Defendants GDSI and Loppert’s Motions to Dismiss. On September 28, 2018, both Defendants filed Answers to the Amended Complaint. On February 13, 2019, an Order was entered referring the case to mediation. The parties were to submit a status report by April 15, 2019. On June 12, 2019, Plaintiff Perry filed a Motion for Entry of an Order Preliminarily Approving Class Action Settlement and Establishing Notice Procedures. On July 15, 2019, an Order was entered granting Plaintiff Perry’s Motion for Entry of Preliminary Approval of a Class Action Settlement. On October 9, 2019, Plaintiff Perry filed a Motion for Entry of an Order Granting Final Approval of a Class Action Settlement and a Motion for Attorney Fees, Reimbursement of Expenses, and Awards to Lead Plaintiff and Lopez. On November 6, 2019, an Order was entered granting Plaintiff Perry’s Motion for Attorney Fees. On November 6, 2019, and Order and Final Judgment was entered granting Plaintiff Perry’s Motion for Settlement. This settlement amount was paid for by the Director’s and Officer’s insurance. Attorney’s fees were included in the settlement amount. No amount is accrued or paid from the Company.

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

Adrian Lopez, Derivatively and on behalf of Global Digital Solutions, Inc. v. William J. Delgado, Richard J. Sullivan, David A. Loppert, Jerome J. Gomolski, Stephanie C. Sullivan, Arthur F. Noterman, and Stephen L. Norris United States District Court for the District of New Jersey, Case No. 3:17-cv-03468-PGS-LHG

On September 19, 2016, Adrian Lopez, derivatively, and on behalf of Global Digital Solutions, Inc., filed an action in New Jersey Superior Court sitting Mercer County, General Equity Division. That action was administratively dismissed for failure to prosecute. Plaintiff Lopez, through his counsel, filed a motion to reinstate the matter on the general equity calendar on or about February 10, 2017. The Court granted the motion unopposed on or about April 16, 2017. On May 15, 2017, Defendant William Delgado (“Delgado”) filed a Notice of Removal of Case No. C-70-16 from the Mercer County Superior Court of New Jersey to the United States District Court for the District of New Jersey. On May 19, 2017, Defendant Delgado filed a First Motion to Dismiss for Lack of Jurisdiction. On May 20, 2017, Defendant David A. Loppert (“Loppert”) filed a Motion to Dismiss for Lack of (Personal) Jurisdiction. On June 14, 2017, Plaintiff Adrian Lopez (“Lopez”) filed a First Motion to Remand the Action back to State Court. On June 29, 2017, Defendant Delgado filed a Memorandum of Law in Response and Reply to the Memorandum of Law in Support of Plaintiff’s Motion to Remand and in Response to Defendants’ Delgado’s and Loppert’s Motions to Dismiss. On January 1, 16, 2018, a Memorandum and Order granting Plaintiff’s Motion to Remand the case back to the Mercer County Superior Court of New Jersey was signed by the Judge and entered on the Docket. Defendants Delgado and Loppert’s Motions to Dismiss were denied as moot. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. The Court held a hearing on the motions to dismiss and consolidate. Jurisdictional discovery was ordered. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint. The Company believes the likelihood of an unfavorable outcome of the dispute is remote. On October 12, 2018, the Court granted Defendants’ Motion to Dismiss for Lack of Personal Jurisdiction. On October 15, 2018, an Order was entered denying without prejudice Plaintiff’s Motion to Consolidate.

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

PMB Helin Donovan, LLP vs. Global Digital Solutions, Inc. in the Circuit Court for the 15TH Judicial Circuit in and for Palm Beach County, Florida, Docket No.: 50-2017-CA-011937-XXXX-MB

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”), settled the matter for Forty Thousand Dollars ($40,000.00), of which the first payment of Ten Thousand Dollars ($10,000.00) was paid on May 16, 2018. The $40,000 is included in accounts payable as of December 31, 2019.

Jennifer Carroll, vs. Global Digital Solutions, Inc., North American Custom Specialty Vehicles, Inc., in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Case N0.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”), and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000.00) plus fees of Thirteen Thousand Three Hundred Fifty-Three Dollars Forty-Four Cents ($13,353.44) and costs of six hundred twenty-four dollars thirty cents ($624.30).

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

On March 1, 2019, the Company entered into a consulting agreement with a former key employee of HarmAlarm. The agreement commenced on March 1, 2019 and shall continue for a period of thirty-six (36) months. The agreement may only be terminated by either incapacitation or death of consultant or for cause with ten (10) days written notice. During the term of the agreement consultant will be paid an hourly rate of $50.00 per hour.

On December 23, 2019 the Company entered into a consulting agreement with a company to assist development of the Company’s corporate and business plan. The agreement was effective on December 23, 2019 for a six - month period. The Company will pay the consultant a monthly retainer of $7,500 of which $3,750 will be in cash and the other 50% in common stock of the Company.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At December 31, 2019 and 2018, 1,000,000 shares of preferred stock were outstanding.

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

Common Stock

We are authorized to issue 2,000,000,000 shares of common stock, $0.001 par value per share. At December 31, 2019 and 2018, 643,121,923 and 579,900,814 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively.

Common Stock Warrant

We have issued warrants, which are fully vested and available for exercise, as follows:

Class of Warrant	Issued in connection with or for	Number outstanding	Exercise Price	Date of Issue	Date Vest	Date of Expiration
A-5	Financing	1,000,000	$0.01	April 3, 2018	April 3, 2018	April 3, 2023
A-6	Financing	2,000,000	$0.01	May 15, 2018	May 15, 2018	May 15, 2021
A-7	Financing	5,000,000	$0.01	June 1, 2018	June 1, 2018	June 1, 2021
A-8	Financing	2,500,000	$0.0069	Nov. 2, 2018	Nov. 2, 2018	Nov. 2, 2023
A-9	Financing	6,250,000	$0.01	Feb. 2, 2019	Feb. 2, 2019	Feb. 2, 2022
A10	Financing	3,750,000	$0.01	Jan. 10, 2019	Jan. 10, 2019	Jan. 10, 2024
A-11	Financing	5,000,000	$0.01	May 10, 2019	May 10, 2019	May 10, 2022
		25,500,000

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

The following is a summary of outstanding and exercisable warrants at December 31, 2019:

	Outstanding				Exercisable

	Weighted
	Average	Outstanding	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/19	Life (in yrs.)	Price	at 12/31/19	Price
$0.01	1,000,000	3.26	$0.01	1,000,000	$0.01
$0.01	2,000,000	1.37	$0.01	2,000,000	$0.01
$0.01	5,000,000	1.40	$0.01	5,000,000	$0.01
$0.0069	2,500,000	3.85	$0.0069	2,500,000	$0.0069
$0.01	6,250,000	1.92	$0.01	6,250,000	$0.01
$0.01	3,750,000	4.0	$0.01	3,750,000	$0.01
$0.01	5,000,000	2.5	$0.01	5,000,000	$0.01
0.0069 to 0.01	25,500,000	2.0	$0.01	25,500,000	$0.01

The following is a summary of outstanding and exercisable warrants at December 31, 2018:

	Outstanding				Exercisable
	Weighted Average	Outstanding
	Number Outstanding	Remaining Contractual	Weighted Average		Weighted Average
Range of Exercise	at 12/31/18	Life (in yrs.)	Exercise Price	Number Exercisable at 12/31/18	Exercise Price
$0.01	1,000,000	326	$0.01	1,000,000	$0.01
$0.01	2,000,000	1.37	$0.01	2,000,000	$0.01
$0.01	5,000,000	1.40	$0.01	5,000,000	$0.01
$0.0069	2,500,000	385	$0.0069	2,500,000	$0.0069
0.0069 to 0.01	10,500,000	217	$0.0093	10,500,000	$0.0093

The intrinsic value of warrants outstanding at December 31, 2019 and 2018 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

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

  Stock-based compensation expense for the years ended December 31, 2019 and 2018 was $229,400 and $300,125 respectively.

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At December 31, 2019 and 2018 we have outstanding 13,650,002 stock options - all of which are fully-vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 7.5 years as of December 31, 2018. During 2016 1,449,998 unvested stock options were either forfeited due to employees leaving the Company or cancelled by the Board due to performance levels not being met. Any compensation amount previously recognized on the straight-line basis relating to the unvested stock options were reversed in the period of cancellation or forfeiture. The remaining 533,334 options vested during the year ended December 31, 2016. There were no options granted, exercised, or forfeited during the years ended December 31, 2019 and 2018.

During the years ended December 31, 2019 and 2018 we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding at December 31, 2019 and 2018 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

					December 31, 2019
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

The aggregate intrinsic value of the restricted stock grant was $0 at December 31, 2019 and 2018.

NOTE 8 – INCOME TAXES

Reconciliations between the statutory rate and the effective tax rate for the year ended December 31, 2019 consist as follows:

	2019
	(rounded to nearest thousand)
Income tax (expense) benefit at	Amounts	Rate
statutory federal rate of 21%	$681	-21%
Permanent differences	94	-3%
Increase (decrease) in valuation allowance	(775)	24%
Income tax expense (benefit) at
Company's effective tax rate	$-	0%

	TOTAL	2019	TOTAL
	12/31/2018	Activity	12/31/2019

Net Operating Loss Carryforward	$12,151,033	$3,694,466	$15,845,499

NOL tax benefit	$3,007,000	$775,838	$3,782,838
Stock based compensation (sum of orange)	2,908,000		2,908,000
Accrued expenses	26,000		26,000
Amortization and depreciation	19,000		19,000
Impairment of intangible assets	243,000		243,000
Total Deferred Tax Assets	6,203,000	775,838	6,978,838

Valuation allowance	(6,203,000)	(775,838)	(6,978,838)
	$-	$-	$-

As of December 31, 2019, the Company had $15,845,499 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $776,000 for the year ended December 31, 2019, related to the current year activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of December 31, 2019, there were no unrecognized tax benefits, or any tax related interest or penalties.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to officer

During the year ended December 31, 2019 William Delgado paid approximately $47,000 of expenses incurred by the Company the amount is included in accrued expenses at December 31, 2019.

During the year ended December 31, 2018, approximately $170,000 of expenses incurred by the Company were paid by Dragon Acquisitions and Bronco Communications, entities controlled by William J. Delgado. The Company reimbursed approximately $242,000 to these entities for 2018 expenses and $72,000 in unreimbursed expenses as of December 31, 2018.

RLT Consulting

At December 31, 2019 the company had a note payable to RLT consulting and a consulting agreement see (Note 5). RLT Consulting is owned by Ross Trevino, a Vice President of GDSI Inc.

Dragon Acquisitions

During 2017 the Company assumed a note payable from Dragon Acquisitions (see Note 5). Dragon Acquisitions is owned by William Delgado Chairman and CEO of GDSI Inc.

Accounts Payable

	December 31,	December 31,
	2019	2018
RLT Consulting	$21,591	$33,841
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$78,690	$90,940

 Accrued Compensation

 At December 31, 2019 and December 31, 2018, we had $192,646 and $506,602 payable to William J. Delgado and $70,338 and $65,835 to Jerome Gomolski, respectively.

At December 31, 2019 and December 31, 2018 we had
		William	Jerome
	Total	Delgado	Gomolski
Balance 12/31/2018	$572,437	$506,602	$65,835

2019 Salary	300,000	240,000	60,000
Payments	(609,453)	(553,956)	(55,497)

Balance 12/31/2019	$262,984	$192,646	$70,338

NOTE 10 – SUBSEQUENT EVENTS

  On February 7, 2020 the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000 due on February 7,2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of the issuance date of these financial statements, the note remains outstanding.

               On April 15, 2020 the Company and Platinum Point Capital LLC entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $82,500 due on April 15,2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest twenty trading dates period ending on the latest complete trading date prior to the Conversion date. As of the issuance date of these financial statements, the note remains outstanding.

                   On January 24,2020 the Company issued 281,955 common shares to a consultant pursuant to the consulting agreement of December 23,2019.

                    On January 31, 2020 the Company issued 2,000,000 common shares to Crown Bridge in accordance with the note payable conversion feature. Crown Bridge converted $8,050 of principal 750.00 of fees. The remaining principal balance of the First Tranche after the conversion is $16,950.00

                    On April 17, 2020 the Company issued 796,053 common shares to Tangiers Global for the Forbearance Agreement dated April 16,2020 to the $137,500 Convertible Promissory Note dated October 16, 2019. This agreement extended the conversion feature of the note from April 16,2020 until May 16, 2020.

 Pursuant to the ongoing discussions with GHS Investments, LLC in April 2020, Management has agreed to issue a warrant to purchase 1,000,000 shares of common stock under similar terms and conditions as the previous warrants.