Form 10-Q
period 2020-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2020-05-20
CIK 1011662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 19, 2020, there were 642,928,878 shares of the registrant’s common stock outstanding.

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

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Assets
Current assets
Cash	$2,887	$493,402
Prepaid expenses	6,000	6,000
Total current assets	8,887	499,402

Equipment, net of accumulated depreciation of $0 at March 31, 2020	26,282	26,282
and $0 at December 31, 2019.
Software Development Cost	42,108	-
	68,390	26,282

Total assets	$77,277	$525,684

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$539,497	$539,614
Accrued expenses	638,619	714,244
Financed insurance policy	11,187	11,187
Notes payable, net of discount of $0 and $0 respectively	3,632,000	3,683,000
Convertible notes payable, net of discount of $213,418
and $218,484, respectively	657,654	577,138
Derivative liability	2,952,011	1,158,008
Total current liabilities	8,430,968	6,683,191

Stockholders' deficit
Preferred stock, $0.001 par value, 35,000,000 shares
authorized, 1,000,000 shares issued and outstanding at
March 31,2020 and December 31, 2019, respectively	1,000	1,000
Common stock, $0.001 par value, 2,000,000,000 shares
authorized 645,403,878 and 643,121,923 shares issued and
outstanding at March 31, 2020 and December 31, 2019, respectively	645,404	643,122
Additional paid-in capital	32,251,008	32,152,715
Accumulated deficit	(41,251,103)	(38,954,344)
Total stockholders' deficit	(8,353,691)	(6,157,507)
Total liabilities and stockholders' deficit	$77,277	$525,684

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2020	2019

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	247,208	156,847
Total operating expenses	247,208	156,847

Loss from operations	(247,208)	(156,847)

Other (income) expense
Change in fair value of derivative liability	1,657,703	(225,051)
Interest expense	225,782	412,791
Amortization of Original issue discount	166,066	-
Total other (income) expense	2,049,551	187,740

Net loss	$(2,296,759)	$(344,587)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic	619,222,584	539,234,148

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of Changes in STOCKHOLDERS' DEFICIT
(Unaudited)

For the three months ended March 31, 2020
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2019	643,121,923	$643,122	1,000,000	$1,000	$32,152,715	$(38,954,344)	$(6,157,507)

Shares Issued for conversion of debt	2,000,000	2,000	-	-	6,800		8,800

Shares issued for services	281,955	282	-	-	4,793	-	5,075

Reduction in derivative liability	-	-	-	-	86,700	-	86,700

Net loss	-	-	-	-	-	(2,296,759)	(2,296,759)

Balance March 31, 2020	645,403,878	$645,404	1,000,000	$1,000	$32,251,008	$(41,251,103)	$(8,353,691)

For the three months ended March 31, 2019

Balance December 31, 2018	579,901,814	$579,901	1,000,000	$1,000	$30,785,442	$(35,661,822)	$(4,295,479)
Shares sold	25,000,000	25,000	-	-	225,000		250,000

Reduction in derivative liability	-	-	-	-	53,992	-	53,992

Net loss	-	-	-	-	-	(344,587)	(344,587)

Balance, March 31,2019	604,901,814	$604,901	1,000,000	$1,000	$31,064,434	$(36,006,409)	$(4,336,074)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
	For the three months ending
	March 31,2020	March 31,2019

Cash flows from operating activities:
Net loss	(2,296,759)	$(344,587)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of debt discount	166,066
Change in fair value of derivative liability	1,657,703	(225,001)
Shares issued for services	5,075
Operating expenses settled through debt proceeds	3,000
Shares issued for financing costs	-	63,516
Interest expense from derivative liability	62,000	309,653
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable	(117)	(79,822)
Accrued expenses	(14,875)	23,319
Net cash used in operating activities	(417,907)	(252,922)

Cash flows from investing activities:
Software Development Cost	(42,108)
Purchase of Equipment	-	(3,382)
Net cash provided by (used in) investing activities	(42,108)	(3,382)

Cash flows from financing activities:
Proceeds from notes payable		138,000
Repayments of notes payable	-	(13,000)
Proceeds from convertible notes payable	100,000	-
Repayments of convertible notes payable	(130,500)	-
Net cash provided by (used in) financing activities	(30,500)	125,000

Net decrease) in cash	(490,515)	(131,304)

Cash at beginning of year	493,402	8,100

Cash at end of year	$2,887	$(123,204)

Supplementary disclosure of non-cash investing and financing activities
Accrued expenses settled through convertible notes payable	$60,000
Discount from derivative on convertible notes payable	$161,000
Convertible debt settled through issuance of common shares	$8,800
Reduction in derivative liability from payents/conversions on convertible notes	$86,700

 The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the Three (3) Months ended on March 31, 2020, incurred a net loss of $2,296,759 and used net cash of $417,907 to fund operating activities
At March 31, 2020, we had cash of $2,887, an accumulated deficit of $41,251,103 a working capital deficit of
$ 8,422,081and stockholders’ deficit of $8,353,691. We have funded our activities to date almost exclusively from equity and debt financings.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2020 and 2019 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on April 29, 2020.

The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2020 and December 31, 2019. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended
	March 31,	March 31,
	2020	2019

Convertible notes and accrued interest	195,832,289	163,700,000
Preferred Stock	238,799,435	214,560,000
Stock options	13,650,002	13,650,002
Warrants	5,000,000	10,500,000
Potentially dilutive securities	453,281,726	402,410,002

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

Recent Accounting Pronouncements

Management is evaluating the new accounting pronouncements but doesn’t expect them to have material impact on our financial position or results of operations.

NOTE 3 – ACCRUED EXPENSES

As of March 31, 2020 and December 31, 2019 accrued expenses consist of the following amounts:

	March 31, 2020	December 31, 2019
Accrued compensation to executive officers and employee	$91,207	$262,984
Accured professional fees and settlements	196,664	196,665
Accured interest	350,748	254,595
	$638,619	$714,244

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at March 31, 2020 and December 31, 2019. The Derivative liabilities are Level 3 fair value measurements.

Embedded Derivative Liabilities of Convertible Notes

At March 31, 2020, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate 0.15%%; term - 6 months; volatility –190%; dividend rate – 0%. At March 31, 2019, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate- 2.4%%; term - 6 months volatility – 172.2%; dividend rate – 0%.

NOTE 5 – NOTE PAYABLE

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million, amended in 2019 and increased to $1,850,000. Under the terms of the agreement, the Company is to  receive milestone payments based on the progress of the Company’s lawsuit (Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. $300,000 was received by the Company in December 2017. As of December 31, 2019, and March 31, 2020 and through the date of this report, the $1,850,000 note remains outstanding.

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at March 31, 2020 and through the date of this report.

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

Under the terms of the Vox note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the three -month period ended March 31, 2020, consulting fees totaling $30,000 were added to the note principal and are included in the note balance of $716,500 as of March 31, 2020 and $686,500 as of December 31. 2019 Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however Vox has voluntarily refrained from making demand prior to the Resolution Funding Date.

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

Under the terms of the RLT note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017, causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the quarter ended March 31, 2020, consulting fees totaling $30,000 were added to the note principal and are included in the note balance of $709,500 as of March 31, 2020 and $679,500 as of December 31, 2019.

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

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. As of December 31, 2019, and March 31, 2020 and through the date of this report, the $36,000 note remained outstanding.

During May 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. As of December 31, 2019, and March 31, 2020 and through the date of this report, the $200,000 principal and $20,000 Investment Return remained outstanding.

During June 2018, the Company entered in to a one-year $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The Company defaulted on the note at maturity in June 2019 and the note remained outstanding through the date of this report. The note contains a default interest rate of 10% plus a 5% penalty of the outstanding balance of the note. The note holder has voluntarily refrained from making demand for repayment under the default provisions of the note, which would require the Company to pay the holder 130% of the outstanding principal and interest accrued at the default rate. As of December 31, 2019, and March 31, 2020, and through the date of this report, $100,000 principal remained outstanding.

The June 2018 note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of SHMP, another public company in which Mr. Delgado is a director and Chief Financial Officer.

For other obligations, please see the Form 10K for the year ending December 31, 2019 filed with the Securities and Exchange Commission on April 29, 2020.

Convertible Note Payable

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 54,926,552 shares and 157,874,360 shares at March 31, 2020, and December 31, 2019, respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017 and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of March 31, 2020, and December 31, 2019, and through the date of this report, the principal balance totaling $48,610 is outstanding and remains in default.

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2017 and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of March 31, 2020, and December 31, 2019, and through the date of this report, the principal balance totaling $59,514 is outstanding and remains in default.

On August 19, 2019, the Company entered into a convertible promissory note arrangement with Actus Fund, LLC in the principal amount of $142,750. The principal amount of the note with interest at 12% is due on May 19, 2020. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of March 31, 2020, and December 31, 2019, and through the date of this report, the principal balance totaling $142,750 is outstanding and in default.

On January 21, 2019, the Company entered into a Convertible Promissory Note with Crown Bridge Partners, LLC., in the principal amount of $75,000. The note carries original issue discount of $7,500 The Principal amount with interest at 12% will be due in twelve months from the advance. The Principal amount will be advanced in Tranches of $25,000 each. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 45% discount price. In addition, the Company agreed to issue to Crown Bridge Partners 3,750,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. As of March 31, 2020, and the issuance date of these financial statements, $16,950 has been received and remains outstanding and is in default.

On October 16, 2019, the Company entered into a 10% Convertible Promissory Note with Tangiers Global LLC. in the principal amount of $137,500 due on October 16, 2020. The note is convertible into shares of the Company’s common stock. The conversion price shall equal 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert part all or part of the note.

On February 7, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000 due on February 7, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of March 31, 2020, the issuance date of these financial statements, the note remains outstanding.

On September 24,2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $58,000 due on September 24, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of March 31, 2020, and December 31, 2019, and through the date of this report, the principal balance totaling $58,000 is outstanding.

On May 10, 2019, the Company and GHS Investments LLC entered into a security agreement for a 10% Convertible Note in the aggregate principal of $335,000 due on February 10, 2020. The note carries original issue discount or $35,000. The note is convertible into shares of common stock of the Company. The “Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is required to maintain a common share reserve of not less than three times the number of shares that is actually issuable upon full conversion of the note. The purchaser will also receive warrants to purchase 5,000,000 shares of GDSI common stock at $.01/share. Warrants will have a three-year term to exercise. The Convertible Note is personally guaranteed by William Delgado, CEO. As of March 31, 2020, and December 31, 2019, and through the date of this report, the principal balance totaling $304,478 is outstanding.

 NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings in the ordinary course of our business, and our management cannot predict the ultimate outcome of these legal proceedings with certainty. The Company is plaintiff or defendant in the following actions:

John Ramsey and Carl D. Dekle, as Personal Representative of the Estate of Brian Dekle, Deceased v. Global Digital Solutions, Inc.; North American Custom Specialty Vehicles, Inc.; and Richard J. Sullivan, United States District Court, Middle District of Florida, Case No.: 6:15-cv-01633-ACC-GJK

On January 14, 2015, Brian A. Dekle and John Ramsay filed suit against the Company and its wholly owned subsidiary, North American Custom Specialty Vehicles, Inc. (“NACSV”), in the Circuit Court of Baldwin Alabama, case no. 05-CV-2015-9000050.00, relating to our acquisition of NACSV (the ''Dekle Action"). Prior to instituting the Dekle Action in June 2014, the Company had entered into an equity purchase agreement with Dekle and Ramsay to purchase their membership interest in North American Custom Specialty Vehicles, LLC. The Dekle Action originally sought payment for $300,000 in post-closing consideration Dekle and Ramsay allege they are owed pursuant to the equity purchase agreement.

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

PowerUp Lending Group, LTD., v. North American Custom Specialty Vehicles, Inc. a Delaware Corporation d/b/a NACS Vehicles, Inc. a Subsidiary of Global Digital and Global Digital Solutions, Inc. and Jerome J. Gomolski, United States District Court for the Eastern District of New York, Case No.: 2:16-cv-01025-ADS-AYS

On September 13, 2017, Power Up received a default judgment against the Company in the amount of $109,302.00. The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018, the company has paid the entire amount (Note 5).

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

Jeff Hull, Individually and on Behalf of All Others Similarly Situated v. Global Digital Solutions, Inc., Richard J. Sullivan, David A. Loppert, William J. Delgado, Arthur F. Noterman and Stephanie C. Sullivan, United States District Court, District of New Jersey (Trenton), Case No. 3:16-cv-05153-FLW-TJB

On August 24, 2016, Jeff Hull, Individually and on Behalf of All Others Similarly Situated (“Hull”) filed suit in the United States District Court for the District of New Jersey against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”), David A. Loppert (“Loppert”), William J. Delgado (“Delgado”), Arthur F. Noterman (“Noterman”) and Stephanie C. Sullivan (“Stephanie Sullivan”) seeking to recover compensable damages caused by Defendants’ alleged violations of federal securities laws and to pursue remedies under the Securities Exchange Act of 1934. On January 18, 2018, pursuant to the Court’s December 19, 2017 Order granting Plaintiff Hull leave to file an amended Complaint, Plaintiff Hull filed a Second Amended Complaint against Defendants. On February 8, 2018, Defendants GDSI and Delgado filed a Second Motion to Dismiss the Complaint. On February 8, 2018, Defendant Loppert filed a Motion for Extension of Time to File an Answer. On February 13, 2018, Defendant Loppert filed a Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 20, 2018, Plaintiff Michael Perry (“Perry”) filed a Brief in Opposition to Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint and to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 26, 2018, Defendants GDSI and Delgado filed a Reply Brief to Plaintiff Michael Perry’s Brief in Opposition to their Motion to Dismiss the Second Amended Complaint. On February 26, 2018, Defendant Loppert filed a Response in Support of Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint. On March 12, 2018, Defendant Loppert filed a Reply Brief to Plaintiff Perry’s Brief in Opposition to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On September 14, 2018, an Order was entered denying the Defendants GDSI and Loppert’s Motions to Dismiss. On September 28, 2018, both Defendants filed Answers to the Amended Complaint. On February 13, 2019, an Order was entered referring the case to mediation. The parties were to submit a status report by April 15, 2019. On June 12, 2019, Plaintiff Perry filed a Motion for Entry of an Order Preliminarily Approving Class Action Settlement and Establishing Notice Procedures. On July 15, 2019, an Order was entered granting Plaintiff Perry’s Motion for Entry of Preliminary Approval of a Class Action Settlement. On October 9, 2019, Plaintiff Perry filed a Motion for Entry of an Order Granting Final Approval of a Class Action Settlement and a Motion for Attorney Fees, Reimbursement of Expenses, and Awards to Lead Plaintiff and Lopez. On November 6, 2019, an Order was entered granting Plaintiff Perry’s Motion for Attorney Fees. On November 6, 2019, an Order and Final Judgment was entered granting Plaintiff Perry’s Motion for Settlement. This settlement amount was paid for by the Director’s and Officer’s insurance. Attorney’s fees were included in the settlement amount. No amount is accrued or paid from the Company.

Securities and Exchange Commission v. Global Digital Solutions, Inc., Richard J. Sullivan and David A. Loppert, United States District Court for the Southern District of Florida, Case No. 9:16-cv-81413-RLR

On August 11, 2016, the Securities and Exchange Commission (“SEC”) filed suit in the United States District Court for the Southern District of Florida against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”) and David A. Loppert (“Loppert”) to enjoin GDSI; Sullivan, GDSI’s former Chairman and CEO; and Loppert, GDSI’s former CFO for alleged further violations of the anti-fraud and reporting provisions of the federal securities laws, and against Sullivan and Loppert for alleged further violations of the certification provisions of the federal securities laws.

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

Adrian Lopez, Derivatively and on behalf of Global Digital Solutions, Inc. v. William J. Delgado, Richard J. Sullivan, David A. Loppert, Jerome J. Gomolski, Stephanie C. Sullivan, Arthur F. Noterman, and Stephen L. Norris, United States District Court for the District of New Jersey, Case No. 3:17-cv-03468-PGS-LHG

On September 19, 2016, Adrian Lopez, derivatively, and on behalf of Global Digital Solutions, Inc., filed an action in New Jersey Superior Court sitting in Mercer County, General Equity Division. That action was administratively dismissed for failure to prosecute. Plaintiff Lopez, through his counsel, filed a motion to reinstate the matter on the general equity calendar on or about February 10, 2017. The Court granted the motion unopposed on or about April 16, 2017. On May 15, 2017, Defendant William Delgado (“Delgado”) filed a Notice of Removal of Case No. C-70-16 from the Mercer County Superior Court of New Jersey to the United States District Court for the District of New Jersey. On May 19, 2017, Defendant Delgado filed a First Motion to Dismiss for Lack of Jurisdiction. On May 20, 2017, Defendant David A. Loppert (“Loppert”) filed a Motion to Dismiss for Lack of (Personal) Jurisdiction. On June 14, 2017, Plaintiff Adrian Lopez (“Lopez”) filed a First Motion to Remand the Action back to State Court. On June 29, 2017, Defendant Delgado filed a Memorandum of Law in Response and Reply to the Memorandum of Law in Support of Plaintiff’s Motion to Remand and in Response to Defendants Delgado’s and Loppert’s Motions to Dismiss. On January 16, 2018, a Memorandum and Order granting Plaintiff’s Motion to Remand the case back to the Mercer County Superior Court of New Jersey was signed by the Judge and entered on the Docket. Defendants Delgado and Loppert’s Motions to Dismiss were denied as moot. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. The Court held a hearing on the motions to dismiss and consolidate. Jurisdictional discovery was ordered. On October 12, 2018, the Court granted Defendants’ Motion to Dismiss for Lack of Personal Jurisdiction. On October 15, 2018, an Order was entered denying without prejudice Plaintiff’s Motion to Consolidate.

Adrian Lopez v. Global Digital Solutions, Inc. and William J. Delgado, Superior Court of New Jersey, Chancery Division, Mercer County, Equity Part, Docket No. MER-L-002126-17

On September 28, 2017, Plaintiff Adrian Lopez (“Lopez”) brought an action against Global Digital Solutions, Inc. (“GDSI”) and William J. Delgado (“Delgado”) to compel a meeting of the stockholders of Global Digital Solutions, Inc. pursuant to Section 2.02 of GDSI’s Bylaws and New Jersey Revised Statute § 14A:5-2. On October 27, 2017, Defendants GDSI and Delgado filed a Motion to Stay the Proceeding. On November 24, 2017, Plaintiff filed an Objection to Defendants’ Motion to Stay the Proceeding. On January 19, 2018, Defendants’ Motion to Stay the Proceeding was denied. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint. The Company believes the likelihood of an unfavorable outcome of the dispute is remote.

PMB Helin Donovan, LLP vs. Global Digital Solutions, Inc. in the Circuit Court for the 15TH Judicial Circuit in and for Palm Beach County, Florida, Docket No.: 50-2017-CA-011937-XXXX-MB

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000.00), of which the first payment of Ten Thousand Dollars ($10,000.00) was paid on May 16, 2018. The $40,000 is included in accounts payable as of December 31, 2019.

Jennifer Carroll, vs. Global Digital Solutions, Inc., North American Custom Specialty Vehicles, Inc. in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Case N0.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”) and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000.00) plus fees of Thirteen Thousand Three Hundred Fifty-Three Dollars Forty-Four Cents ($13,353.44) and costs of Six Hundred Twenty-Four Dollars Thirty Cents ($624.30).

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At March 31, 2020 and December 31, 2019, 1,000,000 shares of preferred stock were outstanding.

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

Common Stock

We are authorized to issue 2,000,000,000 shares of common stock, $0.001 par value per share. At March 31, 2020 and December 31, 2019, 645,403,878 and 643,121,923 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively.

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

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At March 31, 2020 and December 31, 2019, we have outstanding 13,650,002 stock options - all of which are fully vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 7.5 years as of March 31, 2020.

During the three-month period ended March 31, 2020 and the year ended December 31, 2019 we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding at March 31, 2020 and December 31, 2019 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

Restricted Stock Units

On October 10, 2014 we granted an employee 1 million RSU’s convertible into 1 million shares of the Company’s common stock, with a grant date fair market value of $100,000. The grant was made under our 2014 Equity Incentive Plan. 333,333 RSU’s will vest in respect of each calendar year (commencing January 1 and ending December 31) of the Company from 2015 through 2017 if the Company has achieved at least 90% of the total revenue and EBITDA midpoint targets set forth in the agreement. If less than 90% of the target is achieved in respect of any such fiscal year, then the number of RSU’s vesting for that fiscal year shall be 333,333 times the applicable percentage set forth in the agreement; provided that, if the company shall exceed 100% of the revenue and EBITDA midpoint +-target for the 2018 or 2017 calendar year, and shall have failed to reach 90% of the target for a prior calendar year, the excess over 100% shall be applied to reduce the deficiency in the prior year(s), and an additional number of RSU’s shall vest to reflect the increased revenue for such prior calendar year. Any such excess shall be applied first to reduce any deficiency for the 2015 calendar year and then for the 2016 calendar year. The vesting of the RSU’s shall be effective upon the issuance of the audited financial statements of the Company for the applicable calendar year and shall be based upon the total revenue and EBITDA of the acquired companies as reflected in such financial statements.

The aggregate intrinsic value of the restricted stock grant was $0 at March 31, 2020, and December 31, 2019.

NOTE 9 – INCOME TAXES

As of March 31, 2020, the Company had $13,509,011 of federal net operating loss carry forwards. The Net Operating loss carry forward, if not used, will begin to expire in 2028. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by approximately $142,588 for the quarter ended March 31, 2020, related to the current period activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of March 31, 2020, there were no unrecognized tax benefits, or any tax related interest or penalties.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to officers
 Accrued Compensation

 At March 31, 2020 and December 31, 2019, we had $15,873 and $192,646 payable to William J. Delgado and $75,338 and $70,338 payable to Jerome Gomolski, respectively.

		William	Jerome
	Total	Delgado	Gomolski
Balance 12/31/2019	$262,984	$192,646	$70,338

2020 Salary	75,000	60,000	15,000
Payments	(246,773)	(236,773)	(10,000)

Balance 3/31/2020	$91,211	$15,873	$75,338

RLT Consulting

At March 31, 2020 and December 31,2019, the company had a note payable to RLT consulting and a consulting agreement see (Note 5). RLT Consulting is owned by Ross Trevino, a Vice President of GDSI Inc.

Accounts Payable

	March 31,	December 31
	2020	2019
RLT Consulting	$21,591	$21,591
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$78,690	$78,690

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at March 31, 2020, and through the date of this report.

The June 2018 note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of SHMP, another public company in which Mr. Delgado is a director and Chief Financial Officer.

NOTE 11 – SUBSEQUENT EVENTS

On April 15, 2020, the Company and Platinum Point Capital LLC entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $82,500 due on April 15, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest twenty trading dates period ending on the latest complete trading date prior to the Conversion date. As of the issuance date of these financial statements, the note remains outstanding.

On April 17, 2020, the Company issued 796,053 common shares to Tangiers Global for the Forbearance Agreement dated April 16,2020 to the $137,500 Convertible Promissory Note dated October 16, 2019. This agreement extended the conversion feature of the note from April 16,2020 until May 16, 2020.

 Pursuant to the ongoing discussions with GHS Investments, LLC in May 2020, Management has agreed to issue a warrant to purchase 1,000,000 shares of common stock under similar terms and conditions as the previous warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 29, 2020 any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

Revenue

There were no revenues for the three months ending March 31, 2020 or March 31, 2019

Expenses

Our Operating Expenses for the three months ended March 31, 2020 are summarized as follows, in comparison to our expenses for the three months ended March 31, 2019:

	Three months ended March 31,
	2020	2019
Salaries and related expenses	$75,000	$72,501

Rent	2,896	2,366

Professional fees	38,562	55,833

Consulting Services	99,856	14,250

Other G & A	30,894	11,897

Total	$247,208	$156,847

Operating expenses for the three months ended March 31, 2020 were $247,208 representing an approximately 58% increase compared to operating expenses of $156,847 for the same period in 2019. The primary reason for the change is the increase in consulting services incurred in the three months ending March 31, 2020.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2020, we had cash on hand of $2,887 and a working capital deficit of $8,422,081 as compared to cash on hand of $493,402 and a working capital deficit of $6,183,789 as of December 31, 2019. The increase in working capital deficit of $2,238,292 is due primarily to the increase in Derivative liability of $1,794,003 and decrease in cash of $490,515 cash.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the Three (3) Months ended on March 31, 2020, incurred a net loss of $2,296,759 and used net cash of $417,907 to fund operating activities. At March 31, 2020, we had cash of $2,887 an accumulated deficit of $41,251,103, a working capital deficit of $ 8,422,081 and stockholders’ deficit of $8,353,691. We have funded our activities to date almost exclusively from equity and debt financings.

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

Working Capital Deficiency
	Periods Ended
	March 31	December 31,
	2020	2019
Current Assets	$8,887	$499,402
Current Liabilities	8,430,968	$6,683,191
Working Capital	$(8,422,081)	$(6,183,789)

The decrease in current assets from December 31, 2019 to March 31, 2020 is due to an decrease in cash used in operating activities.

Cash Flows
	Periods Ended
	March 31	March 31
	2020	2019
Net cash used in operating activities	(417,907)	(252,922)
Net cash used in investing activities	(42,108)	(3,382)
Net cash provided by (used in) financing activities	(30,500)	125,000
Decrease in cash	$(490,515)	$(131,304)

Operating Activities

Net cash used by operating activities was $417,907 for the three months ended March 31, 2020, reflecting the net loss of $2,296,759. Net cash used by operating activities was $252,922 for the three months ended March 31, 2019, reflecting the net loss of $344,587.

Investing Activities

Net cash used for Investing activities for the three months ended March 31, 2020 and March 31, 2019 was $42,108 and $ 3,382respectively.

Financing Activities

During the three months ended March 31, 2020, cash used in financing activities of $30,500 consisted of proceeds from convertible notes payable of $100,000, offset by payment on convertible notes payable of $100,000.

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

Convertible Promissory Note

On August 9, 2019, The Company entered into a convertible promissory note arrangement with Actus Fund, LLC in the principal amount of $142,750. The principal amount of the note with interest at 12% is due on May 19, 2020. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of the issuance date of the financial statements the note remains outstanding.

On January 21, 2019, the Company entered into a Convertible Promissory Note with Crown Bridge Partners, LLC., in the principal amount of $75,000. The note carries original issue discount of $7,500 The Principal amount with interest at 12% will be due in twelve months from the advance. The Principal amount will be advanced in Tranches of $25,000 each. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 45% discount price. In addition, the Company agreed to issue to Crown Bridge Partners 3,750,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. As of March 31, 2020, and the issuance date of these financial statements, $16,950 remains outstanding.

On October 16, 2019, the Company entered into a 10% Convertible Promissory Note with Tangiers Global LLC. in the principal amount of $137,500 due on October 16, 2020. The note is convertible into shares of the Company’s common stock. The conversion price shall equal 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert part of all of the note. As of, and March 31, 2020, and the issuance of these financial statements $137,500 remains outstanding.

Factoring Agreements

During the year ended December 31, 2015, the Company entered into two revenue-based factoring agreements for which the Company did not make the required payments, and the factor agreements went into default. On December 21, 2017, the Company entered into a Settlement agreement with Power Up under which Power Up has agreed to accept the sum of $90,000 in full satisfaction of outstanding obligation. The settlement is to be paid in three installments of $30,000. The settlement has been paid in full as of May 15, 2018, with a gain on settlement of $17,266 recognized when the debt was extinguished.

Promissory Note Agreement

On August 31, 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a promissory note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the debt. As of March 31, 2020, the Company has accrued $2,000 of the interest.

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

Recent Accounting Pronouncements

During the year ended December 31, 2019 and the three -month period ending March 31, 2020 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, William Delgado, who is our Chief Executive Officer (Principal Executive Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of William Delgado serving as our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of March 31, 2020, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, March 31, 2020 there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended ending March 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved in legal proceedings in the ordinary course of our business, and our management cannot predict the ultimate outcome of these legal proceedings with certainty. The Company is plaintiff or defendant in the following actions:

John Ramsey and Carl D. Dekle, as Personal Representative of the Estate of Brian Dekle, Deceased v. Global Digital Solutions, Inc.; North American Custom Specialty Vehicles, Inc.; and Richard J. Sullivan, United States District Court, Middle District of Florida, Case No.: 6:15-cv-01633-ACC-GJK

On January 14, 2015, Brian A. Dekle and John Ramsay filed suit against the Company and its wholly owned subsidiary, North American Custom Specialty Vehicles, Inc. (“NACSV”), in the Circuit Court of Baldwin Alabama, case no. 05-CV-2015-9000050.00, relating to our acquisition of NACSV (the ''Dekle Action"). Prior to instituting the Dekle Action in June 2014, the Company had entered into an equity purchase agreement with Dekle and Ramsay to purchase their membership interest in North American Custom Specialty Vehicles, LLC. The Dekle Action originally sought payment for $300,000 in post-closing consideration Dekle and Ramsay allege they are owed pursuant to the equity purchase agreement.

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

PowerUp Lending Group, LTD., v. North American Custom Specialty Vehicles, Inc. a Delaware Corporation d/b/a NACS Vehicles, Inc. a Subsidiary of Global Digital and Global Digital Solutions, Inc. and Jerome J. Gomolski, United States District Court for the Eastern District of New York, Case No.: 2:16-cv-01025-ADS-AYS

On September 13, 2017, Power Up received a default judgment against the Company in the amount of $109,302.00. The Company negotiated a settlement agreement on December 21, 2017 with Power Up to pay $90,000 in three installments of $30,000. As of May 15, 2018, the company has paid the entire amount (Note 5).

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

Jeff Hull, Individually and on Behalf of All Others Similarly Situated v. Global Digital Solutions, Inc., Richard J. Sullivan, David A. Loppert, William J. Delgado, Arthur F. Noterman and Stephanie C. Sullivan, United States District Court, District of New Jersey (Trenton), Case No. 3:16-cv-05153-FLW-TJB

On August 24, 2016, Jeff Hull, Individually and on Behalf of All Others Similarly Situated (“Hull”) filed suit in the United States District Court for the District of New Jersey against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”), David A. Loppert (“Loppert”), William J. Delgado (“Delgado”), Arthur F. Noterman (“Noterman”) and Stephanie C. Sullivan (“Stephanie Sullivan”) seeking to recover compensable damages caused by Defendants’ alleged violations of federal securities laws and to pursue remedies under the Securities Exchange Act of 1934. On January 18, 2018, pursuant to the Court’s December 19, 2017 Order granting Plaintiff Hull leave to file an amended Complaint, Plaintiff Hull filed a Second Amended Complaint against Defendants. On February 8, 2018, Defendants GDSI and Delgado filed a Second Motion to Dismiss the Complaint. On February 8, 2018, Defendant Loppert filed a Motion for Extension of Time to File an Answer. On February 13, 2018, Defendant Loppert filed a Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 20, 2018, Plaintiff Michael Perry (“Perry”) filed a Brief in Opposition to Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint and to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On February 26, 2018, Defendants GDSI and Delgado filed a Reply Brief to Plaintiff Michael Perry’s Brief in Opposition to their Motion to Dismiss the Second Amended Complaint. On February 26, 2018, Defendant Loppert filed a Response in Support of Defendants GDSI and Delgado’s Second Motion to Dismiss the Complaint. On March 12, 2018, Defendant Loppert filed a Reply Brief to Plaintiff Perry’s Brief in Opposition to Defendant Loppert’s Motion to Dismiss the Second Amended Complaint for Lack of (personal) Jurisdiction and for Failure to State a Claim. On September 14, 2018, an Order was entered denying the Defendants GDSI and Loppert’s Motions to Dismiss. On September 28, 2018, both Defendants filed Answers to the Amended Complaint. On February 13, 2019, an Order was entered referring the case to mediation. The parties were to submit a status report by April 15, 2019. On June 12, 2019, Plaintiff Perry filed a Motion for Entry of an Order Preliminarily Approving Class Action Settlement and Establishing Notice Procedures. On July 15, 2019, an Order was entered granting Plaintiff Perry’s Motion for Entry of Preliminary Approval of a Class Action Settlement. On October 9, 2019, Plaintiff Perry filed a Motion for Entry of an Order Granting Final Approval of a Class Action Settlement and a Motion for Attorney Fees, Reimbursement of Expenses, and Awards to Lead Plaintiff and Lopez. On November 6, 2019, an Order was entered granting Plaintiff Perry’s Motion for Attorney Fees. On November 6, 2019, an Order and Final Judgment was entered granting Plaintiff Perry’s Motion for Settlement. This settlement amount was paid for by the Director’s and Officer’s insurance. Attorney’s fees were included in the settlement amount. No amount is accrued or paid from the Company.

Securities and Exchange Commission v. Global Digital Solutions, Inc., Richard J. Sullivan and David A. Loppert, United States District Court for the Southern District of Florida, Case No. 9:16-cv-81413-RLR

On August 11, 2016, the Securities and Exchange Commission (“SEC”) filed suit in the United States District Court for the Southern District of Florida against Global Digital Solutions, Inc. (“GDSI”), Richard J. Sullivan (“Sullivan”) and David A. Loppert (“Loppert”) to enjoin GDSI; Sullivan, GDSI’s former Chairman and CEO; and Loppert, GDSI’s former CFO for alleged further violations of the anti-fraud and reporting provisions of the federal securities laws, and against Sullivan and Loppert for alleged further violations of the certification provisions of the federal securities laws.

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

Adrian Lopez, Derivatively and on behalf of Global Digital Solutions, Inc. v. William J. Delgado, Richard J. Sullivan, David A. Loppert, Jerome J. Gomolski, Stephanie C. Sullivan, Arthur F. Noterman, and Stephen L. Norris, United States District Court for the District of New Jersey, Case No. 3:17-cv-03468-PGS-LHG

On September 19, 2016, Adrian Lopez, derivatively, and on behalf of Global Digital Solutions, Inc., filed an action in New Jersey Superior Court sitting in Mercer County, General Equity Division. That action was administratively dismissed for failure to prosecute. Plaintiff Lopez, through his counsel, filed a motion to reinstate the matter on the general equity calendar on or about February 10, 2017. The Court granted the motion unopposed on or about April 16, 2017. On May 15, 2017, Defendant William Delgado (“Delgado”) filed a Notice of Removal of Case No. C-70-16 from the Mercer County Superior Court of New Jersey to the United States District Court for the District of New Jersey. On May 19, 2017, Defendant Delgado filed a First Motion to Dismiss for Lack of Jurisdiction. On May 20, 2017, Defendant David A. Loppert (“Loppert”) filed a Motion to Dismiss for Lack of (Personal) Jurisdiction. On June 14, 2017, Plaintiff Adrian Lopez (“Lopez”) filed a First Motion to Remand the Action back to State Court. On June 29, 2017, Defendant Delgado filed a Memorandum of Law in Response and Reply to the Memorandum of Law in Support of Plaintiff’s Motion to Remand and in Response to Defendants Delgado’s and Loppert’s Motions to Dismiss. On January 16, 2018, a Memorandum and Order granting Plaintiff’s Motion to Remand the case back to the Mercer County Superior Court of New Jersey was signed by the Judge and entered on the Docket. Defendants Delgado and Loppert’s Motions to Dismiss were denied as moot. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. The Court held a hearing on the motions to dismiss and consolidate. Jurisdictional discovery was ordered. On October 12, 2018, the Court granted Defendants’ Motion to Dismiss for Lack of Personal Jurisdiction. On October 15, 2018, an Order was entered denying without prejudice Plaintiff’s Motion to Consolidate.

Adrian Lopez v. Global Digital Solutions, Inc. and William J. Delgado, Superior Court of New Jersey, Chancery Division, Mercer County, Equity Part, Docket No. MER-L-002126-17

On September 28, 2017, Plaintiff Adrian Lopez (“Lopez”) brought an action against Global Digital Solutions, Inc. (“GDSI”) and William J. Delgado (“Delgado”) to compel a meeting of the stockholders of Global Digital Solutions, Inc. pursuant to Section 2.02 of GDSI’s Bylaws and New Jersey Revised Statute § 14A:5-2. On October 27, 2017, Defendants GDSI and Delgado filed a Motion to Stay the Proceeding. On November 24, 2017, Plaintiff filed an Objection to Defendants’ Motion to Stay the Proceeding. On January 19, 2018, Defendants’ Motion to Stay the Proceeding was denied. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. As of this date, the Court has not issued a decision and Order regarding Defendants’ Motion to Dismiss the Complaint. The Company believes the likelihood of an unfavorable outcome of the dispute is remote.

PMB Helin Donovan, LLP vs. Global Digital Solutions, Inc. in the Circuit Court for the 15TH Judicial Circuit in and for Palm Beach County, Florida, Docket No.: 50-2017-CA-011937-XXXX-MB

On October 31, 2017, PMB Helin Donovan, LLP filed an action for account stated in Palm Beach County. Global Digital Solutions, Inc. (“GDSI”) settled the matter for Forty Thousand Dollars ($40,000.00), of which the first payment of Ten Thousand Dollars ($10,000.00) was paid on May 16, 2018. The $40,000 is included in accounts payable as of December 31, 2019.

Jennifer Carroll, vs. Global Digital Solutions, Inc., North American Custom Specialty Vehicles, Inc. in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, Case N0.: 50-2015-CC-012942-XXXX-MB

On October 27, 2017, Plaintiff Jennifer Carroll moved the court for a default judgment against Defendant Global Digital Solutions, Inc. (“GDSI”) and its subsidiary North American Custom Specialty Vehicles Inc. The amount of the judgement is Fifteen Thousand Dollars ($15,000.00) plus fees of Thirteen Thousand Three Hundred Fifty-Three Dollars Forty-Four Cents ($13,353.44) and costs of Six Hundred Twenty-Four Dollars Thirty Cents ($624.30).

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, as filed with SEC on April 29, 2020, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2020, the Company issued 281,955 common shares to a consultant pursuant to the consulting agreement of December 23,2019.

On January 31, 2020, the Company issued 2,000,000 common shares to Crown Bridge in accordance with the note payable conversion feature. Crown Bridge converted $8,050 of principal 750.00 of fees. The remaining principal balance of the First Tranche after the conversion is $16,950.00

  On February 7, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000 due on February 7,2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of the issuance date of these financial statements, the note remains outstanding.

On April 15, 2020, the Company and Platinum Point Capital LLC entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $82,500 due on April 15,2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest twenty trading dates period ending on the latest complete trading date prior to the Conversion date. As of the issuance date of these financial statements, the note remains outstanding.

On April 17, 2020, the Company issued 796,053 common shares to Tangiers Global for the Forbearance Agreement dated April 16,2020 to the $137,500 Convertible Promissory Note dated October 16, 2019. This agreement extended the conversion feature of the note from April 16, 2020 until May 16, 2020.

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
Date: May 19, 2020

By: /s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 19, 2020