Form 10-Q
period 2020-06-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2020-08-20
CIK 1011662

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 19, 2020, there were 665,113,264 shares of the registrant’s common stock outstanding.

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

GLOBAL DIGITAL SOLUTIONS, INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED June 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2020	2019

Assets
Current assets
Cash	$83,717	$493,402
Prepaid expenses	6,000	6,000
Total current assets	89,717	499,402

Equipment, net of accumulated depreciation of $0 at Match 31,2020
and $0 at december 31, 2019	26,282	26,282
Software Development Cost	127,888	-
	154,170	-

Total assets	$243,887	$525,684

Current liabilities
Accounts payable	$547,850	$539,614
Accrued expenses	727,248	714,244
Due to Related Party	20,390
Financed insurance policy	11,187	11,187
Notes payable	3,795,125	3,683,000
Convertible notes payable, net of discount of $547,942
and $214,524, respectively	623,430	577,138
Derivative liability	5,570,349	1,158,008
Total current liabilities	11,295,579	6,683,191

Preferred stock, $0.001 par value, 35,000,000 shares
authorized, 1,000,000 shares issued and outstanding at
June 30, 2020 and December 31, 2019, respectively	1,000	1,000
Common stock, $0.001 par value, 2,000,000,000 shares
authorized 665,113,264 and 643,121,923 shares issued and
outstanding at June 30, 2020, and December 31, 2019, respectively	657,788	643,122
Additional paid-in capital	33,329,969	32,152,715
Accumulated deficit	(45,040,449)	(38,954,344)
Total stockholders' deficit	(11,051,692)	(6,157,507)
Total liabilities and stockholders' deficit	$243,887	$525,684

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months ended		For the Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling, general and administrative expenses	288,169	287,509	535,377	444,356
Total operating expenses	288,169	287,509	535,377	444,356

Loss from operations	(288,169)	(287,509)	(535,377)	(444,356)

Other (income) expense
Change in fair value of derivative liability	1,582,617	(94,324)	3,240,320	(319,375)
Interest expense	1,655,584	7,957	1,881,366	357,232
Amortization of Original issue discount	262,976	158,728	429,042	222,244
Loss on settlement of debt	-	72,337	-	72,336
Total other (income) expense	3,501,177	144,698	5,550,728	332,437

Net loss	$(3,789,346)	$(432,206)	$(6,086,105)	$(776,793)

Net loss per common share, basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding, basic	632,690,409	607,085,032	628,559,792	600,197,852

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of Changes in STOCKHOLDERS' DEFICIT
(Unaudited)

For the Six months ended June 30, 2020
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2019	643,121,923	$643,122	1,000,000	$1,000	$32,152,715	$(38,954,344)	$(6,157,507)

Shares Issued for conversion of debt	7,588,333	7,588	-	-	22,662	-	30,250

Shares issued for exercise of warrants	6,000,000	6,000			54,000		60,000

Shares issued for services	281,955	282	-	-	4,792	-	5,074

Reduction in derivative liability		-	-	-	1,081,471	-	1,081,471

Convertible Note Foreberance Agreement	796,053	796			14,329		15,125

Net loss	-	-	-	-	-	(6,086,105)	(6,086,105)

Balance June 30, 2020	657,788,264	$657,788	1,000,000	$1,000	$33,329,969	$(45,040,449)	$(11,051,692)

For the six months ended June 30, 2019

Balance December 31, 2018	579,901,814	$579,901	1,000,000	$1,000	$30,785,442	$(35,661,822)	$(4,295,479)
Shares sold	28,613,888	28,614	-	-	257,524		286,138

Reduction in derivative liability	-	-	-	-	346,400	-	346,400

Net loss	-	-	-	-	-	(776,792)	(776,792)

Balance, June 30, 2019	608,515,702	$608,515	1,000,000	$1,000	$31,389,366	$(36,438,614)	$(4,439,733)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the six months ended
	June 30,	June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(6,086,105)	$(762,792)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of debt discount	429,042	222,244
Change in fair value of derivative liability	3,240,320	(319,375)
Stock -based compensation	20,199
Loss (Gain) on Settlement	-	72,336
Operating expenses settled through debt proceeds	13,800	(14,000)
Interest expense from derivative liability	1,547,192	298,600
Changes in operating assets and liabilities:
Prepaid expenses	-	(6,000)
Accounts payable	8,236	(118,245)
Accrued expenses	138,254	(318,240)
Due to Related Party	20,390-	-
Net cash provided by (used in) operating activities	(668,672)	(945,472)

Cash flows from investing activities:
Software Development Cost	(127,888)	-
Purchase of Equipment		(3,382)
Net cash provided by (used in) investing activities	(127,888)	(3,382)

Cash flows from financing activities:
Proceeds from notes payable	103,125	770,000
Repayments of notes payable	-	(250,000)
Proceeds from convertible notes payable	634,500	438,000
Conversion of convertible notes payable		-
Repayments of convertible notes payable	(410,750)	(216,186)
Proceeds from sale of common shares	60,000	286,138
Net cash provided by (used in) financing activities	386,875	1,027,952

Net (decrease) increase in cash	(409,685)	79,098

Cash at beginning of year	493,402	8,100

Cash at end of year	$83,717	$87,198

Supplementary disclosur of cash flow information
Cash paid during the period for:
Interest	(44,782)	$(28,812)
Taxes	-	-

Supplementary disclosure of non-cash investing and financing activities
Debit discount from issuance costs	-	$35,912
Reclass of derivative liability to equity upon conversion	-	$346,400
Discount from derivative on convertible notes payable	$758,500	-
Reduction in derivative liability from settlements on convertible notes	$1,081,471
Payments to officer from proceeds from notes payable		-
Discount on notes payable		-
Discount from warrants issued with notes payable		-
Accrued expenses settled through notes payable	120,000	-
Convertible debt settled through issuance of common shares	30,250	-

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED June 30, 2020
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

In March of 2019, the Company acquired HarmAlarm (“HA”). HA was formed in 2002 as a private Texas company to pursue Infrared commercial applications in the aviation services area. HA is developing an updated version of the system known as Pilot Assisted Landing Systems (PALS). The precision and robustness of PALS has generated a host of new applications mainly through “landing trajectory” optimization which provides additional safety margin against weather related hazardous conditions, like wind shear, wake turbulence, icing, as well as low ceilings and fog. Harm Alarm was incorporated in New Jersey as Global Digital Aviation Services Inc. on June 4,2020.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the Six Months ended on June 30, 2020, incurred a net loss of $6,086,105 and used net cash of 668,672 to fund operating activities at June 30, 2020, we had cash of $83,717, an accumulated deficit of 45,040,449 a working capital deficit of $11,205,862 and stockholders’ deficit of $11,051,692. We have funded our activities to date almost exclusively from equity and debt financings.

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

Basis of Presentation

The accompanying unaudited financial information as of and for the six months ended June 30, 2020 and 2019 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31,2019. included in our Annual Report on Form 10-K filed with the SEC on April 29, 2020.

The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, NACSV, GDSI Florida, LLC, Global Digital Solutions, LLC and Aviation Services f/k/a HarmAlarm. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2020, and December 31, 2019. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Six Months Ended
	June 30, 2020	June 30, 2019

Convertible notes and accrued interest	62,555,959	33,715,247
Preferred Stock	214,560,000	214,560,000
Stock options	13,650,002	13,650,002
Warrants	1,500,000	1,500,000
Potentially dilutive securities	292,265,961	263,425,249

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

NOTE 3 – ACCRUED EXPENSES

As of June 30, 2020, and December 31, 2019, accrued expenses consist of the following amounts:

	June 30, 2020	December 31, 2019
Accrued compensation to executive officers and employee	$202,632	$262,984
Accured professional fees and settlements	196,664	196,665
Accured interest	327,952	254,595
	$727,248	$714,244

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at June 30, 2020, and December 31, 2019. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the six months ended June 30, 2020 and 2019:

	2020	2019
Derivative liability balance at beginning of period	$1,158,008	$562,175
Additions	2,253,492	378,600
Reclassification to equity	(1,081,471)	(346,400)
Change in fair value	3,240,320	(319,375)
Balance at end of period	$5,570,349	$275,000

Embedded Derivative Liabilities of Convertible Notes

At June 30, 2020, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate 0.18%; term - 6 months; volatility –172.21%; dividend rate – 0%. At December 31, 2019, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate- 1.3%; term – 2.5 months volatility – 246.62% dividend rate – 0%.

NOTE 5 – NOTE PAYABLE

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million, amended in 2019 and increased to $1,850,000. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit (Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. $300,000 was received by the Company in December 2017. As of December 31, 2019, and June 30, 2020 and through the date of this report, the $1,850,000 note remains outstanding.

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at June 30, 2020, and through the date of this report.

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

Under the terms of the Vox note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the six-month period ended June 30, 2020, consulting fees totaling $60,000 were added to the note principal and are included in the note balance of $746,500, as of June 30, 2020, and $686,500 as of December 31, 2019. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however Vox has voluntarily refrained from making demand prior to the Resolution Funding Date.

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

Under the terms of the RLT note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017, causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the six-month period ended June 30, 2020, consulting fees totaling $60,000 were added to the note principal and are included in the note balance of $739,500 as of June 30, 2020 and $679,500 as of December 31, 2019.

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

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. As of December 31, 2019, and June 30, 2020, and through the date of this report, the note remained outstanding.

During May 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. As of December 31, 2019, and June 30, 2020, and through the date of this report, the $200,000 principal and $20,000 Investment Return remained outstanding.

During June 2018, the Company entered in to a one-year $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The Company defaulted on the note at maturity in June 2019 and the note remained outstanding through the date of this report. The note contains a default interest rate of 10% plus a 5% penalty of the outstanding balance of the note. The note holder has voluntarily refrained from making demand for repayment under the default provisions of the note, which would require the Company to pay the holder 130% of the outstanding principal and interest accrued at the default rate. As of As of June 30, 2020, and December 31, 2019, and through the date of this report, $100,000 principal remained outstanding.

The June 2018 note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of SHMP, another public company in which Mr. Delgado is a director and Chief Financial Officer.

On May 12, 2020, the Company and BBVA USA entered into a 1% SBA PPP, Promissory Note, in the aggregate principal of $103,125. The note is payable in monthly payments of $5,804.66 beginning on December 12, 2020, and ending on May 12, 2022.

For other obligations, please see the Form 10K for the year ending December 31,2019, filed with the Securities and Exchange Commission on April 29, 2020.

Convertible Note Payable

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 54,926,552 shares and 157,874,360 shares at June 30, 2020, and December 31, 2019, respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017, and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of June 30, 2020, and December 31, 2019, and through the date of this report, the principal balance totaling $48,610 is outstanding and remains in default.

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2019, 2017 and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of June 30, 2020, and December 31, 2019, and through the date of this report, the principal balance totaling $59,514 is outstanding and remains in default.

On February 7, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000 due on February 7, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of June 30, 2020, the issuance date of these financial statements, the note remains outstanding.

On September 24, 2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $58,000 due on September 24, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of June 30, 2020, and December 31, 2019, and through the date of this report, the note remains outstanding.

On April 6, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Promissory Note in the aggregate principal of $53,000 due on April 6, 2021. The note is convertible into shares of common stock of the Company. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of June 30, 2020, and through the date of this report, the principal balance totaling $53,000 is outstanding.

On April 7, 2020, the Company and Actus Fund, LLC entered into a security purchase agreement for a 12% Convertible promissory in the aggregate principal of $197,000 due on February 7, 2021. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market Price, or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of June 30, 2020, and through the date of this report, the principal balance totaling $197,000 is outstanding.

On May 20, 2020, the Company and GS Capital Partners, LLC entered into a 10% Convertible Note in the aggregate principal of $165,000 due on February 20, 2021. The note can be converted into shares of common stock of the Company. at any time after the issue date, at a price of $0.01 per share. As of June 30, 2020, and through the date of this report, the principal balance totaling $165,000 is outstanding.

On April 3, 2020, the Company and First Fire Global Opportunity Fund LLC, entered into a security purchase agreement for a 8% Senior Convertible Promissory Note in the aggregate principal of $100,000 due on April 3, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price shall be equal to the lower of the Fixed Conversion of $0.01per share or the Alternative Conversion Price which is defined as 60% of the Market Price for the lowest trading date during a twenty-day trading period ending on the latest complete trading date prior to the Conversion date. As of June 30, 2020, and through the date of this report, the principal balance totaling $100,000 is outstanding.

On April 15, 2020, the Company and Platinum Point Capital entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $$82,500 due on April 15, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest trading date during twenty-day trading period ending on the latest complete trading date prior to the Conversion date. As of June 30, 2020, and through the date of this report, the principal balance totaling $82,500 is outstanding.

On May 10, 2019, the Company and GHS Investments LLC entered into a security agreement for a 10% Convertible Note in the aggregate principal of $335,000 due on February 10, 2020. The note carries original issue discount or $35,000. The note is convertible into shares of common stock of the Company. The “Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is required to maintain a common share reserve of not less than three times the number of shares that is actually issuable upon full conversion of the note. The purchaser will also receive warrants to purchase 5,000,000 shares of GDSI common stock at $.01/share. Warrants will have a three-year term to exercise. The Convertible Note is personally guaranteed by William Delgado, CEO. As of June 30, 2020, and December31, 2019, and through the date of this report, the principal balance totaling $304,748.00 is outstanding. Pursuant to the ongoing discussions with GHS Investments, LLC in April 2020, Management agreed to issue a warrant to purchase 1,000,000 shares of common stock under similar terms and conditions as the previous warrants in forbearance of any possible default. Such forbearance will be until August 31, 2020.

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

On or about January 31, 2019, Defendants filed a Motion to Dismiss for Failure to State a Claim for failure to fulfill conditions precedent in the consummation of the contract in question. Defendants filed a Motion to Dismiss challenging jurisdiction, venue, and forum nonconvenes. On or about May 21, 2019, the Court denied their motions to dismiss for lack of personal jurisdiction, improper venue and forum nonconvenes. The court granted their Motion to Dismiss for Failure to State a Claim for failure to fulfill conditions precedent in the consummation of the contract in question but, granted leave to amend. On or about June 7, 2019, counsel filed an amended complaint. On or about June 21, 2019, defendants answered the amended complaint. The litigation moved from the pleading stage to discovery. The Company and Rontan/Bolzans entered into court order mediation on November 7, 2019. Although there was some movement by each side, the sides still remain apart. Trial is scheduled for December 9, 2019. Defendant Rontan defaulted on the matter. The Company through its counsel submitted a motion for default, which was granted. The Court requested additional information as to damages. The Company submitted the requested information. Rontan then moved to set aside the default and for an evidentiary hearing on damages. The Company opposed the motions and is waiting for the Court to decide the motions.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At June 30, 2020 and December 31, 2019, 1,000,000 shares of preferred stock were outstanding and held by Dragon Acquisitions, LLC which is held by Mr. William J. Delgado, our current Chief Executive Officer.

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

Common Stock

We are authorized to issue 2,000,000,000 shares of common stock, $0.001 par value per share. At June 30, 2020, and December 31, 2019, 657,788,264 shares and 643,121,923 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively.

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

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At June 30, 2020, and December 31, 2019, we have outstanding 13,650,002 stock options - all of which are fully vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 5.5 years as of June 30, 2020.

During the six-month period ended June 30, 2020, and the year ended December 31, 2019, we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding at June 30, 2020, and December 31, 2019 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

The aggregate intrinsic value of the restricted stock grant was $0 at June 30, 2020, and December 31, 2019.

NOTE 8 – INCOME TAXES

As of June 30, 2020, the Company had $15,226,497 of federal net operating loss carry forwards. The Net Operating loss carry forward, if not used, will begin to expire in 2028. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax $1,278,082 for the quarter ended June 30, 2020, related to the current period activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of June 30, 2020, there were no unrecognized tax benefits, or any tax related interest or penalties.

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

NOTE 9– RELATED PARTY TRANSACTIONS

Due to officers

Accrued Compensation

At June 30, 2020, and December 31, 2019, we had $132,298 and $192,646 payable to William J. Delgado and $70,334 and $70,334 payable to Jerome Gomolski, respectively.

At and December 31, 2019 and June 30, 2020 we had
		William	Jerome
	Total	Delgado	Gomolski
Balance 12/31/2019	$262,980	$192,646	$70,334

2020 Salary	150,000	120,000	30,000
Payments	(210,348)	(180,348)	(30,000)

Balance 6/30/2020	$202,632	$132,298	$70,334

RLT Consulting

At June 30, 2020, and December 31, 2019, the company had a note payable to RLT consulting and a consulting agreement see (Note 5). RLT Consulting is owned by Ross Trevino, a Vice President of GDSI Inc.

Accounts Payable

	June 30,	December 31,
	2020	2019
RLT Consulting	$21,591	$21,591
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$78,690	$78,690

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $22,000 note remained outstanding at June 30, 2020 and through the date of this report.

During the second quarter ending June 30, 2020 Dragon Acquisitions, advanced $20,390 for operating expenses of Aviation Services.

NOTE 10 – SUBSEQUENT EVENTS

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor. The agreement was amended on June 18, 2020, for an additional funding of $700,000, which was received on July 2, 2020.

 On August 5, 2020, the Company and Adar, Alef, LLC entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $150,000due on August 5, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price is equal to 55% of lowest trading price for the twenty prior trading days prior to the conversion.

On July 2, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Promissory Note in the aggregate principal of $53,000 due on January 2, 2021. The note is convertible into shares of common stock of the Company. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of June 30, 2020, and through the date of this report, the principal balance totaling $53,000 is outstanding.

On July 27, 2020, the Company acquired an airplane for the purposes of testing the HarmAlarm System. The asset was purchased for $550,000 and will be recorded as a long term asset on the balance sheet of the Company.

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

Acquisition of HarmAlarm

In March of 2019, the Company acquired HarmAlarm. HA was formed in 2002 as a private Texas company to pursue Infrared commercial applications in the aviation services area. HA has developed a system known as Pilot Assisted Landing Systems (PALS). The precision and robustness of PALS has generated a host of new applications mainly through “landing trajectory” optimization which provides additional safety margin against weather related hazardous conditions, like wind shear, wake turbulence, icing, as well as low ceilings and fog. Harm Alarm was incorporated in New Jersey as Global Digital Aviation Services Inc. On June 4,2020.

Results of Operations

Comparison of the Six months ended June 30, 2020 and June 30, 2019

Revenue

There were no revenues for the three months ending June 30, 2020, or June 30, 2019

Expenses

Our Operating Expenses for the six months ended June 30, 2020 are summarized as follows, in comparison to our expenses for the six months ended June 30, 2019:

Professional fees	$70,152	29,642

Consulting Services	$124,500	142,953

Other G & A	$15,622	38,090

Total	$288,169	$287,509

Operating expenses for the six months ended June 30, 2020, were $288,169 representing an approximately 1% increase compared to operating expenses of $287,509 for the same period in 2019.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2020, we had cash on hand of $83,717 and a working capital deficit of $11,205,862 as compared to cash on hand of $493,402 and a working capital deficit $6,183,788 as of December 31,2019. The increase in working capital deficit of 5,022,07 is due primarily to the increase in Derivative liability of $4,4,412,341 and decrease in cash of $409,685.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the Three (3) Months ended on June 30, 2020, incurred a net loss of $3,789,346 and used net cash of $668,672 to fund operating activities. At June 30, 2020, we had cash of $83,717 an accumulated deficit of $45,040,449 a working capital deficit of $11,205,862 and stockholders’ deficit of $11,051,692. We have funded our activities to date almost exclusively from equity and debt financings.

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

Working Capital Deficiency	Periods Ended
	30-Jun	31-Dec
	2020	2019
Current Assets	$89,717	$499,402
Current Liabilities	11,295,579	6,683,190
Working Capital	$(11,205,862)	$(6,183,788)

The decrease in current assets from December 3, 2019, to June 30, 2020, is due to a decrease in cash used in operating activities.

Cash Flows
	Periods Ended
	June 30,	June 30,
	2020	2019
Net cash used in operating activities	$(668,672)	(931,472)
Net cash used in investing activities	(127,888)	(3,382)
Net cash provided by financing activities	386,875	1,027,952
(Decrease) Increase in cash	$(409,685)	$93,098

Operating Activities

Net cash used by operating activities was $668,672 for the six months ended June 30, 2020, reflecting the net loss of $6,086,104. Net cash used by operating activities was $931,472 for the six months ended June 30, 2019, reflecting the net loss of $762,792.

Investing Activities

Net cash used for Investing activities for the six months ended June 30, 2020, and June 30, 2019, was $127,888 and $3,382 respectively.

Financing Activities

During the six months ended June 30, 2020, cash provided by financing activities of $386,875 consisted of proceeds from convertible notes payable of $634,500 offset by payment on convertible notes payable of $410,750, proceeds of $103,125 from notes payable, proceeds from exercise of warrants of $60,000. During the six months ended June 30, 2019, cash provided by financing activities of $1,027,952 consisted of proceeds from convertible notes payable of $438,000, offset by payment on convertible notes payable of ($216,186), proceeds of $770,000 from notes payable, proceeds from exercise of warrants of $286,138.

Convertible Promissory Note

On December 19, 2018, The Company and Adar Alef, LLC entered into a security purchase agreement for four 8% Convertible Notes in the aggregate principal of $105,000 with all four notes being in the amount of $26, 500 each. The notes shall contain a 5% OID such that the purchase price shall be $25,000. The notes are convertible into shares of common stock of The Company. Note 1 was issued on December 19, 2018 and paid off on June 24, 2019. Notes 1 and 2 in the amount of $25,250 were issued on August1 and August 19 respectively. The note was paid off on April 3, 2020.

On March 7, 2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $58,000 due on March 7, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off on March 10, 2020.

On August 15, 2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $53,000 due on August 15, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off on February8, 2020.

On September 24, 2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $58,000 due on September 24, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the l On April 6, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Promissory Note in the aggregate principal of $58,000 due on April 6, 2021. The note is convertible into shares of common stock of the Company. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of June 30, 2020, and through the date of this report, the principal balance totaling $58,000 is outstanding.

On February 7, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000 due on February 7, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of June 30, 2020, the issuance date of these financial statements, the note remains outstanding.

On April 6, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Promissory Note in the aggregate principal of $53,000 due on April 6, 2021. The note is convertible into shares of common stock of the Company. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of June 30, 2020, and through the date of this report, the principal balance totaling $53,000 is outstanding.

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

On August 9, 2019, The Company entered into a convertible promissory note arrangement with Actus Fund, LLC in the principal amount of $142,750. The principal amount of the note with interest at 12% is due on May 19, 2020. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. The note was paid off on February 10, 2020.

On April 7, 2020, the Company and Actus Fund, LLC entered into a security purchase agreement for a 12% Convertible promissory in the aggregate principal of $197,000 due on February 7, 2021. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market Price, or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of June 30, 2020, and through the date of this report, the principal balance totaling $197,000 is outstanding.

On January 21, 2019, the Company entered into a Convertible Promissory Note with Crown Bridge Partners, LLC., in the principal amount of $75,000. The note carries original issue discount of $7,500 The Principal amount with interest at 12% will be due in twelve months from the advance. The Principal amount will be advanced in Tranches of $25,000 each. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 45% discount price. In addition, the Company agreed to issue to Crown Bridge Partners 3,750,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. issuance date of these notes. On March 31, 2020, the company paid off $25,000 of the outstanding balance and the remaining balance was converted into common shares on April 14, 2020.

On October 16, 2019, the Company entered into a 10% Convertible Promissory Note with Tangiers Global LLC. in the principal amount of $137,500 due on October 16, 2020. The note is convertible into shares of the Company’s common stock. The conversion price shall equal 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert part of all of the note. The note was paid off on February 10, 2020.

On April 3, 2020, the Company and First Fire Global Opportunity Fund LLC, entered into a security purchase agreement for a 8% Senior Convertible Promissory Note in the aggregate principal of $100,000 due on April 3, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price shall be equal to the lower of the Fixed Conversion of $0.01per share or the Alternative Conversion Price which is defined as 60% of the Market Price for the lowest trading date during a twenty-day trading period ending on the latest complete trading date prior to the Conversion date. As of June 30, 2020, and through the date of this report, the principal balance totaling $100,000 is outstanding.

On April 15, 2020, the Company and Platinum Point Capital entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $$82,500 due on April 15, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest trading date during twenty-day trading period ending on the latest complete trading date prior to the Conversion date. As of June 30, 2020, and through the date of this report, the principal balance totaling $82,500 is outstanding.

On May 20, 2020, the Company and GS Capital Partners, LLC entered into a 10% Convertible Note in the aggregate principal of $165,000 due on February 20, 2021. The note can be converted into shares of common stock of the Company. at any time after the issue date, at a price of $0.01 per share. As of June 30, 2020, and through the date of this report, the principal balance totaling $165,000 is outstanding.

Promissory Note Agreement

On August 31, 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a promissory note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the debt. As of June 30, 2020, the Company has accrued $2,000 of the interest.

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

On May 12, 2020, the Company and BBVA USA entered into a 1% SBA PPP, Promissory Note, in the aggregate principal of $103,125. The note is payable in monthly payments of $5,804.66 beginning on December 12, 2020, and ending on May 12, 2022.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recent Accounting Pronouncements

During the year ended December 31, 2019 and the three -month period ending June 30, 2020 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, William Delgado, who is our Chief Executive Officer (Principal Executive Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of William Delgado serving as our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2020, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, June 30, 2020 there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended ending June 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

On January 31, 2020, the Company issued 2,000,000 common shares to Crown Bridge in accordance with the note payable conversion feature. Crown Bridge converted $8,050 of principal 750.00 of fees. The remaining principal balance of the First Tranche after the conversion is paid in full.

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
Date: August 20, 2020

By: /s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 20, 2020