Form 10-Q
period 2020-09-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2020-11-23
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 20, 2020, there were 665,113,264 shares of the registrant’s common stock outstanding.

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

The Issuer is not obliged to, and does not intend to update or revise any forward-looking statements made in this Quarterly Report whether as a result of new information, future events or otherwise. All subsequent written forward-looking statements attributable to the Issuer, or persons acting on behalf of the Issuer, are expressly qualified in their entirety by the cautionary statements contained throughout this Private Placement Memorandum. As a result of these risks, prospective investors of the Convertible Bonds should not place undue reliance on these forward-looking statements. Neither the forward-looking statements nor the underlying assumptions have been verified or audited by any third party.

GLOBAL DIGITAL SOLUTIONS, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED September 30, 2020

ITEM 1. FINANCIAL STATEMENTS

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash	$96,384	$493,402
Prepaid expenses	—	6,000
Total current assets	96,384	499,402

Other Assets
Equipment, net of accumulated depreciation of $0 at September 30, 2020 and $0 at December 31, 2019.	50,782	26,282
Software Development Cost	102,823	—
Prepaid expenses - related party	520,000	—
Receivable from Related Party	106,225	—
Total other assets	779,830	26,282

Total assets	$876,214	$525,684

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	440,473	539,614
Accrued expenses	739,544	714,244
Financed insurance policy	11,187	11,187
Notes payable, net of discount of $0 and $0 respectively	4,555,125	3,683,000
Convertible notes payable, net of discount of $654,584 and $218,484, respectively	978,972	577,138
Derivative liability	2,421,525	1,158,008
Total current liabilities	9,146,826	6,683,191

Stockholders' deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,000	1,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized 667,588,264 and 643,121,923 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	667,588	643,122
Additional paid-in capital	33,418,400	32,152,715
Accumulated deficit	(42,357,600)	(38,954,344
Total stockholders' deficit	(8,270,612)	(6,157,507
Total liabilities and stockholders' deficit	$876,214	$525,684

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2020	2019	2020	2019

Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—

Operating expenses
Selling, general and administrative expenses	264,581	587,394	799,958	1,031,750
Impairment Loss	—	62,000	—	62,000
Total operating expenses	264,581	649,394	799,958	1,093,750

Loss from operations	264,581	649,394	799,958	1,093,750

Other (income) expense
Change in fair value of derivative liability	(3,476,526)	7,800	(236,206)	(311,575
Interest expense	293,323	346,419	2,184,920,	703,651
Amortization of Original issue discount	225,542	68,162	654,584	290,406
Loss on settlement of Debt	—	—	—	72,336
Total other (income) expense	(2,957,661)	422,381	2,603,298	754,818

Net Income (Loss)	$2,693,080	$(1,071,775)	$(3,403,256)	$(1,848,568)

Net loss per common share, basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding, basic	632,690,409	624,362,190	628,559,792	608,341,145

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS of Changes in STOCKHOLDERS' DEFICIT

(Unaudited)

For the nine months ended September 30, 2020
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2019	643,121,923	$643,122	1,000,000	$1,000	$32,152,715	$(38,954,344)	$(6,157,507)

Shares issued for exercise of warrants	6,000,000	6,000			54,000		60,000

Shares Issued for conversion of debt	7,588,333	7,588			22,662	—	30,250

Shares issued for conversion of Accounts Payable	6,500,000	6,500			81,500		88,000

Shares issued for services	281,955	283			4,791	—	5,074

Shares issued for expenses	3,300,000	3,300			6,930		10,230

Reduction in derivative liability	—	—			1,081,471	—	1,081,471

Convertible Note Forbearance Agreement	796,053	796			14,329		15,125

Net loss	—	—			—	(3,403,256)	(3,403,256)

Balance September 30, 2020	667,588,264	$667,588	1,000,000	$1,000	$33,418,400	$(42,357,600)	$(8,270,612)

For the nine months ended September 30, 2019

Balance December 31, 2018	579,901,814	$579,901	1,000,000	$1,000	$30,785,442	$(35,661,822)	$(4,295,479)
					—	—
Common Shares sold for cash	28,613,888	28,614			257,524		286,138

Common Stock shares issued for Services	24,160,377	24,160			265,765		289,924

Common Shares issued for Acquisition	5,000,000	5,000			57,000		62,000

Reduction in derivative liability	—	—			459,400	—	459,400

Net loss	—	—			—	(1,848,568	(1,848,568)

Balance, September 30, 2019	637,676,079	$637,675	1,000,000	$1,000	$31,825,130	$37,510,390	$(5,046,585)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the nine months ending September 30,
	2020	2019
Cash flows from operating activities:	$(3,403,256)	$(1,848,568)
Net loss
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of debt discount	654,584	290,406
Stock-based compensation	30,430	269,924
Change in fair value of derivative liability	(236,206)	(311,575)
Impairment expense	—	62,000
Loss (Gain) on Settlement	—	72,336
Operating expenses settled through debt proceeds	27,300	—
Interest expense from derivative liability	1,709,894	536,525
Changes in operating assets and liabilities:
Prepaid expenses	(514,000)	(6,000)
Accounts payable	(11,141)	(103,415)
Accrued expenses	210,550	(211,353)
Net cash used in operating activities	(1,531,845)	(1,249,720)
Cash flows from investing activities:
Purchase of Equipment	(24,500)	(26,282)
Software Development Cost	(102,823)	—
Due to Related Party	(106,225)	—
Net cash (used in) investing activities	(233,548)	(26,282)
Cash flows from financing activities:	—	—
Proceeds from notes payable	803,125	900,000
Payments of notes payable	—	(275,000)
Proceeds from convertible notes payable	1,077,000	696,975
Payments of convertible notes payable	(571,750)	(289,586)
Proceeds from sale of common shares	60,000	286138
	1,368,375	1,318,527
Net cash provided by (used in) financing activities

Net (decrease) increase in cash and cash equivalents	(397,018)	42,525
Cash and cash equivalents at beginning of period	493,402	8,100
Cash and cash equivalents at end of period	$96,384	$50,625
Supplementary disclosure of cash flow information
Cash paid during the year for:	28,812	28,812
Interest
Supplementary disclosure of non-cash investing and financing activities
Discount on convertible notes payable	$88,000	$51,775
Accrued expenses settled through notes payable	180,000	$—
Convertible debt settled through issuance of common shares	30,250	$—
Reduction in derivative liability from payments on convertible notes	1,081,471	$459,400
Discount from derivative on convertible notes payable	923,500	$213,475
Discount from warrants issued with convertible notes payable	$—	$20,000
Shares issued for acquisition	$—	$62,000

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the nine Months ended on September 30, 2020, incurred a net loss of $3,403,256 and used net cash of $1,531,845 to fund operating activities at September 30, 2020, we had cash of $96,384, an accumulated deficit of $42,357,600, a working capital deficit of $9,050,442 and stockholders’ deficit of $8,270,612. We have funded our activities to date almost exclusively from equity and debt financings.

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basis of Presentation

The accompanying unaudited financial information as of and for the nine months ended September 30, 2020 and 2019 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2019. included in our Annual Report on Form 10-K filed with the SEC on April 29, 2020.

The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2020, and December 31, 2019. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Nine Months Ended
	September 30,
	2020	2019
Convertible notes and accrued interest	274,444,313	55,661,577
Preferred Stock	214,560,000	214,560,000
Stock options	13,650,002	13,650,002
Warrants	1,500,000	1,500,000
Potentially dilutive securities	311,050,315	285,371,579

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 3 – ACCRUED EXPENSES

• As of September 30, 2020, and December 31, 2019, accrued expenses consist of the following amounts:

	September 30, 2020	December 31, 2019
Accrued compensation to executive officers and employee	$159,800	$262,984
Accrued professional fees and settlements	196,664	196,665
Accrued interest	383,081	254,595
	$739,544	$714,244

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at September 30, 2020, and December 31, 2019. The Derivative liabilities are Level 3 fair value measurements.

Embedded Derivative Liabilities of Convertible Notes

At September 30, 2019, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate 0.11%; term - 6 months; volatility –129.43%; dividend rate – 0%. At December 31, 2019, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate- 1.3%; term – 2.5 months volatility – 246.62% dividend rate – 0%.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 5 – NOTE PAYABLE

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million, amended in 2020 and increased to $2,550,000. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit (Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. As of December 31, 2019 $1,850,000 was outstanding, as of September 30 , 2020 and through the date of this report, the $2,550,000 note remains outstanding.

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at September 30,2020, and through the date of this report.

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 5 – NOTE PAYABLE (CONTINUED)

Under the terms of the Vox note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the nine -month period ended September 30, 2020, consulting fees totaling $90,000 were added to the note principal and are included in the note balance of $776,500, as of September 30, 2020, and $686,500 as of December 31, 2019. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however Vox has voluntarily refrained from making demand prior to the Resolution Funding Date.

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

Under the terms of the RLT note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017, causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the nine -month period ended September 30, 2020, consulting fees totaling $90,000 were added to the note principal and are included in the note balance of $769,500 as of September 30,2020 and $679,500 as of December 31, 2019.

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 5 – NOTE PAYABLE (CONTINUED)

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. As of December 31,2019, and September 30, 2020, and through the date of this report, the note remained outstanding.

During May 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. As of December 31, 2020, and September 30,2020, and through the date of this report, the $200,000 principal and $20,000 Investment Return remained outstanding.

During June 2018, the Company entered in to a one-year $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The Company defaulted on the note at maturity in June 2019 and the note remained outstanding through the date of this report. The note contains a default interest rate of 10% plus a 5% penalty of the outstanding balance of the note. The note holder has voluntarily refrained from making demand for repayment under the default provisions of the note, which would require the Company to pay the holder 130% of the outstanding principal and interest accrued at the default rate. As of As of September 30, 2020, and December 31, 2019, and through the date of this report, $100,000 principal remained outstanding.

The June 2018 note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of SHMP, another public company in which Mr. Delgado is a director and Chief Financial Officer.

On May 12, 2020, the Company and BBVA USA entered into a 1% SBA PPP, Promissory Note, in the aggregate principal of $103,125. The note is payable in monthly payments of $5,805 beginning on December 12, 2020, ending on May 12, 2022.

For other obligations, please see the Form 10K for the year ending December 31, 2019,filed with the Securities and Exchange Commission on April 29, 2020.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 5 – NOTE PAYABLE (CONTINUED)

Convertible Note Payable

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 54,926,552 shares and 157,874,360 shares at September 30, 2020, and December 31, 2019, respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017, and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of September 30, 2020, and December 31, 2019, and through the date of this report, the principal balance totaling $48,610 is outstanding and remains in default.

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2017, and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of September 30, 2020, and December 31, 2019, and through the date of this report, the principal balance totaling $59,514 is outstanding and remains in default.

On April 7, 2020, the Company and Actus Fund, LLC entered into a security purchase agreement for a 12% Convertible promissory in the aggregate principal of $197,000 due on February 7, 2021. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market Price, or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of September 30, 2020, and through the date of this report, the principal balance totaling $197,000 is outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 5 – NOTE PAYABLE (CONTINUED)

On May 20, 2020, the Company and GS Capital Partners, LLC entered into a 10% Convertible Note in the aggregate principal of $165,000 due on February 20, 2021. The note can be converted into shares of common stock of the Company. at any time after the issue date, at a price of $0.01 per share. As of September 30, 2020, and through the date of this report, the principal balance totaling $165,000 is outstanding.

On April 3, 2020, the Company and First Fire Global Opportunity Fund LLC, entered into a security purchase agreement for a 8% Senior Convertible Promissory Note in the aggregate principal of $100,000 due on April 3, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price shall be equal to the lower of the Fixed Conversion of $0.01per share or the Alternative Conversion Price which is defined as 60% of the Market Price for the lowest trading date during a twenty-day trading period ending on the latest complete trading date prior to the Conversion date. The outstanding principal balance and interest were paid off on October 29, 2020.

On April 15, 2020, the Company and Platinum Point Capital entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $$82,500 due on April 15, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest trading date during twenty-day trading period ending on the latest complete trading date prior to the Conversion date. The outstanding principal balance and interest were paid off on October 19, 2020.

On August 25, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000 due on August 25, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of September 30, 2020, the issuance date of these financial statements, the note remains outstanding.

On April 6, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Promissory Note in the aggregate principal of $53,000 due on April 6, 2021. The note is convertible into shares of common stock of the Company. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of September 30, 2020, and through the date of this report, the principal balance totaling $53,000 is outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 5 – NOTE PAYABLE (CONTINUED)

On June 29, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Promissory Note in the aggregate principal of $53,000 due on June 29, 2021. The note is convertible into shares of common stock of the Company. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of September 30, 2020, and through the date of this report, the principal balance totaling $53,000 is outstanding.

On May 10, 2019, the Company and GHS Investments LLC entered into a security agreement for a 10% Convertible Note in the aggregate principal of $335,000 due on February 10, 2020. The note carries original issue discount or $35,000. The note is convertible into shares of common stock of the Company. The “Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is required to maintain a common share reserve of not less than three times the number of shares that is actually issuable upon full conversion of the note. The purchaser will also receive warrants to purchase 5,000,000 shares of GDSI common stock at $.01/share. Warrants will have a three-year term to exercise. The Convertible Note is personally guaranteed by William Delgado, CEO. As of September 30, 2020, and December 31,2019, and through the date of this report, the principal balance totaling $304,748.00 is outstanding.

On August 5, 2020, the Company and ADAR, ALEF, LLC entered into a security agreement for a 8% Convertible Note in the aggregate principal of $150,000 due August 5, 2021. The note is convertible into shares of the Company’s common stock at any time after the 9th monthly anniversary of the issuance date. The “Conversion Price” shall mean 55% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is required to maintain a common share reserve of 62,337,000 shares. As of September 30, 2020, and through the date of this report, the principal balance totaling $150,000 is outstanding.

On August 17, 2020, the Company and Harbor Gates Capital, LLC entered into a security agreement for a 10% Convertible Note in the aggregate principal of $165,000 due August 17, 2021. The note carries original issue discount or $15,000The note is convertible into shares of the Company’s common stock at any time to convert in whole or in part the outstanding Principal amount. The “Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As of September 30, 2020, and through the date of this report, the principal balance totaling $165,000 is outstanding.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Adrian Lopez, Derivatively and on behalf of Global Digital Solutions, Inc. v. William J. Delgado, Richard J. Sullivan, David A. Loppert, Jerome J. Gomolski, Stephanie C. Sullivan, Arthur F. Noterman, and Stephen L. Norris, United States District Court for the District of New Jersey, Case No. 3:17-cv-03468-PGS-LHG

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On September 19, 2016, Adrian Lopez, derivatively, and on behalf of Global Digital Solutions, Inc., filed an action in New Jersey Superior Court sitting in Mercer County, General Equity Division. That action was administratively dismissed for failure to prosecute. Plaintiff Lopez, through his counsel, filed a motion to reinstate the matter on the general equity calendar on or about February 10, 2017. The Court granted the motion unopposed on or about April 16, 2017. On May 15, 2017, Defendant William Delgado (“Delgado”) filed a Notice of Removal of Case No. C-70-16 from the Mercer County Superior Court of New Jersey to the United States District Court for the District of New Jersey. On May 19, 2017, Defendant Delgado filed a First Motion to Dismiss for Lack of Jurisdiction. On May 20, 2017, Defendant David A. Loppert (“Loppert”) filed a Motion to Dismiss for Lack of (Personal) Jurisdiction. On June 14, 2017, Plaintiff Adrian Lopez (“Lopez”) filed a First Motion to Remand the Action back to State Court. On June 29, 2017, Defendant Delgado filed a Memorandum of Law in Response and Reply to the Memorandum of Law in Support of Plaintiff’s Motion to Remand and in Response to Defendants Delgado’s and Loppert’s Motions to Dismiss. On January 16, 2018, a Memorandum and Order granting Plaintiff’s Motion to Remand the case back to the Mercer County Superior Court of New Jersey was signed by the Judge and entered on the Docket. Defendants Delgado and Loppert’s Motions to Dismiss were denied as moot. On February 2, 2018, Defendants filed a Motion to Dismiss the Complaint. On February 20, 2018, Plaintiff filed a Motion to Consolidate Cases. On March 21, 2018, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss the Complaint. On March 23, 2018, Defendants filed a Brief in Reply to Plaintiff’s Opposition to Defendants’ Motion to Dismiss the Complaint. The Court held a hearing on the motions to dismiss and consolidate. Jurisdictional discovery was ordered. On October 12, 2018, the Court granted Defendants’ Motion to Dismiss for Lack of Personal Jurisdiction On October 15, 2018, an Order was entered denying without prejudice Plaintiff’s Motion to Consolidate.

On July 1, 2020, The Company’s counsel filed its opposition to the previously mentioned motions. On October 29, 2020, the court issued its rulings on the aforementioned motions. The court denied defendants motion to set aside the default judgement and granted the motion for hearing on damages with limitations, scheduling said hearing for November 17, 2020. On November 11, 2020, the defendants filed a motion for continuance. On November 12, 2020, the company’s counsel filed it’s opposition to said motion. On November 16, 2020, the court granted the motion with limitations, scheduling hearing for December 2, 2020.

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The purchase price shall consist of a cash amount, a stock amount and an earn-out amount as follows: (i) Brazilian Real (“R”) $100 million (approximately US$26 million) to be paid by the Purchaser in equal monthly installments over a period of forty eight (48) months following the closing date; (ii) an aggregate of R$100 million (approximately US$26 million) in shares of the Purchaser’s common stock, valued at US$1.00 per share; and (iii) an earn-out payable within ten business days following receipt by the Purchaser of Rontan’s audited financial statements for the 12-months ended  December31, 2017, 2018 and 2019. The earn-out shall be equal to the product of (i) Rontan’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the last 12 months, and (ii) twenty percent and is contingent upon Rontan’s EBITDA results for any earn-out period being at least 125% of Rontan’s EBITDA for the 12-months ended December 31, 2015. It is the intention of the parties that the stock amount will be used by Rontan to repay institutional debt outstanding as of the closing date.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Under the terms of a Finders Fees Agreement dated April 14, 2014, we have agreed to pay RLT Consulting Inc., a related party, a fee of 2% (two percent) of the Transaction Value, as defined in the agreement, of Rontan upon closing. The fee is payable one-half in cash and one-half in shares of our common stock.

Specific conditions to closing consist of:

a)	Purchaser’s receipt of written limited assurance of an unqualified opinion with respect to Rontan’s audited financial statements for the years ended December 31 2013 and 2014 (the “Opinion”);
b)	The commitment of sufficient investment by General American Capital Partners LLC (the “Institutional Investor”), in the Purchaser following receipt of the Opinion;
c)	The accuracy of each Parties’ representations and warranties contained in the SPSA;
d)	The continued operation of Rontan’s business in the ordinary course;
e)	The maintenance of all of Rontan’s bank credit lines in the maximum amount of R$200 million (approximately US$52 million) under the same terms and conditions originally agreed with any such financial institutions, and the maintenance of all other types of funding arrangements. As of the date of the SPSA, Rontan’s financial institution debt consists of not more than R$200 million (approximately US$52 million), trade debt of not more than R$50 million (approximately US$13 million) and other fiscal contingencies of not more that R$95 million (approximately US$24.7 million);
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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On or about January 31, 2019, Defendants filed a Motion to Dismiss for Failure to State a Claim for failure to fulfill conditions precedent in the consummation of the contract in question. Defendants filed a Motion to Dismiss challenging jurisdiction, venue, and forum nonconvenes. On or about May 21, 2019, the Court denied their motions to dismiss for lack of personal jurisdiction, improper venue and forum nonconvenes. The court granted their Motion to Dismiss for Failure to State a Claim for failure to fulfill conditions precedent in the consummation of the contract in question but, granted leave to amend. On or about June 7, 2019, counsel filed an amended complaint. On or about June 21, 2019, defendants answered the amended complaint. The litigation moved from the pleading stage to discovery. The Company and Rontan/Bolzans entered into court order mediation on November 7, 2019. (i) Motion to set aside Default Judgement (ii) Motion for hearing on damages.

Burr Foreman, the company’s counsel on the previously dismissed case regarding NACSV, has filed a lawsuit for fees in the past due amount of $113,503. The Company has not been served with the lawsuit but intends to answer the complaint when served.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share as of September 30, 2020 and December 31, 2019, 1,000,000 shares of preferred stock were outstanding.

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

Common Stock

We are authorized to issue 2,000,000,000 shares of common stock, $0.001 par value per share.as of September 30, 2020, and December 31, 2019, 667,788,264 shares and 643,121,923 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively.

Stock Incentive Plans

2014 Global Digital Solutions Equity Incentive Plan

On May 9, 2014, our shareholders approved the 2014 Global Digital Solutions Equity Incentive Plan (“Plan”) and reserved 20,000,000 shares of our common stock for issuance pursuant to awards thereunder, including options, stock appreciation right, restricted stock, restricted stock units, performance awards, dividend equivalents, or other stock-based awards. The Plan is intended as an incentive, to retain in the employ of the Company, our directors, officers, employees, consultants and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

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

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Awards Issued Under Stock Incentive Plans

Stock Option Activity

As of September 30, 2020, and December 31, 2019, we have outstanding 13,650,002 stock options - all of which are fully vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 5.2 years as of September 30, 2020.

During the nine-month period ended September 30, 2020, and the year ended December 31, 2019, we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding as of September 30, 2020, and December 31, 2019 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

Restricted Stock Units

On October 10, 2014, we granted an employee 1 million RSU’s convertible into 1 million shares of the Company’s common stock, with a grant date fair market value of $100,000. The grant was made under our 2014 Equity Incentive Plan. 333,333 RSU’s will vest in respect of each calendar year (commencing January 1 and ending December 31) of the Company from 2015 through 2017 if the Company has achieved at least 90% of the total revenue and EBITDA midpoint targets set forth in the agreement. If less than 90% of the target is achieved in respect of any such fiscal year, then the number of RSU’s vesting for that fiscal year shall be 333,333 times the applicable percentage set forth in the agreement; provided that, if the company shall exceed 100% of the revenue and EBITDA midpoint +-target for the 2018 or 2017 calendar year, and shall have failed to reach 90% of the target for a prior calendar year, the excess over 100% shall be applied to reduce the deficiency in the prior year(s), and an additional number of RSU’s shall vest to reflect the increased revenue for such prior calendar year. Any such excess shall be applied first to reduce any deficiency for the 2015 calendar year and then for the 2016 calendar year. The vesting of the RSU’s shall be effective upon the issuance of the audited financial statements of the Company for the applicable calendar year and shall be based upon the total revenue and EBITDA of the acquired companies as reflected in such financial statements.

The aggregate intrinsic value of the restricted stock grant was $0 as of September 30, 2020, and December 31, 2019.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 8 – INCOME TAXES

As of September 30, 2020, the Company had $15,813,611 of federal net operating loss carry forwards. The Net Operating loss carry forward, if not used, will begin to expire in 2028. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by approximately $ 626,553 for the quarter ended September 30, 2020, related to the current period activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of September 30, 2020.

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to officers

Accrued Compensation

As of September 30, 2020, and December 31, 2019, we had $84,466 and $192,646 payable to William J. Delgado and $75,334 and $70,334 payable to Jerome Gomolski, respectively. Accrued compensation is included in Accrued expenses.

		William	Jerome
	Total	Delgado	Gomolski
Balance December 31, 2019	$262,980	$192,646	$70,334

2020 Salary	225,000	180,000	45,000

Payments	(328,180)	(288,180	(40,000

Balance September 30, 2020	$159,800	$84,466	$75,334

RLT Consulting

As of September 30, 2020, and December 31, 2019, the company had a note payable to RLT consulting and a consulting agreement see (Note 5). RLT Consulting is owned by Ross Trevino, a Vice President of GDSI Inc.

Accounts Payable

	September 30,	December 31,
	2020	2019
RLT Consulting	$21,591	$21,591
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$78,690	$78,690

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $22,000 note remained outstanding as of September 30,2020 and through the date of this report.

The June 2018 note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of SHMP, another public company in which Mr. Delgado is a director and Chief Financial Officer.

During the third quarter ending September 30, 2020 Dragon Acquisitions, advanced $40,977 for operating expenses of Aviation Services.

Prepaid expense related party

Prepaid expense represents the cost of an airplane purchased by The Company and transferred to Valley Air Express, a related entity, in exchange for flight hours. The prepaid expense of $520,00 will be amortized over the flight hours used in the software development of the Pilot Assisted Landing System. See Note 1.

NOTE 10 – SUBSEQUENT EVENTS

On October 19, and October 29, 2020 ECO-Growth Strategies, Inc., a related party, paid off the Convertible Note Payable to Platinum Point Capital LLC. and the Convertible Note Payable to FirstFire Global Opportunities Fund LLC, see Notes Payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 29, 2020 any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

Business Overview

Global Digital Solutions, Inc., is positioning itself as a leader in providing comprehensive security and technology solutions. Since May 1, 2012, we have been focusing on acquisitions of defense and defense-related entities both in the United States and abroad. On June 16, 2014, GDSI completed its acquisition of North American Custom Specialty Vehicles (“NACSV”). NACSV’s mobile emergency operations centers (MEOC) can be tailored to the needs of Police, Fire, EMS, Military, Homeland Security, National Guard, FBI, Air National Guard, Coast Guard, Chemical/Petrochemical, Humanitarian Aid, Non-Governmental Organizations, Drug Enforcement, Immigration & Customs, Bureau of Alcohol, Tobacco, Firearms and Explosives, Water Management, Wildlife Management, D.O.T. Engineering & Maintenance, Air & Water Quality Management (EPA), Meteorological Seismic/Oil & Gas Exploration, IS/Mapping Power Generation (Nuclear & Conventional), Power Transmission, and Strategic Infrastructure Security. The company has already built customized vehicles for customers involved in one or more of the above categories, and we see many opportunities to improve NACSV and its products and services through the integration of additional software, hardware, and firmware technologies.

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

History of Business – D, 2016 to Present

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

The following events have occurred since December 31, 2016:

Share Purchase and Sale Agreement for Acquisition of Grupo Rontan Electro Metalurgica, S.A.

Effective October 13, 2015, the Company (as “Purchaser”) entered into the SPSA dated October 8, 2015, with Joao Alberto Bolzan and Jose Carlos Bolzan, both Brazilian residents (collectively, the “Sellers”), and Grupo Rontan Electro Metalurgica, S.A., a limited liability company duly organized and existing under the laws of Federative Republic of Brazil (“Rontan”) (collectively, the “Parties”), pursuant to which the Sellers agreed to sell 100% of the issued and outstanding shares of Rontan to the Purchaser on the closing date (the “Rontan Transaction”).

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

The Institutional Investor has committed to invest sufficient capital to facilitate the transaction, subject to receipt of the Opinion, among other conditions. Subject to satisfaction or waiver of the condition precedent provided for in the SPSA, the closing date of the transaction shall take place within 10 business days from the date of issuance of the Opinion. Rontan is engaged in the manufacture and distribution of specialty vehicles and acoustic/visual signaling equipment for the industrial and automotive markets.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

Revenue

There were no revenues for the nine- months ending September 30, 2020, or September 30, 2019

Expenses

Our Operating Expenses for the nine-months ended September 30, 2020 are summarized as follows, in comparison to our expenses for the nine months ended September 30, 2019:

	Nine months ended September 30,
	2020	2019
Salaries and related expenses	$225,000	$217,500

Rent	8,422	8,470

Professional fees	150,480	218,754

Consulting Services	293,351	520,981

Other G & A	122,705	66,045

Impairment Loss	—	62,000

Total	$799.958	$1,093,750

Operating expenses for the nine months ended September 30, 2020, were $799,958 representing an approximately 27% decrease compared to operating expenses of $1,093,750 for the same period in 2019.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2020, we had cash on hand of $96,384 and a working capital deficit of $9,050,442 as compared to cash on hand of $493,402 and a working capital deficit $6,183,789 as of December 31,2019. The increase in working capital deficit of $2,866,653 is due primarily to the increase in Derivative liability of $1,263,517, an increase in Notes Payable of $872,125,and increase in convertible note payable of 401,834 and decrease in cash of $397,018.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the Nine (9) Months ended on September 30, 2020, incurred a net loss of $3,403,256 and used net cash of $to fund operating activities. As of September 30, 2020, we had cash of $96,384 an accumulated deficit of $42,357,600 a working capital deficit of $,9,050,442 and stockholders’ deficit of $8,270,612. We have funded our activities to date almost exclusively from equity and debt financings.

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

Working Capital Deficiency

	Periods Ended
	September 30,	December 31,
	2020	2019
Current Assets	$96,384	$499,402
Current Liabilities	(9,146,827)	(6,683,191)
Working Capital	$(9,050,442)	$(6,183,789)

The decrease in current assets from December 3, 2019, to September 30, 2020, is due to a decrease in cash used in operating activities.

Cash Flows

	Periods Ended
	September 30,	September 30,
	2020	2019
Net cash used in operating activities	(1,531,845)	$(1,249,720)
Net cash used in investing activities	(233,548)	(26,282)
Net cash provided by (used in) financing activities	1,368,375	1,318,527
Decrease in cash	$397,018	$44,544

Operating Activities

Net cash used by operating activities was $1,531,845 for the nine months ended September 30, 2020, reflecting the net loss of $3,403,256. Net cash used by operating activities was $1,249,72021 for the nine months ended September 30, 2019, reflecting the net loss of $1,071,775.

Investing Activities

Net cash used for Investing activities for the nine months ended September 30, 2020, and September 30, 2019, was $233,548 and $26,282 respectively.

Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities of $1,368,375 consisted of proceeds from convertible notes payable of $1,077,000, proceeds from Notes payable of $803,125 offset by payment on convertible notes payable of $571,750.

On December 19, 2018, The Company and Adar Alef, LLC entered into a security purchase agreement for four 8% Convertible Notes in the aggregate principal of $105,000 with all four notes being in the amount of $26, 500 each. The notes shall contain a 5% OID such that the purchase price shall be $25,000. The notes are convertible into shares of common stock of The Company. Note 1 was issued on December 19, 2018 and paid off on June 24, 2019. Notes 1 and 2 in the amount of $25,250 were issued on August1 and August 19 respectively. The note was paid off on April 2,2020.

On March 7, 2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $58,000 due on March 7, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off on September 10, 2019.

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

On January 21, 2019, the Company entered into a Convertible Promissory Note with Crown Bridge Partners, LLC., in the principal amount of $75,000. The note carries original issue discount of $7,500 The Principal amount with interest at 12% will be due in twelve months from the advance. The Principal amount will be advanced in Tranches of $25,000 each. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 45% discount price. In addition, the Company agreed to issue to Crown Bridge Partners 3,750,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. The note converted to common shared of the company in April 2020.

On October 16, 2019, the Company entered into a 10% Convertible Promissory Note with Tangiers Global LLC. in the principal amount of $137,500 due on October 16, 2020. The note is convertible into shares of the Company’s common stock. The conversion price shall equal 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert part of all of the note. The note was paid off on May 20, 2020.

Factoring Agreements

During the year ended, 2015, the Company entered into two revenue-based factoring agreements for which the Company did not make the required payments, and the factor agreements went into default. On December 21, 2017, the Company entered into a Settlement agreement with Power Up under which Power Up has agreed to accept the sum of $90,000 in full satisfaction of outstanding obligation. The settlement is to be paid in three installments of $30,000. The settlement has been paid in full as of May 15, 2018, with a gain on settlement of $17,266 recognized when the debt was extinguished.

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

Financing Agreement

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million, amended in 2019 and increased to $1,850,000. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit (Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. $300,000 was received by the Company in December 2017. The $300,000 note remains outstanding and in good standing as of December 31 and 2018, and through the date of this report.

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

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. As of September 30, 2020 and through the date of this report, the] note remained outstanding.

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

Recent Accounting Pronouncements

During the year ended December 31 and the nine-month period ending September 30, 2020 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, William Delgado, who is our Chief Executive Officer (Principal Executive Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2020 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

In performing the above-referenced assessment, management had concluded that as of December 31, 2020 there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended ending September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved in legal proceedings in the ordinary course of our business, and our management cannot predict the ultimate outcome of these legal proceedings with certainty. The Company is plaintiff or defendant in the following actions:

John Ramsey and Carl D. Dekle, as Personal Representative of the Estate of Brian Dekle, Deceased v. Global Digital Solutions, Inc.; North American Custom Specialty Vehicles, Inc.; and Richard J. Sullivan, United States District Court, Middle District of Florida, Case No.: 6:15-cv-01633-ACC-GJK

On January 14, 2015, Brian A. Dekle and John Ramsay filed suit against the Company and its wholly owned subsidiary, North American Custom Specialty Vehicles, Inc. (“NACSV”), in the Circuit Court of Baldwin, Alabama, case no. 05-CV-2015-9000050.00, relating to our acquisition of NACSV (the ''Dekle Action"). Prior to instituting the Dekle Action in June 2014, the Company had entered into an equity purchase agreement with Dekle and Ramsay to purchase their membership interest in North American Custom Specialty Vehicles, LLC. The Dekle Action originally sought payment for $300,000 in post-closing consideration Dekle and Ramsay allege they are owed pursuant to the equity purchase agreement.

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

On September 8, 2016, an Order was entered dismissing the case without prejudice and subject to the right of the parties to submit a stipulated form of final order or judgment or to move to reopen the action, upon good cause shown.

On July 27, 2017, the Company and Dekle and Ramsay entered into a Settlement Agreement. The Company and the plaintiff came to the following agreements:

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

Subject to satisfaction or waiver of the condition precedent provided for in the SPSA, the closing date of the transaction shall take place within 10 business days from the date of issuance of the Opinion.

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

On June 12, 2020, The new Rontan/Bolzan counsel filed two motions (i) Motion to set aside Default Judgement (ii) Motion for hearing on damages. On July 1, 2020, The Company’s counsel filed it’s opposition to the previously mentioned motions. On October 29, 2020, the court issued it’s rulings on the aforementioned motions. The court denied defendants motion to set aside the default judgement and granted the motion for hearing on damages with limitations, scheduling said hearing for November 17, 2020. On November 11, 2020, the defendants filed a motion for continuance. On November 12, 2020, the company’s counsel filed it’s opposition to said motion. On November 16, 2020, the court granted the motion with limitations, scheduling hearing for December 2, 2020.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of significant risks. Investors should carefully consider the risk factors included in the "Risk Factors" section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, as filed with SEC on April 29, 2020, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company's business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2020, the Company issued 281,955 common shares to a consultant pursuant to the consulting agreement of December 23,2019.

On January 31, 2020, the Company issued 2,000,000 common shares to Crown Bridge in accordance with the note payable conversion feature. Crown Bridge converted $8,050 of principal 750.00 of fees.The remaining principal balance of the First Tranche was converted on April 14, 2020

On February 7, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000 due on February 7,2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of the issuance date of these financial statements, the note remains outstanding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Purchase Agreement with Bronco Communications, LLC dated January 1, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
2.2	Amendment to Purchase Agreement with Bronco Communications, LLC dated October 15, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
2.3	Agreement of Merger and Plan of Reorganization with Airtronic USA, Inc. dated October 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
2.4	First Amendment to Agreement of Merger and Plan of Reorganization with Airtronic, USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
2.5	Equity Purchase Agreement with Brian A. Dekle, John Ramsey, GDSI Acquisition Corporation, Global Digital Solutions, Inc., and North American Custom Specialty Vehicle, LLC dated June 16, 2014 (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2014)
2.6	Share Purchase and Sale Agreement with Global Digital Solutions, Inc., Grupo Rontan Electro Metalurgica, S.A., Joao Alberto Bolzan and Jose Carlos Bolzan dated October 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 19, 2015)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.2	Articles of Merger dated March 18, 2004 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.3	Certificate of Amendment to the Certificate of Incorporation dated August 06, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.4	Bylaws dated August 28, 1995 (incorporated by reference to our Form 10 filed on August 8, 2013)
3.5	Certificate of Amendment to Certificate of Incorporation dated July 7, 2014 (incorporated by reference to our Current Report on Form 8-K filed on July 30, 2014)
3.6	Certificate of Amendment to Certificate of Incorporation dated May 18, 2015 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2015)
(10)	Material Agreements
10.1	Debtor in Possession Note Purchase Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.2	Secured Promissory Note with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.3	Security Agreement with Airtronic USA, Inc. dated October 22, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.4	Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated March, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.5	Second Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.6	Secured Promissory Note with Airtronic USA, Inc. dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.7	Intellectual Property Security Agreement with an individual dated August 5, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.8	Promissory Note Purchase Agreement with Bay Acquisition, LLC dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.9	Secured Promissory Note with an individual dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.10	Security Agreement with Bay Acquisition, LLC dated December, 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.11	Warrant to Purchase Common Stock with an individual dated December 2012 (incorporated by reference to our Form 10 filed on August 8, 2013)

10.12	Amendment to Promissory Note Agreement with an individual dated May 6, 2013 (incorporated by reference to our Form 10 filed on August 8, 2013)
10.13	Subscription Agreement and Securities Purchase Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.14	Form of Indemnification Agreement (incorporated by reference to our Form 10 filed on August 8, 2013)
10.15	Secured Promissory Note with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.16	Third Bridge Loan Modification and Ratification Agreement with Airtronic USA, Inc. dated October 10, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.17	Investment Banking Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014)
10.18	Addendum to Investment Bank Agreement with Midtown Partners & Co, LLC dated October 16, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.19	2014 Equity Incentive Plan dated May 19, 2014 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.20	Online Virtual Office Agreement dated August 19, 2013 (incorporated by reference to our registration statement on Form S-1 filed on August 5, 2014)
10.21	Restricted Stock Unit Agreement with Stephen L. Norris dated August 25, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed on August 25, 2014)
10.22	Securities Purchase Agreement with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.23	Convertible Redeemable Note with Charter 804CS Solutions, Inc dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.24	First Amendment to Convertible Redeemable Note with Charter 804CS Solutions, Inc dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.25	Securities Purchase Agreement with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.26	Convertible Redeemable Note with an individual dated December 8, 2014 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2014)
10.27	First Amendment to Convertible Redeemable Note dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2014)
10.28	Securities Purchase Agreement with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.29	Convertible Redeemable Note with LG Capital Funding, LLC dated January 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 20, 2015)
10.30	Convertible Note with JSJ Investments Inc. dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.31	Securities Purchase Agreement with Adar Bays, LLC dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.32	Convertible Redeemable Note with Adar Bays dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.33	Convertible Note with JMJ Financial dated January 26, 2015 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2015)
10.34	Convertible Note with Vista Capital Investments, LLC dated February 4, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 9, 2015)
10.35	Securities Purchase Agreement with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.36	Convertible Promissory Note with KBM Worldwide, Inc dated February 17, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.37	Securities Purchase Agreement with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.38	Convertible Note with EMA Financial, LLC dated February 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2015)
10.39	Note Purchase Agreement with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)

10.40	Convertible Promissory Note with Tangiers Investment Group, LLC dated March 8, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2015)
10.41	Non-Exclusive Agreement with Carter, Terry & Company dated December 18, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2015)
10.42	Securities Purchase Agreement with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.43	Convertible Promissory Note with VIS Vires Group, Inc. dated April 3, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2015)
10.44	Revenue Based Factoring Agreement with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.45	Security Agreement and Guarantee with Power Up dated October 1, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 5, 2015)
10.46	Revenue Based Factoring Agreement with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.47	Security Agreement and Guarantee with Power Up dated October 23, 2015 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2015)
10.48	Settlement Agreement with an individual dated July 27, 2017 (incorporated by reference to our [LFY ENDED NO YEAR], 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.49	Settlement Agreement with Power Up Lending Group, Ltd. dated December 21, 2017 (incorporated by reference to our [LFY ENDED NO YEAR], 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.50	Repayment Agreement with JMJ Financial dated December 13, 2017 (incorporated by reference to our [LFY ENDED NO YEAR], 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.51	Convertible Note Redemption Agreement dated December 12, 2017 (incorporated by reference to our [LFY ENDED NO YEAR], 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.52	Exchange/Conversion Agreement with an individual dated August 15, 2016 (incorporated by reference to our [LFY ENDED NO YEAR], 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.53	Promissory Note with Dragon Acquisitions dated August 31, 2017 (incorporated by reference to our [LFY ENDED NO YEAR], 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.54	Stock Purchase Agreement with Empire Relations Group, Inc. dated August 16, 2017 (incorporated by reference to our [LFY ENDED NO YEAR], 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.55	Prepaid Forward Purchase Agreement with Boies Schiller Flexner LLP dated December 22, 2017 (incorporated by reference to our [LFY ENDED NO YEAR], 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.56	Demand Promissory Note with Vox Business Trust, LLC dated December 19, 2017 (incorporated by reference to our [LFY ENDED NO YEAR], 2015 Annual Report on Form 10-K filed on May 31, 2018)
10.57	Demand Promissory Note with RLT Consulting, Inc. dated December 26, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.58	Promissory Note with an individual dated May 1, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.59	Investment Return Purchase Agreement with an individual dated May 15, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 13, 2018)
10.60	Investment Return Purchase Agreement with an individual dated March 28, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2018)
10.61	Personal Guaranty of Securities Purchase Agreement dated June 4, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2018)
10.62	Secured Original Issue Discount Promissory Note with GS Capital Partners, LLC dated June 4, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2018)
10.63	Promissory Note with Riptide Capital, LLC dated April 24, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2018)
10.64	Stock Pledge Agreement with GS Capital Partners, LLC dated June 3, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2018)
10.65*	Equity Purchase Agreement dated October 19, 2018 with Peak One Opportunity Fund, LP
10.66*	Convertible Promissory Note dated November 7, 2018 with Auctus Fund LLC
10.67*	Securities Purchase Agreement dated November 7, 2018 with Auctus Fund LLC

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

‡	Employment Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIGITAL SOLUTIONS, INC.

By: /s/ William Delgado

William Delgado

Chief Executive Officer

(Principal Executive Officer)

Date: November 23, 2020

By: /s/ Jerome J. Gomolski

Jerome J. Gomolski

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: November 23, 2020