Form 10-K
period 2020-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2021-04-19
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, was 668,338,264 shares of common stock as of April 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

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

In March of 2019, the Company acquired HarmAlarm (“HA”). HA was formed in 2002 as a private Texas company to pursue Infrared commercial applications in the aviation services area. HA has developed a system known as Pilot Assisted Landing Systems (PALS). We believe the precision and robustness of PALS has generated a host of new applications mainly through “landing trajectory” optimization which provides additional safety margin against weather related hazardous conditions, like wind shear, wake turbulence, icing, as well as low ceilings and fog.

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

Acquisition of HarmAlarm

In March of 2019, the Company acquired HarmAlarm. HA was formed in 2002 as a private Texas company to pursue Infrared commercial applications in the aviation services area. HA has developed a system known as Pilot Assisted Landing Systems (PALS). We believe the precision and robustness of PALS has generated a host of new applications mainly through “landing trajectory” optimization which provides additional safety margin against weather related hazardous conditions, like wind shear, wake turbulence, icing, as well as low ceilings and fog.

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

Business Strategy –

As of the date of this filing, the company’s main line of business is the development of proprietary aviation technology involving its May acquisition of Harm Alarm. It is also looking to develop an automotive technology company currently in Brazil. The Company has been in litigation concerning Rontan Metallurgica in Sao Paulo, Brazil and has been awarded a default judgment regarding the acquisition of the company. The company is currently awaiting final damages in the case.

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

Subsidiaries

We currently have three subsidiaries including GDSI Florida, LLC, North American Custom Specialty Vehicles, Inc. and Global Digital Aviation Services f/k/a HarmAlarm.

Employees

As of December 31, 2022, we had 2 full-time employee, William Delgado and Jerome Gomolski, and 0 part-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance, and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties. If any of the following events described in these risk factors actually occur, our business, financial condition, or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Moreover, additional risks not currently known to us or that we currently deem less significant may also impact our business, financial condition, or results of operations, perhaps materially. For additional information regarding risk factors, see Item 1 – “Forward-Looking Statements.”

Risks Related to Our Company

There is substantial doubt about our ability to continue as a going concern.

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate of $20,032 per month, we estimate that our cash on hand will not be able to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution. The agreement was amended on December 12, 2020, and the Company received an additional $650,000 of funding from the same New York-based institution. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

We have limited operating history with our operating subsidiary, and as a result, we may experience losses and cannot assure you that we will be profitable.

We have a limited operating history with our single operating subsidiary, NACSV, on which to evaluate our business. Our operations are subject to all of the risks inherent in the establishment and expansion of a business enterprise. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we operate. Unanticipated delays, expenses, and other problems such as setbacks in product development, product manufacturing, and market acceptance are frequently encountered in establishing a business such as ours. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The companies that we hope to acquire may rely on patent, trademark, trade secret, and copyright protection to protect their technology. We believe that technological leadership can be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as patents. We may not secure future patents; and patents that we may secure may become invalid or may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, “reverse engineer” our products, or, if patents are issued to us, design around such patents. We also expect to rely upon a combination of copyright, trademark, trade secret, and other intellectual property laws to protect our proprietary rights by entering into confidentiality agreements with our employees, consultants, and vendors, and by controlling access to and distribution of our technology, documentation, and other proprietary information. There can be no assurance, however, that the steps to be taken by us will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide a competitive advantage to us. Any such circumstance could have a material adverse effect on our business, financial condition and results of operations. While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and significant liabilities to third parties, any of which could have a material adverse effect on our business.

We may not be able to protect our trade names and domain names.

We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain names “www.gdsi.co” and “www.nacsvehicles.com,” and we use “GDSI” and “NACS Vehicles” as trade names. Domain names generally are regulated by Internet regulatory bodies are subject to change, and in some cases, may be superseded, in some cases by laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office as well as ascertain other common law rights. If the domain registrars are changed, if new ones are created, or if we are deemed to be infringing upon another’s trade name or trademark, we may be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended December 31, 2020, our net loss was $12,606,540 As of December 31, 2020, we had an accumulated deficit of $51,560,884, and a working capital deficit of $17,403,295. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Dependence on financing and losses for the foreseeable future

As of December 31, 2020, we had current liabilities of $17,403,559 and current assets of $264. We had a working capital deficiency of $17,403,559. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution. The agreement was amended on December 12, 2019 and June 18, 2020 and the Company received an additional funding totaling $1,900,000 from the same New York-based institution. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Our ability to generate positive cash flows is uncertain.

To develop and expand our business, we will need to make significant up-front investments in our manufacturing capacity and incur research and development, sales and marketing, and general and administrative expenses. In addition, our growth will require a significant investment in working capital. Our business will require significant amounts of working capital to meet our project requirements and support our growth. We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements. If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our current production requirements, let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop, or enhance our products, and respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations, and financial condition.

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

From January 1, 2019 through the date of this report, the price per share of our common stock has ranged from a high of $0.020 to a low of $0.0055. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, due in part to our operating performance and to conversions of dilutive debt instruments that we have issued to fund operations. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us and negatively impact other aspects of our business, including our ability to fund our operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

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

Our common stock is quoted for trading on the OTC Pink Marketplace (“OTC Pink”). On December 26, 2017, the Securities and Exchange Commission instituted public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Respondent Global Digital Solutions, Inc. On January 8, 2018, Respondent Global Digital Solutions, Inc. (“GDSI”) filed its answer to the allegations contained in the Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12U - of the Exchange Act. A briefing schedule was entered into and on February 15, 2018, the Securities and Exchange Commission filed a motion for an order of summary disposition against Respondent GDSI on the grounds that there is no genuine issue with regard to any material fact, and the Division was entitled as a matter of law to an order revoking each class of GDSI’s securities registered pursuant to Section 12 of the Exchange Act. Respondent GDSI opposed the Securities and Exchange Commission’s motion on the grounds that there were material issues of fact. The Securities and Exchange Commission replied, and a hearing was held on April 9, 2018. The Administrative Law Judge ordered supplemental evidence and briefing on the issues of material fact. In the event that we are able to file the required reports with the SEC to be current under the Exchange Act of 1934 (the “Exchange Act”), we still will be unable to list our stock on the OTCQB since the price of our stock is below $0.01, and we do not meet the eligibility standards for listing under the OTCQB per OTC Markets guidelines. Should we continue to fail to satisfy the eligibility standards of OTC Markets for the OTCQB, the trading price of our common stock could continue to suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

Our current directors, our executive officers, and 5% or more stockholders beneficially own or control approximately 47.5% of our issued and outstanding shares of common stock as of December 31, 2020. Additionally, the holdings of our directors, and executive officers, and preferred stockholders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options, or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons, irrespective of how the Company’s other stockholders vote, may have significant influence over and may control corporate actions requiring stockholder approval, including the following actions:

●	electing or defeating the election our directors;

●	to amending or preventing the amendment of our Certificate of Incorporation or By-laws;

●	effecting or preventing a transaction, sale of assets, or other corporate transaction; and

●	controlling the outcome of any other matter submitted to our stockholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

We own no other real property.

Our registered agent is West Coast Stock Transfer, Inc.721 N Vulcan Ave, Suite 106 Encinitas CA 92024

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

Quarter Ended	High	Low
March 31, 2021	$0.0595	$0.052

December 31, 2020	$0.040	$0.012
September 30, 2020	$0.026	$0.0102
June 30, 2020	$0.035	$0.0065
March 31, 2020	$0.027	$0.0059

December 31, 2019	$0.0134	$0.00134
September 30, 2019	$0.0125	$0.0105
June 30, 2019	$0.0133	$0.0105
March 31, 2019	$0.0170	$0.0150

Transfer Agent

Our transfer agent is West Coast Stock Transfer, Inc., and is located at 721 N Vulcan Ave, Suite 106, Encinitas CA 92024. Their telephone number is (619) 664-4780 and their website is www.West Coast Stock Transfer, Inc.

Holders of Common Stock

As of December 31, 2020, there were 206 shareholders of record of our common stock. As of such date, 668,338,264 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

The Company did not sell any common stock in 2020.

On February 11, 2019, the Company entered into an agreement for the purchase of common stock with Mared Management LLC. Under the terms of the agreement the purchaser purchased 25,000,000 shares of common stock for $250,000. The purchaser also received warrants to purchase 6,250,000 shares of GDSI common stock at $.01/share. Warrants will have a three-year term to exercise.

In May 2019, the Company sold 3,513,888 of common stock shares for $35,138 to three individual investors.

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

Comparison of the Fiscal Years Ended December 31, 2020 and December 31, 2019

A comparison of the Company’s operating results for the fiscal years ended December 31, 2020 and December 31, 2019 are as follows:

For the year ended December 31, 2020:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$—	$—	$—	$—
Cost of Sales	—	—	—	—
Gross Profit	—	—	—	—
Operating Expenses	1,085,417	—	—	1,070,317
Operating Income (Loss)	(1,085,417)	—	—	(1,070,317)
Other Income (Expenses)	(11,521,133)	—	—	(11,521,133)
Income (Loss) – Before Tax	$(12,605,540)	$—	$—	$(12,591,440)

For the year ended December 31, 2019:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc.	Totals
Revenue	$—	$—	$—	$—
Cost of Sales	—	—	—	—
Gross Profit	—	—	—	—
Operating Expenses	1,363,800	—	—	1,363,800
Operating Income (Loss)	(1,363,800)	—	—	(1363,800)
Other Income (Expenses)	(1,928,722)	15	—	(1,928,707)
Income (Loss) – Before Tax	$(3,292,522)	$15	$—	$(3,292,507)

The variances between fiscal years ending December 31, 2020, and 2019 are as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals

Revenue	$—	$—	$—	$—
Cost of Sales	—	—	—	—
Gross Profit	—	—	—	—
Operating Expenses	(293,483)	—	—	293,483
Operating Income (Loss)	(293,483)	—	—	(293,483)
Other Income (Expenses)	(9,592,401)	—	—	(9,592,401)
Income (Loss) – Before Tax	$(9,298,918)	$—	$—	$(9,298,918)

Operating Loss

Loss from operations for the years ended December 31, 2020 and 2019 was $1,085,417  and $1,363,800 respectively. The decrease in operating loss is due to decrease in Selling and Administrative costs.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2020, we had cash of $264 on hand and a working capital deficiency of $17,403,295 as compared to cash on hand of $493,402 and a working capital deficiency of $6,183,789 as of December 31, 2019.

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

During the year ended December 31, 2017, in settlement of the default, we entered into a Convertible Note Redemption Agreement with LG Capital Funding, LLC. The Company is to wire redemption payment as follows:

●	$6,500 by December 29, 2017 (paid on January 2, 2018)

●	$6,500 by January 31, 2018 (paid on March 5, 2019)

●	$6,500 by February 28, 2018 (paid on March 5, 2019)

●	$25,000 by March 30, 2018

●	The remaining balance by April 30, 2018

A total of $19,500 has been paid at the date of this filing, with the remaining scheduled payments not yet made.

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million amended on December 10,2019 and increased to $1,850,000.

Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017 (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims; (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit; and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. As of December 31, 2019 $1,850,000 was outstanding, as of December 31, 2020 and through the date of this report, the $2,550,000 note remains outstanding.

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

On May 15, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. The Investment Return is being recognized as interest expense over the three months. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $13,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.75% and expected volatility of the Company’s common stock, of 274.39%, Due to the short-term nature of the Investment Agreement, the warrant fair value was immediately expensed as a financing cost. As of December 31, 2020, the Investment Return has not been paid to the Purchaser, and $200,000 is outstanding. We are currently in default under terms of the note.

Notes Payable

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

On June 1, 2018, the Company entered into a $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a relative fair value after allocation of $28,378. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.62% and expected volatility of the Company’s common stock, of 275.26%, The relative fair value of the warrants as well as the OID have been classified as a debt discount to be amortized over the life of the note using the effective interest method. Amortization expense for the year ended December 31, 2019 was $111,667. Payments of $100,000 were made on May 31, 2019 and June 24, 2019. As of December 31, and the issuance date of these financial statement $100,000 remains outstanding. The note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of another public company in which Mr. Delgado is a director and Chief Financial Officer.

On May 28, 2019, the Company amended the March 28, 2018 $50,000 note payable. The Company agreed to increase the holder’s return by $25,000 to $50,000 and repaid the original $50,000 principal in May 2019. Additionally, the holder is to receive 1,000,000 additional common stock warrants under the same terms as the original March 2018 warrants and the holder will receive $15,000 in common stock at a 20% discount to the closing price on the date the $50,000 holder’s return is paid. The note was paid off on May 22, 2019 and the stock was issued on August 10, 2019.

Securities Purchase Agreement/Convertible Notes

On December 19, 2018, The Company and Adar Alef, LLC entered into a security purchase agreement for four 8% Convertible Notes in the aggregate principal of $105,000 with all four notes being in the amount of $26, 500 each. The notes shall contain a 5% OID such that the purchase price shall be $25,000. The notes are convertible into shares of common stock of The Company. Note 1 was issued on December 19, 2018 and paid off on June 24, 2019. Notes 1 and 2 in the amount of $25,250 were issued on August 1st and August 19th respectively The note was paid off on April 15, 2020.

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

On August 15, 2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $53,000 due on August 15, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of the issuance date of these financial statements, the note remains outstanding. The note was paid off in August 15, 2019

On September 24, 2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $58,000 due on September 24, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off on September 9, 2020.

On May 10, 2019, the Company and GHS Investments LLC entered into a security agreement for a 10% Convertible Note in the aggregate principal of $335,000 due on February 10, 2020. The note carries original issue discount or $35,000. The note is convertible into shares of common stock of the Company. The “Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is required to maintain a common share reserve of not less than three times the number of shares that is actually issuable upon full conversion of the note. The purchaser will also receive warrants to purchase 5,000,000 shares of GDSI common stock at $.01/share. Warrants will have a three-year term to exercise. The Convertible Note is personally guaranteed by William Delgado, CEO. The note has been extended by the lender and the principal balance owed as of December 31, 2020, is $608,760. As of December 31, 2019 $1,850,000 was outstanding, as of December 31, 2020 and through the date of this report, the $2,550,000 note remains outstanding.

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

On August 9, 2019, The Company entered into a convertible promissory note arrangement with Actus Fund, LLC in the principal amount of $142,750. The principal amount of the note with interest at 12% is due on May 19, 2020. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. The note was paid off on February 2, 2020.

On April 7, 2020, The Company entered into a convertible promissory note arrangement with Actus Fund, LLC in the principal amount of $197,000. The principal amount of the note with interest at 12% is due on February 7, 2021. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of the issuance date of the financial statements the note remains outstanding and is in default

On January 21, 2019, the Company entered into a Convertible Promissory Note with Crown Bridge Partners, LLC., in the principal amount of $75,000. The note carries original issue discount of $7,500 The Principal amount with interest at 12% will be due in twelve months from the advance. The Principal amount will be advanced in Tranches of $25,000 each. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 45% discount price. In addition, the Company agreed to issue to Crown Bridge Partners 3,750,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. The outstanding balance of the note was converted on April 14, 2020.

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

On October 16, 2019, the Company entered into a 10% Convertible Promissory Note with Tangiers Global LLC. in the principal amount of $137,500 due on October 16, 2020. The note is convertible into shares of the Company’s common stock. The conversion price shall equal 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert part of all of the note. The note was paid off on May 5, 2020.

  On February 7, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000, due on February 7, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off on August 10, 2020.

On April 3, 2020, the Company and First Fire Global Opportunity Fund LLC, entered into a security purchase agreement for a 8%  Senior Convertible Promissory Note in the aggregate principal of $100,000 due on April 3, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price shall be equal to the lower of the Fixed Conversion of $0.01per share or the Alternative Conversion Price which is defined as 60% of the Market Price for the lowest trading date during a twenty-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off by the ECO of the Company see Note 9.

On April 6, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible  Promissory Note in the aggregate principal of $53,000 due on April 6, 2021. The note is convertible into shares of common stock of the Company. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete. outstanding. The note was paid off by the CEO of the Company see Note 9.

On April 6, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible  Note in the aggregate principal of $53,000 due on April 6, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off on October10, 2020.

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

On April 15, 2020, the Company and Platinum Point Capital entered into a security purchase agreement for a 10% Convertible Note in  the aggregate principal of $$82,500 due on April 15, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest trading date during twenty-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off the CEO of the Company. See Note 9.

On May 20, 2020, the Company and GS Capital Partners, LLC entered into a 10% Convertible Note in the aggregate principal of  $165,000 due on February 20, 2021. The note can be converted into shares of common stock of the Company. at any time after the issue date, at a price of $0.01 per share. As of June 30, 2020, and through the date of this report, the principal balance totaling $165,000 is outstanding. The note was paid off by CEO of the Company. see Note 9.

On June 29, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $53,000 due on June 29, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note is outstanding at December 31, 2020.

On August 25, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000 due on August 25, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note is outstanding at December 31, 2020.

On October 6, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $75,000 due on August 25, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note is outstanding at December 31, 2020.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared on the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2020, of $51,560,884 as well as negative cash flows from operating activities. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to achieve its goals through December 31, 2021.

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

Working Capital Deficiency

	December 31,	December 31,
	2020	2019
Current Assets	$264	$499,402
Current Liabilities	17,406,559	6,683,191
Working Capital	$(17,403,295)	$(6,183,789)

The decrease in current assets from 2019 to 2020 is due to an Decrease in cash provided by financing activities. The increase in current liabilities is mainly due to increases in Convertible Notes Payable and Notes Payable during the year ended December 31, 2020.

Cash Flow

	Year Ended
	December 31,	December 31,
	2020	2019
Net cash used in operating activities	$(1,471,997)	$(1,472,279)
Net cash used in investing activities	(164,477)	(26,282)
Net cash provided by financing activities	1,143,336	1,983,863
Increase(decrease) in cash	$(493,138)	$485,302

Operating Activities

Net cash used in operating activities was $1,471,997 for the year ended December 31, 2020. Cash used during the year ended December 31, 2020 was primarily due to the net loss of $12,606,540.

Net cash used in operating activities was $1,472,279 for the year ended December 31, 2019. Cash used during the year ended December 31, 2019 was primarily due to the net loss of $3,292,522.

Investing Activities

For the year ended December 31, 2020, there was $(164,477) of cash used for investing activities.

For the year ended December 31, 2019, there was $(26,282) cash used for investing activities.

Financing Activities

For the years ended December 31, 2020, and 2019 net cash provided by financing activities was $ 1,143,336 and $1,983,863. respectively. Cash provided by financing activities was due to the proceeds from convertible payable and notes payable.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recent Accounting Standards

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, William Delgado, who is our Chief Executive Officer (Principal Executive Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2019 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 and December 31, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of William Delgado serving as our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of December 31, 2020, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, 2020, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term as resources permit, including identifying specific areas within our governance, accounting, and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

The information required by this section is disclosed in Part II, Item 5.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the directors and executive officers of the Company as of December 31, 2020. Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

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

Biographies

William J. Delgado – Director & Executive Vice President

Mr. Delgado has served as our President, Chief Executive Officer and Chief Financial Officer from August 2004 to August 2013. Effective August 12, 2013, Mr. Delgado assumed the position of Executive Vice President, and is responsible, along with Mr. Sullivan, for business development. Mr. Delgado has over 33 years of management experience including strategic planning, feasibility studies, economic analysis, design engineering, network planning, construction, and maintenance. He began his career with Pacific Telephone in the Outside Plant Construction. He moved to the network engineering group and concluded his career at Pacific Bell as the Chief Budget Analyst for the Northern California region. Mr. Delgado founded All Star Telecom in late 1991, specializing in OSP construction and engineering and systems cabling. All Star Telecom was sold to International FiberCom in April of 1999. After leaving International FiberCom in 2002, Mr. Delgado became President/CEO of Pacific Comtel in San Diego, California. After the Company acquired Pacific Comtel in 2004, Mr. Delgado became Director, President, CEO and CFO of the Company. Management believes that Mr. Delgado’s many years of business experience uniquely qualifies him for his positions with the Company.

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

Family Relationships

There are no other family relationships between and among any of our directors or executive.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meeting in the year-ended December 31, 2020. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the Company.

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

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) for directors and executive officers of the Company. This Code is intended to focus each director and executive officer on areas of ethical risk, provide guidance to directors and executive officer to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. Each director and executive officer must comply with the letter and spirit of this Code. We have also adopted a Code of Ethics for Financial Executives applicable to our Chief Executive Officer and senior financial officers to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules, and regulations. We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics and our Code of Ethics for Financial Executives by filing a Form 8-K or by posting such information on our website.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the years ended December 31, 2020 and 2019 for our named executive officers.

Summary Compensation Table

Name and		Salary	Bonus	Stock Award	Option Award	Nonequity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jerome J. Gomolski (1)	2020	60,000	—	—	—	—	—	—	60,000

Jerome J. Gomolski	2019	60,000	—	—	—	—	—	—	60,000

Wiliam J.Delgado (2)	2020	240,000	—	—	—	—	—	—	240,000

Wiliam J.Delgado	2019	240,000	—	—	—	—	—	—	240,000

(1)	Mr. Gomolski joined the company as Chief Financial Officer of our subsidiary, NACSV, on January 5, 2015. He was appointed the Company’s Chief Financial Officer effective April 10, 2015.

(2)	Mr. Delgado was appointed Chief Executive Officer and Chairman of the Board on May 13, 2016. He was appointed Executive Vice President on August 12, 2013. Prior thereto he served as our CEO, President and Chief Financial Officer.

(3)	The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with ASC 718. These amounts represent restricted stock awards and stock options granted to the named executive officers, and do not reflect the actual amounts that may be realized by those officers.

Key Employee Employment Agreements

We have an employment agreement with Chief Executive Officer, William Delgado.

In March 2020, the Company extended two consulting agreements with officers of Global Digital Aviation Services f/k/a/

Harm Alarm, Gary Ball and Robert Schneider.

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

Outstanding Equity Awards at Fiscal Year End

 The following table provides information as of December 31, 2020 and December 31, 2019 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers:

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Jerome J. Gomolski	500,000	—	—	0.10	4/1/2025	—	—	—	—
Jerome J. Gomolski	1,000,000	—	—	0.006	11/30/2025	—	—	—	—
William J. Delgado	500,000	—	—	0.14	3/31/2025	—	—	—	—
William J. Delgado	750,000	—	—	0.008	12/14/2025	—	—	—	—

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

2020 Option Exercises and Stock Vested

 There were no stock options that vested in 2020.

Pension Benefits

None of our named executive officers is covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our named executive officers is covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.

2014 Equity Incentive Plan

On May 9, 2014, our shareholders approved the 2014 Global Digital Solutions Equity Incentive Plan (“Plan”) and reserved 20,000,000 shares of our common stock for issuance pursuant to awards thereunder, including options, stock appreciation right, restricted stock, restricted stock units, performance awards, dividend equivalents, or other stock-based awards. The Plan is intended as an incentive, to retain in the employ of the Company, our directors, officers, employees, consultants, and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Plan is administered by the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Common Stock as of December 31, 2020 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of December 31, 2020, there were 643,121,926 shares of Common Stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner (4)	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock	William J. Delgado (2)	6,358,032	1.0
Common Stock	Jerome J. Gomolski (3)	5,000,000	0.8%
Common Stock	Gary Gray	4,000,000	0.6%
Common Stock	Ross L. Trevino	9,500,000	1.5%
	Total Beneficial Holders as a Group	24,858,032	3.9%

Applicable percentages are based on 668,338,264 shares outstanding as of December 31, 2020 and includes issued and outstanding shares of common stock as well as vested but unissued restricted shares. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting power.

Includes (a) 3,221,032 shares owned by Bronco Communications, LLC, an entity which Mr. Delgado controls and (b) 3,137,000 shares owned by Mr. Delgado’s daughters.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of December 31, 2020, the Company had transactions with a related party: annual consultation fee of $120,000, Note payable of $799,500 and finders-fee payable on closing of Rontan purchase agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by our independent accounting firm, Turner, Stone & Company, LLP (“TSC”), for the years ended December 31, 2020 and 2019, $ 53,770 and $117,000, respectively.

Other Fees

 There were no other services provided by TSC during the years ended December 31, 2020 and 2019.

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

GLOBAL DIGITAL SOLUTIONS, INC.

Date: April 19, 2021	By:	/s/ William J. Delgado
William J. Delgado
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ William J. Delgado	Chief Executive Officer	April 19, 2021
William J. Delgado	and Chairman of the Board (Principal Executive Officer)

/s/ Jerome J. Gomolski	Chief Financial Officer	April 19, 2021
Jerome J. Gomolski	(Principal Financial Officer and Principal Accounting Officer)

/s/ William J. Delgado	Director, Executive Vice President	April 19, 2021
William J. Delgado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and Stockholders of Global Digital Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Digital Solutions, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows since inception both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As disclosed in Notes 4 and 5 to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgements around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the embedded derivatives using an option pricing model to measure the fair value of the bifurcated derivative. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management as well as the inputs to the Company’s option pricing model.

How the Critical Audit Matter Was Addressed In the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

-	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and revaluation of the bifurcated derivatives.

-	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.

-	We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.

Turner, Stone & Company, L.L.P.

Dallas, Texas

April 19, 2021

We have served as the Company’s auditor since 2017.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current assets
Cash	$264	$493,402
Prepaid Expense	—	$6,000
Total current assets	264	499,402

Other Assets
Prepaid Expense Note 9	520,000	—
Due from related entity Note 9	70,710	—
Equipment net of accumulated depreciation of $5,078 And 6,573, respectively	45,704	26,282
Software Development costs	64,547	—
Total other assets	700,961	26,282

Total assets	$701,225	$525,684

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$486,594	$539,614
Accrued expenses	1,343,880	714,244
Due to Officer Note 9	253,291	—
Financed insurance policy	11,187	11,187
Derivative liability	9,367,159	1,158,008
Convertible notes payable, net of discount of $195,434 and $218,484 respectively	1,429,450	577,138
Notes Payable	4,512,000	3,683,000
Total Current Liabilities	17,403,561	6,683,191

Long term liabilities
Notes payable,	103,125	—
Total Liabilities	17,506,686	6,683,191

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,000	1,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 668,338,264 and 643,121,923 shares issued and outstanding at December 31, 2020 and 2019, respectively	668,338	643,122
Additional paid-in capital	34,086,086	32,152,715
Accumulated deficit	(51,560,884)	(38,954,344)

Total stockholders’ deficit	(16,805,461)	(6,157,507)
Total liabilities and stockholders’ deficit	$701,225	$525,684

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2020	2019

Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—

Operating expenses
Selling, general and administrative expenses	1,085,417	1,363,800
Total operating expenses	1,085,417	1,363,800

Loss from operations	(1,085,417)	(1,363,800)

Other (income) expense
Change in fair value of derivative liability	7,132,131	(461,275)
Financing costs	92,271	—
Interest expense	3,225,701	1,582,819
Amortization of Original issue discount	1,066,300	672,841
Impairment Loss	—	62,000
Loss (Gain) on conversion of liabilities	—	72,337
Loss on sale of Truck	4,720	—
Total other (income) expense	11,521,123	1,928,722

Net loss	$(12,606,540)	$(3,292,522)

Net loss per common share, basic and diluted	$(0.02)	$(0.005)

Weighted average common shares outstanding, basic and diluted	634,290,506	615,339,126

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	579,900,814	$579,901	1,000,000	$1,000	$30,785,442	$(35,661,822)	$(4,295,479)

Shares sold	28,613,888	28,614	—	—	257,524	—	286,138

Warrants Issued for conversion of debt	—	—	—	—	113,545	—	113,545

Shares issued for financing fees	8,049,266	8,049	—	—	91,762	—	99,811

Shares issued for acquisition	5,000,000	5,000	—	—	57,000	—	62,000

Shares issued for services	18,500,000	18,500	—	—	210,900	—	229,400

Reduction in derivative liability	—	—	—	—	639,600	—	639,600

Warrant Exercise	3,057,955	3,058	—	—	(3,058)	—	—

Net loss	—	—	—	—	—	(3,292,522)	(3,292,522)

Balance, December 31, 2019	643,121,923	$643,122	1,000,000	$1,000	$32,152,715	$(38,954,344)	$(6,157,507)

Shares Issued for conversion of debt	14,088,333	14,088	—	—	104,162	—	118,250

Shares issued for financing fees	4,096,053	4,096	—	—	21,259	—	25,355

Shares issued for services	281,955	282	—	—	4,793	—	5,075

Reduction in derivative liability	—	—	—	—	1,743,907	—	1,743,9074

Warrant exercise	6,000,000	6,000	—	—	54,000	—	60,000

Option exercise	750,000	750	—	—	5250	—	6,000

Net loss	—	—	—	—	—	(12,606,540)	(12,606,540)

Balance, December 31, 2020	668,338,264	$668,338	1,000,000	$1,000	$34,080,835	$(51,560,884)	$(16,805,461)

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2020	2019
Cash flows from operating activities:
Net loss	(12,606,540)	(3,292,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,078	—
Amortization of debt discount	1,066,300	672,841
Change in fair value of derivative liability	7,132,131	(461,275)
Stock-based compensation	5,075	229,400
Consulting fees added to note payable principal	240,000	—
Shares issued for financing costs	25,355	99,810
Impairment Loss	—	62,000
Interest expense from derivative liability	1,724,378	1,156,778
Extension Fees	—	69,748
Loss on sale of asset	4,720	—
Loss (Gain) on settlement of liabilities	—	72,337
Extension fees added to principal balance	304,012	—
Changes in operating assets and liabilities:
Prepaid expenses	6,000	(6,000)
Accounts payable	34,978	(132,669)
Accrued expenses	586,516	10,273
Due to officer	—	47,000
Net cash provided by (used in) operating activities	(1,471,997)	(1,472,279)

Cash flows from investing activities:
Purchase of Equipment	—	(26,282)
Software Development Cost	(64,547)	—
Purchase of Truck	(48,500)	—
Sale of truck	19,280	—
Advances to related party	(70,710)	—
Net cash provided by (used in) investing activities	(164,477)	(26,282)

Cash flows from financing activities:
Proceeds from notes payable	803,125	1,550,000
Repayments of notes payable	—	(382,000)
Proceeds from convertible notes payable	1,152,000	871,975
Repayments of convertible notes payable	(424,000)	(342,250)
Payments to related party	(447,789)	—
Proceeds from exercise of warrants	60,000	—
Proceeds from sale of common shares	—	286,138
Proceeds from issuance of stock for equity incentive plan	6,000	—
Net cash provided by (used in) financing activities	1,143,336	1,983,863

Net increase (decrease) in cash	(493,138)	485,302

Cash at beginning of year	493,402	8,100

Cash at end of year	$264	493,402

Non-Cash Items
Discount on notes payable	27,300	66,775
Debt repaid by officer	383,250	—
Accounts payable settled through stock issuance	88,000	539,930
Discount from derivative on convertible notes payable	976,500	—
Convertible debt settled through issuance of common shares	30,250	—
Reduction in derivative liability from payments on convertible notes	1,743,908	—
Accrued expenses settled through issuance of common shares	—	—
Discount from warrants issued with convertible notes payable	—	113,545
Payments to officer from proceeds of notes payable	—	113,545
Write off of fully depreciated assets	—	113,545
Shares issued for acquisition	—	113,545
Cashless warrant exercise	—	113,545

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation (“Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc. (“the Company”, “we”), Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. On May 1, 2012, we made the decision to wind down our operations in the telecommunications area and to refocus our efforts in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013, we were actively involved in managing Airtronic USA, Inc., and effective as of June 16, 2014 we acquired North American Custom Specialty Vehicles (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas. The Company had limited operations from the NACSV subsidiary from December 31, 2015 until May 13, 2016. During the interim, the Company was pursuing acquisition opportunities and responding to the litigation with the Securities and Exchange Commission. Subsequent to May 13, 2016, the Company has been seeking acquisitions and additional financing.

In March of 2019, the Company acquired HarmAlarm (“HA”). HA was formed in 2002 as a private Texas company to pursue Infrared commercial applications in the aviation services area. HA is developing an updated version of the system known as Pilot Assisted Landing Systems (PALS). We believe the precision and robustness of PALS has generated a host of new applications mainly through “landing trajectory” optimization which provides additional safety margin against weather related hazardous conditions, like wind shear, wake turbulence, icing, as well as low ceilings and fog.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and for the year ended December 31, 2020, incurred a net loss of $12,606,540 used net cash of $1,471,997 to fund operating activities. At December 31, 2020, we had cash of $264, an accumulated deficit of $51,560,884 a working capital deficit of $17,403,295 and stockholders’ deficit of $16,805,459. We have funded our activities to date almost exclusively from equity and debt financings.

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

Income Taxes

Income taxes are accounted for based upon an asset and liability approach. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2020 and 2019. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

Prepaid expenses

On December 31, 2020, the company has a Prepaid Expense account of $520,000. The prepaid expense is aircraft lease agreement with Valley Air Express a company controlled by William Delgado. The aircraft will be used for the testing of PALS system. The agreement is for one year and 200 hours of flight time at a cost of $2,600 per flight hour. See Note 1.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Year Ended
	December 31,	December 31,
	2020	2019

Convertible notes and accrued interest	282,423,699	111,323,174
Preferred Stock	247,285,158	237,995,112
Stock options	13,650,002	13,650,002
Warrants	13,250,000	18,500,000
Potentially dilutive securities	556,608,859	381,428,288

Stock Based Compensation

In accordance with ASC 718, “Compensation – Stock Compensation” the Company measures the cost of employee services received in exchange for share-based compensation measured at the grant date fair value of the award.

The Company’s accounting policy for equity instruments issued to advisors, consultants, and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the advisor, consultant or vendor is reached or (ii) the date at which the advisor, consultant or vendor’s performance is complete. In the case of equity instruments issued to advisors and consultants, the fair value of the equity instrument is recognized over the term of the advisor or consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with accounting standards for “Accounting for Derivative Instruments and Hedging Activities.”

Accounting standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	December 31,	December 31,
	2020	2019
Accrued compensation to executive officers	142,315	$262,984
Accrued professional fees and settlements	259,119	196,665
Accrued interest	942,446	254,595
Total accrued expenses	$1,343,880	$714,244

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at December 31, 2020 and December 31, 2019. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the years ended December 31, 2020 and 2019:

Balance at beginning of period	$1,158,008	$561,175
Additions	2,802,754	1,696,708
Settlements	(1,743,734)	(639,600)
Change in fair value	7,132,131	(461,275)
Balance at end of year	$9,367,159	$1,158,008

Embedded Derivative Liabilities of Convertible Notes

At December 31, 2020, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate — 0.08%; term — 0.31 years; volatility — 103.7%; dividend rate — 0%. At December 31, 2019, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate — 2.45%; term — .25 years; volatility — 193.28%; dividend rate — 0%.

NOTE 5 – NOTE PAYABLE

Convertible Note Payable

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 157,974,360 and 82,557,576 at December 31, 2020 and 2019, respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017 and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of December 31, 2020, and through the date of this report, the principal balance totaling $48,610 is outstanding and remains in default.

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2017 and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of December 31, 2020, and through the date of this report, the principal balance totaling $59,514 is outstanding and remains in default.

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

On August 19, 2019, the Company entered into a convertible promissory note arrangement with Actus Fund, LLC in the principal amount of $142,750. The principal amount of the note with interest at 12% is due on May 19, 2020. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. The note was paid off on February 28, 2020 by the company.

On April 7, 2020, the Company entered into a convertible promissory note arrangement with Actus Fund, LLC in the principal amount of $197,000. The principal amount of the note with interest at 12% is due on February 7, 2021. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of December 31, 2020, and through the date of this report, the principal balance totaling $197,000 is outstanding and remains in default.

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

On August 5,2020, The Company and Adar Alef, LLC entered into a security purchase agreement in the aggregate principal  of $ 150,000. The notes shall contain a 5% OID such that the purchase price shall be $142,500

On August 17, 2020, the Company and Harbor Gates entered into a security purchase agreement for a 10% Convertible  Promissory Note in the aggregate principal of $165,000 due on May 17,2021. The note is convertible into shares of common stock of the Company. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete. outstanding. As of the issuance date of the financial statements the note remains outstanding.

On April 15, 2020, the Company and Platinum Point Capital entered into a security purchase agreement for a 10% Convertible Note in  the aggregate principal of $$82,500 due on April 15, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest trading date during twenty-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off the CEO of the Company. See Note 9.

On May 20, 2020, the Company and GS Capital Partners, LLC entered into a 10% Convertible Note in the aggregate principal of  $165,000 due on February 20, 2021. The note can be converted into shares of common stock of the Company. at any time after the issue date.

On April 3, 2020, the Company and First Fire Global Opportunity Fund LLC, entered into a security purchase agreement for a 8%  Senior Convertible Promissory Note in the aggregate principal of $100,000 due on April 3, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price shall be equal to the lower of the Fixed Conversion of $0.01per share or the Alternative Conversion Price which is defined as 60% of the Market Price for the lowest trading date during a twenty-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off by the ECO of the Company see Note 9.

On April 6, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible  Promissory Note in the aggregate principal of $53,000 due on April 6, 2021. The note is convertible into shares of common stock of the Company. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete. outstanding. The note was paid off by the CEO of the Company see Note 9.

On January 21, 2019, the Company entered into a Convertible Promissory Note with Crown Bridge Partners, LLC., in the principal amount of $75,000. The note carries original issue discount of $7,500 The Principal amount with interest at 12% will be due in twelve months from the advance. The Principal amount will be advanced in Tranches of $25,000 each. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 45% discount price. In addition, the Company agreed to issue to Crown Bridge Partners 3,750,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. As of December 31, 2020 $50,000 remains outstanding and is in default.

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

On August 15, 2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $53,000 due on August 15, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off on February 7, 2020.

On September 24, 2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $58,000 due on September 24, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off on April 15, 2020 by the Companys CEO (Note 9).

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

Notes Payable

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at December 31, 2020 and 2019 through the date of this report and is in default.

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million, amended in 2019 and increased to $1,850,000. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit (Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. $300,000 was received by the Company in December 2017. As of December 31, 2019 $1,850,000 was outstanding, as of December 31, 2020 and through the date of this report, the $2,550,000 note remains outstanding.

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

Under the terms of the Vox note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2019 , consulting fees totaling $120,000 were added to the note principal and are included in the note balance at December 31, 2019.  The note had a balance of $686,500  and $584,000  as of December 31, 2019 and 2018 , respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however Vox has voluntarily refrained from making demand prior to the Resolution Funding Date.

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

Under the terms of the RLT note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2019 , consulting fees totaling $120,000 were added to the note principal and are included in the note balance at December 31, 2019 . The note had a balance of $679,500  and $584,000  as of December 31, 2019 and 2018 , respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however RLT has voluntarily refrained from making demand prior to the Resolution Funding Date. RLT was granted a first priority security interest in the Litigation Proceeds and is pari passu to Parabellum and Vox. To that end, they share in the litigation in a priority position to proceed to repay the note.

During April 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $50,000 (the “Investment Agreement”). The $50,000 proceeds were paid directly to Bill Delgado to reimburse expenses incurred on behalf of the Company. Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $50,000 proceeds plus a 50% return, or $25,000 (the “Investment Return”) within seven (7) months from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of five (5) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $9,000 which were recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.009 at issuance date; a risk-free interest rate of 2.60% and estimated volatility of the Company’s common stock of 235%. During November 2018, the Company defaulted on the Investment Agreement. Company and the Purchaser amended the Investment Agreement. On May 28, 2019, the Company amended the March 28, 2018 $50,000 note payable. The Company agreed to increase the holder’s return by $25,000 to $50,000 and repaid the original $50,000 principal in May 2019. Additionally, the holder is to receive 1,000,000 additional common stock warrants under the same terms as the original March 2018 warrants and the holder will receive $15,000 in common stock at a 20% discount to the closing price on the date the $50,000 holder’s return is paid. As of the issuance date of these financial statements, the outstanding balance was $0.

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. As of December 31, 2019, and through the date of this report, the $36,000 note remained outstanding and is in default.

During May 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $13,000 which were recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.75% and estimated volatility of the Company’s common stock of 220%. As of December 31, and through the date of this report, the $200,000 principal and $20,000 Investment Return remained outstanding and is in default.

During June 2018, the Company entered in to a one-year $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $35,000 of which $28,378 was recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.008 at issuance date; a risk-free interest rate of 2.62% and estimated volatility of the Company’s common stock of 218%. At December 31, 2019, the $300,000 note remained outstanding. The Company defaulted on the note at maturity in June 2019 and the note remained outstanding through the date of this report. The note contains a default interest rate of 10% plus a 5% penalty of the outstanding balance of the note. The note holder has voluntarily refrained from making demand for repayment under the default provisions of the note, which would require the Company to pay the holder 130% of the outstanding principal and interest accrued at the default rate. As of December 31, 2020 and

2019, the note remains outstanding and is in default.

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

On December 23, 2019, the Company entered into a consulting agreement with a company to assist development of the Company’s corporate and business plan. The agreement was effective on December 23, 2019 for a six - month period. The Company will pay the consultant a monthly retainer of $7,500 of which $3,750 will be in cash and the other 50% in common stock of the Company.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, convertible preferred stock, $0.001 par value per share. At December 31, 2020 and 2019, 1,000,000 shares of preferred stock were outstanding.

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

Common Stock

We are authorized to issue 2,000,000,000 shares of common stock, $0.001 par value per share. At December 31, 2020 and 2019 there were 668,338,264 and, 643,121,923 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively.

Common Stock Warrant

We have issued warrants, which are fully vested and available for exercise, as follows:

Class of Warrant	Issued in connection with or for	Number outstanding	Exercise Price	Date of Issue	Date Vest	Date of Expiration
A-6	Financing	2,000,000	$0.01	May 15, 2018	May 15, 2018	May 15, 2021
A-7	Financing	5,000,000	$0.01	May 10, 2019	May 10, 2019	May 10, 2022
A-10	Financing	3,750,000	$0.01	Jan. 21, 2019	Jan. 21, 2019	Jan. 10, 2024
A-11	Financing	12,000,000	$0.01	Dec. 31, 2020	Dec. 31, 2020	Dec. 31, 2023
A-12	Financing	2,500,000	$0.01	Aug 19, 2019	Aug 19, 2019	Aug 19, 2024
		25,250,000

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

The following is a summary of outstanding and exercisable warrants at December 31, 2020:

Outstanding					Exercisable

	Weighted
	Average	Outstanding		Weighted			Weighted
Range of	Number	Remaining		Average	Number		Average
Exercise	Outstanding	Contractual		Exercise	Exercisable		Exercise
Prices	at 12/31/20	Life (in yrs.)		Price	at 12/31/20		Price
$0.01	2,000,000	.5		$0.002	2,000,000		$0.01
$0.01	5,000,000	1.5		$0.004	5,000,000		$0.01
$0.01	3,750,000	3.0		$0.002	3,750,000		$0.01
$0.01	12,000,000	3.0		$0.01	12,000,000		$0.01
$0.01	2,500,000	3.8	$		2,500,000	$
	25,250,000				$25,250,000

The following is a summary of outstanding and exercisable warrants at December 31, 2019:

		Outstanding				Exercisable
		Weighted Average	Outstanding
		Number Outstanding	Remaining Contractual	Weighted Average		Weighted
Range of Exercise	at 12/31/18	Life (in yrs.)	Exercise Price	Number Exercisable at 12/31/19	Exercise Price	Average
	$0.01	1,000,000	326	$0.01	1,000,000	$0.01
	$0.01	2,000,000	1.37	$0.01	2,000,000	$0.01
	$0.01	5,000,000	1.40	$0.01	5,000,000	$0.01
	$0.0069	2,500,000	385	$0.0069	2,500,000	$0.0069
0.0069 to 0.01	10,500,000	217	$0.0093	10,500,000	$0.0093

The intrinsic value of warrants outstanding at December 31, 2020 and 2019 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

Stock Incentive Plans

2014 Global Digital Solutions Equity Incentive Plan

On May 9, 2014, our shareholders approved the 2014 Global Digital Solutions Equity Incentive Plan (“Plan”) and reserved 20,000,000 shares of our common stock for issuance pursuant to awards thereunder, including options, stock appreciation right, restricted stock, restricted stock units, performance awards, dividend equivalents, or other stock-based awards. The Plan is intended as an incentive, to retain in the employ of the Company, our directors, officers, employees, consultants, and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

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

  Stock-based compensation expense for the years ended December 31, 2020 and 2019 was $5,075 and $229,400, respectively.

Awards Issued Under Stock Incentive Plans

Stock Option Activity

At December 31, 2020 and 2019 we have outstanding 13,650,002 stock options - all of which are fully-vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 7.5 years as of December 31, 2018. During 2016 1,449,998 unvested stock options were either forfeited due to employees leaving the Company or cancelled by the Board due to performance levels not being met. Any compensation amount previously recognized on the straight-line basis relating to the unvested stock options were reversed in the period of cancellation or forfeiture. The remaining 533,334 options vested during the year ended December 31, 2016. There were no options granted, exercised, or forfeited during the years ended December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019 we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding at December 31, 2020 and 2019 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

					December 31, 2020
Name	Date of Grant	Number of Shares	Vest from	Vest To	Vested	Unvested	Forfeited
Mathew Kelley	4/17/13	1,250,000	4/30/13	3/31/14	1,250,000	—	—
	4/17/13	1,250,000	2/28/14	1/31/15	1,250,000	—	—

Richard J. Feldman	4/30/14	500,000	4/30/14	3/30/15	500,000	—	—
		500,000	4/30/15	3/30/16	375,000	—	125,000

Gary Gray	3/7/15	1,000,000	3/7/15	5/30/15	1,000,000

Ross Trevino	3/7/15	500,000	3/7/15	5/30/15	500,000
		5,000,000			4,875,000	—	125,000

The aggregate intrinsic value of the restricted stock grant was $0 at December 31, 2020 and 2019.

NOTE 8 – INCOME TAXES

Reconciliations between the statutory rate and the effective tax rate for the year ended December 31, 2020 consist as follows:

	2020
	(rounded to nearest thousand)
	Amounts	Rate
Income tax (expense) benefit at statutory federal rate of 21%	$2,644,000	-21%
Permanent differences	(1,488,000)	12%
Increase (decrease) in valuation allowance	(1,146,000)	9%
Income tax expense (benefit) at
Company’s effective tax rate	$—	0%

	TOTAL	2020	TOTAL
	12/31/2019	Activity	12/31/2020

Net Operating Loss Carryforward	$15,845,499	$5,459,309	$21,304,808

NOL tax benefit	$3,782,838	$1,146,000	$4,750,945
Stock based compensation	2,908,000		2,908,000
Accrued expenses	26,000		26,000
Amortization and depreciation	19,000		19,000
Impairment of intangible assets	243,000		243,000
Total Deferred Tax Assets	6,978,838	1,146,000	7,946,945

Valuation allowance	(6,978,838)	(1,146,000)	(7,946,945)
	$—	$—	$—

As of December 31, 2020, the Company had $21,000,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $1,146,000 for the year ended December 31, 2020, related to the current year activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of December 31, 2020, there were no unrecognized tax benefits, or any tax related interest or penalties.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to officer

During 2020 Mr. Delgado paid off approximately $312,000 of the debt. The Company paid Mr. Delgado approximately $692,000 which included repayment for amounts paid for the notes and compensation, during 2020 Mr. Delgado paid off approximately $312,000 of the debt. The Company paid Mr. Delgado approximately $692,000 which included repayment for amounts paid for the notes and compensation.. As of December 31, 2020, the Company owes Mr. Delgado approximately $64,000 in accrued compensation and approximately $253,000 which are included in ‘accrued expenses’ and ‘due to officer’, respectively.

During the year ended December 31, 2019, approximately $170,000 of expenses incurred by the Company were paid by Dragon Acquisitions and Bronco Communications, entities controlled by William J. Delgado. The Company reimbursed approximately $242,000 to these entities for 2018 expenses and $72,000 in unreimbursed expenses as of December 31, 2018.

Due from Related Party

During the year ended December 31, 2020 the Company advanced Eco Growth Strategies, a related entity, $70,710 to cover administrative costs.

Prepaid Expense

At December 31, 2020 the Company had a lease rental agreement with an affiliate controlled by William Delgado. The airplane will be used to test the PALS software that is being developed by Global Aviation. The prepaid expense will be amortized using an hourly  rate of flight time.

RLT Consulting

At December 31, 2020, the company had a note payable to RLT consulting and a consulting agreement see (Note 5). RLT Consulting is owned by Ross Trevino, a Vice President of GDSI Inc. As of December 31, 2020 and 2019 RLT was owed $799,500 and $679,500, respectively, which is included in ‘notes payable’.

Dragon Acquisitions

During 2017 the Company assumed a note payable from Dragon Acquisitions (see Note 5). Dragon Acquisitions is owned by William Delgado Chairman and CEO of GDSI Inc.

Accounts Payable

	December 31,	December 31,
	2020	2019
RLT Consulting	$21,591	$21,591
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$78,690	$78,690

 Accrued Compensation

 At, December 31, 2020 and December 31, 2019, we had $64,481 and $192,646 payable to William J. Delgado and $77,834 and $70,338 to Jerome Gomolski, respectively.

At, December 31, 2020 and December 31, 2019 we had the following:
		William	Jerome
	Total	Delgado	Gomolski
Balance 12/31/2019	$262,984	$192,646	$70,338

2020 Salary	300,000	240,000	60,000
Payments	(420,669)	(368,165)	(52,504)

Balance 12/31/2020	$142,315	$64,481	$77,834

NOTE 10 – SUBSEQUENT EVENTS

  On January 15, 2021, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $90,000 due on February 15, 2022. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of the issuance date of these financial statements, the note remains outstanding and in default.

On February ,2021, the Company and Leonite Capital LLC entered into a security purchase agreement for a Prime rate plus 8% Convertible Note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be twelve - month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be $0.6 the Fixed conversion price. As of the issuance date of these financial statements, the note remains outstanding.

On March 3, 2021 the Company paid the Securities and Exchange Commission $106,205.95 and $100,000 to a former legal firm for outstanding invoices.

On March 10, 2021 the Company paid GS Capital Partners, LLC $247,263.00 in satisfaction of an outstanding note payable.

The Company and GS Capital group have entered into a Security purchase agreement. The Company received a wire transfer of $995,000. On April 1, 2021.