Form 10-Q
period 2021-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2021-05-24
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-26361

GLOBAL DIGITAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-3392051
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 South Flagler Drive, Suite 800 West Tower West Palm Beach, FL	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 515-6163

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 17, 2021, there were 689,037,958 shares of the registrant’s common stock outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

gloBal digital solutions, inc.

CONDENSED Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$325,551	$264
Total current assets	325,551	264

Other Assets
Prepaid expenses - related party	520,000	520,000
Due from related entity	60,710	70,710
Equipment, net of accumulated depreciation of $7,617 at March 31, 2021 and $5,078 at December 31, 2020	43,165	45,704
Software Development Cost	64,547	64,547
Total other assets

Total assets	$1,013,973	$701,225

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$489,746	$486,593
Accrued expenses	1,294,855	1,343,880
Due to officer	204,602	253,291
Financed insurance policy	8,149	11,187
Derivative liability	3,499,237	9,367,159
Warrant liability	1,316,000	—
Convertible notes payable, net of discount of $987,434 and $218,484 respectively	1,476,450	1,429,450
Notes Payable	4,578,162	4,512,000
Total current liabilities	12,867,201	17,403,560

Long term liabilities
Notes payable	—	103,125

Total Liabilities	12,867,201	17,506,685

Commitments and Contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	$1,000	$1,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized 685,956,757, and 668,338,264 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	685,957	668,338
Additional paid-in capital	35,299,048	34,086,086
Accumulated deficit	(47,839,233)	(51,560,884)
Total stockholders’ deficit	(11,853,228)	(16,805,460)
Total liabilities and stockholders' deficit	$1,013,973	$701,225

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Revenue	$—	$—

Operating expenses
Selling, general and administrative expenses	425,424	247,208

Operating loss before other (income)expense	(425,424)	(247,208)

Other (income)expense
Change in fair value of derivative liability	(5,434,152)	1,657,703
Change in fair value of warrant liability	94,000	—
Amortization of debt discount	156,225	166,066
Interest expense	1,048,852	225,782
Other income	(12,000)	—
Total other (income) expense	(4,147,075)	2,049,551

Income/(loss) from operations before provision for income taxes	3,721,651	(2,296,759)

Provision for income taxes	—	—

Net income/(loss)	$3,721,651	$(2,296,759)

Loss per common share - basic	$0.01	$(0.00)
Loss per common share - diluted	$0.01	$(0.00)

Weighted average common shares:
Basic	647,441,868	619,322,584
Diluted	958,495,183	619,322,584

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock		Common stock		Additional paid	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	in Capital	deficit	deficit

Balance December 31, 2020	1,000,000	$1,000	668,338,264	$668,338	$34,086,086	$(51,560,884)	$(16,805,460)

Common stock issued for services to consultants			5,000,000	5,000	279,500		284,500
Shares of common stock issued for conversion of debt			5,368,493	5,369	48,317		53,686
Shares of common stock issued in relation to convertible debt			5,850,000	5,850	232,375		238,225
Reclass of derivative liability upon settlement of convertible notes payable					654,170		654,170
Cashless exercise of warrants			1,400,000	1,400	(1,400)		—

Net income						3,721,651	3,721,651

Balance March 31, 2021	1,000,000	$1,000	685,956,757	$685,957	$35,299,048	$(47,839,233)	$(11,853,228)

	Preferred stock		Common stock		Additional paid	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	in Capital	deficit	deficit

Balance December 31, 2019	1,000,000	$1,000	643,121,923	$643,122	$32,152,715	$(38,954,344)	$(6,157,507)
Shares of common stock issued for conversion of debt			2,000,000	2,000	6,800		8,800
Common stock shares issued for services			281,955	282	4,793		5,075
Reclass of derivative liability upon settlement of convertible notes payable					86,700		86,700

Net loss						(2,296,759)	(2,296,759)

Balance March 31, 2020	1,000,000	$1,000	645,403,878	645,404	$32,251,008	(41,251,103)	$(8,353,691)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Operating Activities
Net income/( loss)	$3,721,651	$(2,296,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	284,500	5,075
Change in fair value of derivative liability	(5,434,152)	1,657,703
Change in fair value of warrant liability	94,000
Amortization of debt discount	156,225	166,066
Consulting fees added to note payable principal	60,000	—
Interest expense from derivative liability	42,401	62,000
Interest expense from warrant liability	715,000
Interest expense for extension fees added to principal	75,000
Operating expenses setled through debt proceeds	—	3,000
Depreciation	2,539	—

Changes in operating assets and liabilities:
Repayments to advances from related parties	10,000	—
Accounts payable	(922)	(117)
Accrued expenses	(45,340)	(14,875)
Due to Officer	(44,615)	—

Net cash used in operating activities	(363,713)	(417,907)

Investing Activities
Software Development Cost	—	(42,108)
Net cash provided by investing activities	—	(42,108)

Financing Activities
Repayments of convertible notes	(271,000)	(130,500)
Repayments of notes payable	(100,000)
Proceeds from convertible notes	1,060,000	100,000
Net cash provided by (used in) financing activities	689,000	(30,500)

Net decrease in cash and cash equivalents	325,287	(490,515)
Cash and cash equivalents at beginning of period	264	493,402

Cash and cash equivalents at end of period	$325,551	$2,887

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—
Supplementary disclosure of non-cash investing and financing activities
Accrued expenses settled through convertible notes payable	$—	$60,000
Debt discount from derivative on convertible notes payable	$178,000	$161,000
Debt discount for issuance of shares of common stock with convertible note	$204,000	$—
Debt discount for issuance of warrants with convertible note	$507,000	$—
Reclass of derivative liability to equity upon repayment/conversions	$654,170	$86,700
Shares of common stock issued by conversion	$53,686	$8,800
Cashless exercise of warrants	$1,400	$—
Shares of common stock issued in relation to debt	$34,226	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

The Company was incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation (“Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc. (“the Company”, “we”), Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. On May 1, 2012, the Company made the decision to wind down their operations in the telecommunications area and to refocus efforts in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013, the Company was actively involved in managing Airtronic USA, Inc., and effective as of June 16, 2014 they acquired North American Custom Specialty Vehicles (“NACSV”). In July 2014, the Company announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead their efforts overseas. The Company had limited operations from the NACSV subsidiary from December 31, 2015 until May 13, 2016. During the interim, the Company was pursuing acquisition opportunities and responding to the litigation with the Securities and Exchange Commission. Subsequent to May 13, 2016, the Company has been seeking acquisitions and additional financing.

In March of 2019, the Company acquired HarmAlarm (“HA”). HA was formed in 2002 as a private Texas company to pursue Infrared commercial applications in the aviation services area. HA is developing an updated version of the system known as Pilot Assisted Landing Systems (PALS). The precision and robustness of PALS is expected to generate a host of new applications mainly through “landing trajectory” optimization which provides additional safety margin against weather related hazardous conditions, like wind shear, wake turbulence, icing, as well as low ceilings and fog.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses and experienced negative cash flows from operations since inception, and for the three months ended March 31, 2021, while it had net income of approximately $3,722,000, which was mostly the result of the change in fair value of the derivative liability, the Company used net cash of $364,000 to fund operating activities at March 31, 2021, had an accumulated deficit of approximately $47,839,000, and a working capital deficit of approximately $12,542,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. The Company has funded its activities to date almost exclusively from equity and debt financings.

The Company needs to raise additional funds immediately and continue to raise funds until they begin to generate sufficient cash from operations and may not be able to obtain the necessary financing on acceptable terms, or at all.

The Company will continue to require substantial funds to continue development of its core business. Management’s plans in order to meet the operating cash flow requirements include financing activities such as private placements of common stock, and issuances of debt and convertible debt instruments, and the establishment of strategic relationships which management expects will lead to the generation of additional revenue or acquisition opportunities.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS (CONTINUED)

While Management believes that the Company will be successful in obtaining the necessary financing to fund operations, there are no assurances that such additional funding will be achieved or that they will succeed in future operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2021 and 2020 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our Annual Report on Form 10-K that includes the audited financial statements for the year ended December 31, 2020 as filed with the SEC on April 19, 2021.

The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2021, and December 31, 2020. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits. As of March 31, 2021, the bank balance is approximately $75,000 over the federally insured limit. As of March 31, 2021 and December 31, 2020, we had no cash equivalents.

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

We account for conversion options embedded in convertible notes payable in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC’) 815, “Derivatives and Hedging”. Subtopic ASC 815-15, Embedded Derivatives generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. Derivative liabilities are recognized in the consolidated balance sheet at fair value as Derivative Liabilities and based on the criteria specified in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Equity. The estimated fair value of the derivative liabilities is calculated using various assumptions and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as Change in fair value of derivative liability in the condensed consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting, as applicable.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes.

The following table summarizes the securities that were included in the diluted per share calculation:

	Three Months Ended
	March 31,
	2021	2020
Convertible notes and accrued interest	96,942,662	195,832,289
Preferred Stock	255.284,000	238,790,435
Stock options	13,650,002	13,650,002
Warrants	35,250,000	5,000,000
Potentially dilutive securities	401,126,664	453,281,726

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

THREE MONTHS ENDED MARCH 31, 2021

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

Management is evaluating other new accounting pronouncements but doesn’t expect them to have material impact on our financial position or results of operations .

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2021, through the date which the financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 3 – ACCRUED EXPENSES

As of March 31, 2021, and December 31, 2020, accrued expenses consist of the following amounts:

	March 31, 2021	December 31, 2020
Accrued compensation to executive officers and employee	$211,455	$142,315
Accrued professional fees and settlements	39,827	259,119
Accrued interest	1,043,573	942,446
	$1,294,855	$1,343,880

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at March 31, 2021, and December 31, 2020. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the periods ended March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Derivative liability:
Balance at beginning of period	$9,367,159	$1,158,008
Additions	220,400	2,802,754
Settlements	(654,170)	(1,743,734)
Change in fair value	(5,434,152)	7,132,131
Balance at end of year	$3,499,237	$9,367,159

	March 31, 2021	December 31, 2020
Warrant liability:
Balance at beginning of period	$—	$—
Additions	1,222,000	—
Change in fair value	94,000	—
Balance at end of year	$1,316,000	$—

Embedded Derivative Liabilities of Convertible Notes

At March 31, 2021, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate ranging from 0.06% to 0.09%, the expected volatility of the Company’s common stock ranging from 150.19% to 171.53%; the estimated remaining term, a dividend rate of 0%. and the various estimated reset exercise prices weighted by probability. At December 31, 2020, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate- .08%; term – 2.5 months volatility – 103.71% dividend rate – 0%

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 5 – NOTE PAYABLE

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a promissory note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. The lender has extended the maturity date to December 31, 2021. Dragon Acquisitions assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at March 31, 2021 and December 31, 2020 through the date of this report.

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million, which was then amended in 2020 and increased to $2,550,000. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit (see Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. As of March 31, 2021 and December 31, 2020, and through the date of this report, the $2,550,000 note remains outstanding.

On December 23, 2017 (the “Effective Date”) the Company entered into a $485,000, 7% interest rate, demand promissory note with Vox Business Trust, LLC (“Vox”). The note was in settlement of the amounts accrued under a consulting agreement (see Note 6), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to Vox when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, Vox may not demand payment prior to the date of the Resolution Funding Date.

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

Under the terms of the Vox note consulting agreement (see Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the three-month period ended March 31, 2021, consulting fees totaling $30,000 were added to the note principal and are included in the note balance of $836,500, as of March 31, 2021, and $806,500 as of December 31, 2020. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default. However, Vox has voluntarily refrained from making demand prior to the resolution funding date.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 5 – NOTE PAYABLE (CONTINUED)

On December 26, 2017 (the “Effective Date”), the Company entered into a $485,000, 7% interest rate, demand promissory note with RLT Consulting, Inc. (“RLT”), a related party. The note was in settlement of the amounts accrued under a consulting agreement (see Note 6), consisting of $200,000 owed for retainer payments through December 2017, as well as $285,000 owed to RLT when resolution progress funding was met on December 22, 2017. As part of the agreement, RLT may not demand payment prior to the date of the resolution funding date. The Company also agreed to grant 5,000,000 shares within 90 days of the resolution progress funding date and 10,000,000 shares within 90 days of the resolution funding date. The 5,000,000 shares were issued on March 13, 2018. The Company shall make mandatory prepayment in the following amounts and at the following times –

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

Under the terms of the RLT note consulting agreement (see Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the three-month period ended March 31, 2021, consulting fees totaling $30,000 were added to the note principal and are included in the note balance of $829,500 as of March 31, 2021 and $799,500 as of December 31, 2020.

Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default. However, RLT has voluntarily refrained from making demand prior to the resolution funding date. RLT was granted a first priority security interest in the litigation proceeds and is pari passu to Parabellum and Vox. To that end, they share in the litigation in a priority position to proceed to repay the note.

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. The lender has extended the maturity date to December 31, 2021. As of December 31,2020, and March 31, 2021, and through the date of this report, the note remained outstanding.

During May 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. The lender has extended the maturity date to December 31, 2021. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. As of March 31, 2021 and December 31, 2020, and through the date of this report, the $200,000 principal and $20,000 Investment Return remained outstanding.

During June 2018, the Company entered in to a one-year $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The Company defaulted on the note at maturity in June 2019. The note contains a default interest rate of 10% plus a 5% penalty of the outstanding balance of the note. The note holder has voluntarily refrained from making demand for repayment under the default provisions of the note, which would require the Company to pay the holder 130% of the outstanding principal and interest accrued at the default rate. The remaining principal and accrued interest of the note was paid in full on March 10, 2021.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 5 – NOTE PAYABLE (CONTINUED)

The June 2018 note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of another public company in which Mr. Delgado is a director and Chief Financial Officer.

On May 12, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $103,125 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred until December 12, 2020, at which time the balance is payable in $5,805 monthly installments through May 12, 2022, if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company used the PPP loan proceeds for payroll, healthcare benefits, and utilities. The program provided that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act.

Convertible Notes Payable

On January 15, 2021, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% convertible note in the aggregate principal of $88,500 due on January 15, 2022. The conversion price is equal to the variable conversion price which is defined as 61% of the market price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible. As March 31, 2021, and through the date of this report, the principal balance totaling $85,000 is outstanding.

On February 25, 2021, the Company and Leonite Capital LLC entered into a securities purchase agreement for a prime rate plus 8% convertible note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request.

On March 1, 2021, the Company received the first tranche of $1,000,000. In connection with the first tranche, the Company issued 10,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $507,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $1,000,000, which will be amortized using the effective interest method over the life of the convertible note, and the excess of $101,000 recognized as interest expense at issuance. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. As March 31, 2021, and through the date of this report, the principal balance totaling $1,000,000 is outstanding.

On March 25, 2021, the Company and GS Capital Partners LLC entered into a securities purchase agreement for a Prime rate plus 8% convertible note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request. On April 1, 2021, the Company received the first tranche of $1,000,000. In connection with the note, the Company will issue 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $917,000. The Company also will issue 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $184,000.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 5 – NOTE PAYABLE (CONTINUED)

On April 7, 2020, the Company and Auctus Fund, LLC entered into a securities purchase agreement for a 12% convertible promissory in the aggregate principal of $197,000 due on February 7, 2021. The noteholder agreed to an extension of the maturity date to May 31, 2021 for a settlement amount of $344,548, including interest. The note is convertible into shares of the Company’s common stock. The conversion price shall equal the lessor of (i) Current Market Price, or (ii) Variable Market price as defined as Market Price less a 50% discount price. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. As of March 31, 2021, and through the date of this report, the principal and interest balance totaling $344,548 is outstanding.

On May 20, 2020, the Company and GS Capital Partners, LLC entered into a 10% convertible note in the aggregate principal of $165,000 due on February 20, 2021. The note can be converted into shares of common stock of the Company at any time after the issue date, at a price of $0.01 per share. During the three months ended March 31, 2021, the noteholder converted $50,000 of principal plus accrued interest into 5,368,493 shares of common stock. The remaining principal and accrued interest of the note was paid in full on March 10, 2021.

On June 29, 2020, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% Convertible Promissory Note in the aggregate principal of $53,000 due on June 29, 2021. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. On January 15, 2021 the Company, paid off the convertible note payable.

On August 5, 2020, the Company and Adar Alef, LLC entered into a security agreement for an 8% convertible note in the aggregate principal of $150,000 due August 5, 2021. The note is convertible into shares of the Company’s common stock at any time after the 9th monthly anniversary of the issuance date. The “Conversion Price” shall mean 55% multiplied by the Market Price (as defined herein), representing a discount rate of 45%. “Market Price” means the lowest traded price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The Company is required to maintain a common share reserve of 62,337,000 shares. As of March 31, 2021, the principal balance totaling $150,000 is outstanding. On May 6, 2021, the convertible note and accrued interest, with a redemption fee for a total of $238,950, was paid off by the CEO of the Company.

On August 17, 2020, the Company and Harbor Gates Capital, LLC entered into a securities agreement for a 10% Convertible Note in the aggregate principal of $165,000 due August 17, 2021. The note carries original issue discount or $15,000. The note can be converted (180) days following the issuance date of the note. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. As of March 31, 2021, and December 31, 2020, and through the date of this report, the principal balance totaling $165,000 is outstanding.

On August 25, 2020, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000 due on August 25, 2021. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. On February 25, 2021, the Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $139,203, based on weighted probabilities of assumptions. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.06 at issuance date; a risk-free interest rate of 0.06% and expected volatility of the Company’s common stock, of 162.43%, and the various estimated reset exercise prices weighted by probability. This plus the fair value of the warrants resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $36,203 was immediately expensed as interest expense. On February 24, 2021 the convertible note and accrued interest, with a redemption fee for a total of $151,311, was paid off by the CEO of the Company.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 5 – NOTE PAYABLE (CONTINUED)

On October 6, 2020, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% Convertible Note in the aggregate principal of $75,000 due on August 25, 2021. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. On March 6, 2021, the Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $81,198, based on weighted probabilities of assumptions. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.04 at issuance date; a risk-free interest rate of 0.07% and expected volatility of the Company’s common stock, of 171.53%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $6,198 was immediately expensed as interest expense. On April 9, 2021, the convertible note and accrued interest, with a redemption fee, for a total of $110,120, was paid off by the CEO of the Company.

On May 10, 2019, the Company and GHS Investments LLC entered into a securities agreement for a 10% Convertible Note in the aggregate principal of $335,000 due on February 10, 2020. The note carries original issue discount or $35,000. The note is convertible into shares of common stock of the Company. The “Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is required to maintain a common share reserve of not less than three times the number of shares that is actually issuable upon full conversion of the note. The purchaser will also receive warrants to purchase 5,000,000 shares of GDSI common stock at $.01/share. Warrants will have a three-year term to exercise. The Convertible Note is personally guaranteed by William Delgado, CEO. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. As of March 31, 2021, and December 31, 2020, and through the date of this report, the principal balance totaling $683,760, including approximately an additional $304,000 added to principal for an open-ended extension of the due date of the note, is outstanding. In relation to the extension, the Company is required to issue 1,000,000 warrants each month, and pay $25,000 per month. As of March 31, 2021 the Company has issued 15,000,000 warrants, with a fair value of $715,000 at issuance, with are classified in warrant liability.

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 54,926,552 shares and 157,874,360 shares at March 31, 2021, and December 31, 2020, respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017, and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of March 31, 2021, and December 31, 2020, and through the date of this report, the principal balance totaling $48,610 is outstanding and remains in default.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 5 – NOTE PAYABLE (CONTINUED)

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2017, and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of March 31, 2021, and December 31, 2020, and through the date of this report, the principal balance totaling $59,514 is outstanding and remains in default.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 7 – STOCKHOLDERS’ EQUITY

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

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Awards Issued Under Stock Incentive Plans

As of March 31, 2021, and December 31, 2020, we have outstanding 13,650,002 stock options - all of which are fully vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 4.9 years as of March 31, 2021.

During the three-month period ended March 31, 2021, and the year ended December 31, 2020, we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding as of March 31, 2021, and December 31, 2020 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

The aggregate intrinsic value of the restricted stock grant was $0 as of March 31, 2021, and December 31, 2020.

NOTE 8 – INCOME TAXES

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of March 31, 2021.

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to Officer

The Due to Officer is due on demand, does not bear or accrue interest and is unsecured. On February 24, 2021, the CEO, William J. Delgado, paid off a convertible note, plus accrued interest and redemption fees (see Note 5), for a total payment of $151,211. The amount owing for Due to officer was $204,602 and $253,291, as of March 31, 2021 and December 31, 2020, respectively.

Due from Related Party

During the year ended December 31, 2020, the Company advanced Eco-Growth Strategies, Inc., a related entity, $70,710 to cover administrative costs. During the three months ended March 31, 2021, $10,000 was received from the related party, leaving an ending balance of $60,710.

Accrued Compensation

As of March 31, 2021, and December 31, 2020, we had $124,481 and $64,481 payable to William J. Delgado and $82,834 and $77,834 payable to Jerome Gomolski, respectively. Accrued compensation is included in Accrued expenses.

		William	Jerome
	Total	Delgado	Gomolski
Balance December 31, 2020	$142,315	$64,481	$77,834

Q1 2021 Salary	75,000	60,000	15,000

Payments	(57,515)	—	(10,000)
Balance March 31, 2021	$159,800	$124,481	$82,834

RLT Consulting

As of March 31, 2021, and December 31, 2020, the Company had a note payable to RLT Consulting and a consulting agreement see (see Note 5). RLT Consulting is owned by Ross Trevino, a Vice President of the Company.

Accounts Payable

	March 31,	December 31,
	2021	2020
RLT Consulting	$21,591	$21,591
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$78,690	$78,690

During August 2017, Dragon Acquisitions, an entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The lender has extended the maturity date to December 31, 2021. The $22,000 note remained outstanding as of March 31, 2021 and December 31,2020 and through the date of this report.

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

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

Prepaid expense related party

Prepaid expense represents the cost of an airplane purchased by the Company and transferred to Valley Air Express, a related entity, in exchange for flight hours. The prepaid expense of $520,000 will be amortized over the flight hours used in the software development of the Pilot Assisted Landing System. See Note 1.

NOTE 10 – SUBSEQUENT EVENTS

On March 25, 2021, the Company and GS Capital Partners LLC entered into a security purchase agreement for a Prime rate plus 8% Convertible Note in the aggregate principal of $2,285,714 (Note 5). On April 1, 2021, the Company received the first tranche of $1,000,000. Upon the receipt of the first tranche, the Company issued 10,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $917,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $184,000.

On April 9, 2021, the CEO, William J. Delgado, paid off a convertible note, plus accrued interest and redemption fees (see Note 5), for a total payment of $110,120, with the payment amount being added to the amount Due to Officer.

On May 6,, 2021, the CEO, William J. Delgado, paid off a convertible note, plus accrued interest and redemption fees (see Note 5), for a total payment of $238,950, with the payment amount being added to the amount Due to Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 19, 2021, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

•	our ability to successfully commercialize and our products and services on a large enough scale to generate profitable operation;
•	our ability to maintain and develop relationships with customers and suppliers;
•	our ability to successfully integrate acquired businesses or new brands;
•	the impact of competitive products and pricing;
•	supply constraints or difficulties;
•	the retention and availability of key personnel;
•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our need to raise additional funds in the future;
•	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
•	intellectual property claims brought by third parties; and
•	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as COVID-19).

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in the future operating results over time, except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and, unless otherwise indicated, the terms “GDSI,” “Company,” “we,” “us,” and “our” refer to Global Digital Solutions, Inc. and our wholly owned subsidiaries GDSI Florida, LLC, HarmAlarm and North American Custom Specialty Vehicles, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation. The merger was treated as a recapitalization of Global Digital Solutions, Inc., and Creative changed its name to Global Digital Solutions, Inc. (“GDSI”). We are focused in the area of cyber arms technology and complementary security and technology solutions. On October 22, 2012, we entered into an Agreement of Merger and Plan of Reorganization to acquire 70% of Airtronic USA, Inc. (“Airtronic”), a then debtor in possession under chapter 11 of the Bankruptcy Code once Airtronic successfully reorganized and emerged from bankruptcy (the “Merger”). During the period from October 2012 through November 2013, we were actively involved in the day to day management of Airtronic pending the completion of the Merger. The Merger did not occur and we ceased involvement with Airtronic. In December 2012 we incorporated GDSI Florida LLC (“GDSI FL”), a Florida limited liability company. Except for the payment of administrative expenses on behalf of the Company, GDSI FL has no business operations. In January 2013, we incorporated Global Digital Solutions, LLC, a Florida limited liability company. In November 2013, we incorporated GDSI Acquisition Corporation, a Delaware corporation. On June 16, 2014, we acquired North American Custom Specialty Vehicles, LLC, into GDSI Acquisition Corporation, and changed the latter’s name to North American Custom Specialty Vehicles, Inc. (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas. In March of 2019, we acquired HarmAlarm (“HA”). HA was formed in 2002 as a private Texas company to pursue Infrared commercial applications in the aviation services area. HA has developed a system known as Pilot Assisted Landing Systems (PALS). We believe the precision and robustness of PALS has generated a host of new applications mainly through “landing trajectory” optimization which provides additional safety margin against weather related hazardous conditions, like wind shear, wake turbulence, icing, as well as low ceilings and fog.

Business Overview

We are engaged in the development of proprietary aviation technology. We are also looking to develop an automotive technology company currently in Brazil. We have been in litigation concerning Rontan Metallurgica in Sao Paulo, Brazil and have been awarded a default judgment regarding the acquisition of the company. We are currently awaiting final damages in the case.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Revenues

There was no revenue for the three months ending March 31, 2021 or March 31, 2020.

Our operating expenses for the three months ended March 31, 2021 are summarized as follows in comparison to the three months ended March 31, 2020:

	For The Three Months Ended
	March 31,
	2021	2020
Salaries and related expenses	$75,000	$75,000
Rent	2,100	2,896
Professional fees	-	38,562
Consulting services	344,500	99,856
Other general and administrative	3,824	30,894
Total Operating Expenses	$425,424	$247,208

Operating expenses for the three months ended March 31, 2021 increased by $178,216, or 75%, as compared with the same period in 2020. The overall change in operating expenses is mainly due to the increase in consulting services during the three months ended March 31, 2021 from shares issued with a fair value of $284,500 to a consultant. There is $60,000 accrued for services to other consultants in each of the periods. For the three months ended March 31, 2020, the professional fees were for services provided by an attorney.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2021, we had cash on hand of approximately $326,000 and a working capital deficiency of approximately $12,542,000. as compared to cash on hand of approximately $300 and a working capital deficiency of approximately $17,403,000 as of December 31, 2020. The decrease in working capital deficiency for the three months ended March 31, 2021 is mainly due to the decrease in the derivative liability, resulting from the change in fair value of the derivatives, offset by the recognition of the warrant liability, discussed in further detail below, in current liabilities.

Working Capital Deficiency

Our working capital deficiency as of March 31, 2021, in comparison to our working capital deficiency as of December 31, 2020, can be summarized as follows:

	March 31,	December 31,
	2021	2020
Current assets	$325,551	$264
Current liabilities	12,867,201	17,506,685
Working capital deficiency	$(12,541,650)	$(17,403,296)

The increase in current assets is mainly due to the increase of approximately $325,000 in cash on hand, which is a result of the cash received in new convertible debentures. The decrease in current liabilities is primarily due to the decrease in the derivative liability, resulting from the change in fair value of the derivatives of approximately $5,434,000 less the approximately $654,000 reclassed to equity upon pay off of the related convertible notes, offset by the recognition of the $1,222,000 in warrant liability for new warrants issued in connection with a new convertible debenture in the first quarter of 2021, and the $94,000 increase in warrant liability due to the change in fair value as of period end.

Cash Flows

During the three months ended March 31, 2021 and 2020, our sources and uses of cash were as follows:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(363,713)	$(417,907)
Net cash used in investing activities	—	(42,108)
Net cash provided by (used in) financing activities	689,000	(30,500)
Increase (decrease) in cash	$325,287	$(490,515)

Operating Activities

Net cash used in operating activities was approximately $364,000 for the three months ended March 31, 2021, primarily due to the net income of $3,721,651 which was partially offset by non-cash expenses of approximately $4,085,000 related to an increase in the fair value of derivative liabilities, amortization of debt discount, interest expense, and the change in fair value of the warrant liability recognized this period. There was additionally actual cash used by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accrued interest and amount due to officer.

Net cash used in operating activities was $417,907 for the three months ended March 31, 2020, primarily due to net loss of $2,296,759, which was partially offset by non-cash expenses of approximately $1,894,000 related to change in fair value of derivative liabilities, the amortization of debt discount, and interest expense, and $14,992 of cash provided by changes in the levels of operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2021 and 2021, net cash used in investing activities was $0 and $42,108, respectively, due in 2020 to cash used for software development costs.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $689,000, which was due to $1,060,000 of proceeds from debt financings, offset by $271,000 of repayments of notes payable and convertible notes.

Net cash used in financing activities for the three months ended March 31, 2020 was $30,500, which was primarily due to $130,500 of repayments of convertible notes, offset by $100,000 of net proceeds were from debt financings.

Recent Financing Arrangements and Developments During the Period

On January 15, 2021, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% convertible note in the aggregate principal of $88,500 due on January 15, 2022. The conversion price is equal to the variable conversion price which is defined as 61% of the market price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible. As March 31, 2021, and through the date of this report, the principal balance totaling $85,000 is outstanding.

On February 25, 2021, the Company and Leonite Capital LLC entered into a securities purchase agreement for a prime rate plus 8% convertible note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be the twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request. On March 1, 2021, the Company received the first tranche of $1,000,000. In connection with the note, the Company issued 10,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $507,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $711,000, which will be amortized using the effective interest method over the life of the convertible note. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. As March 31, 2021, and through the date of this report, the principal balance totaling $1,000,000 is outstanding.

On March 25, 2021, the Company and GS Capital Partners LLC entered into a securities purchase agreement for a prime rate plus 8% convertible note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be the twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request. On April 1, 2021, the Company received the first tranche of $1,000,000. In connection with the note, the Company will issue 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $917,000. The Company also will issue 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $184,000.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses and experienced negative cash flows from operations since inception, and for the three months ended March 31, 2021, while it had net income of approximately $3,722,000, which was mostly the result of the change in fair value of the derivative liability. The Company used net cash of approximately $364,000 to fund operating activities at March 31, 2021, had an accumulated deficit of approximately $47,839,000, and a working capital deficit of approximately $12,542,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. The Company has funded their activities to date almost exclusively from equity and debt financings.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Subsequent to period end we have received funding of $1,000,000 from the first tranche of a convertible note entered into in March 2021 . However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $2,500,000  to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended March 31, 2021 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 19, 2021.

Fair Value Measurement

The fair value measurement guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in the valuation of an asset or liability. It establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the fair value measurement guidance are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the periods. Our significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of our common stock, stock-based compensation, warrants issued in connection with notes payable, derivative liabilities and the valuation allowance related to our deferred tax assets. Certain of our estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates and could cause actual results to differ from those estimates.

Derivative Financial Instruments

We account for conversion options embedded in convertible notes payable in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC’) 815, “Derivatives and Hedging”. Subtopic ASC 815-15, Embedded Derivatives generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. Derivative liabilities are recognized in the consolidated balance sheet at fair value as Derivative Liabilities and based on the criteria specified in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Equity. The estimated fair value of the derivative liabilities is calculated using various assumptions and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as Change in fair value of derivative liability in the condensed consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting, as applicable.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2021, and December 31, 2020. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Stock-based Compensation

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended March 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2021. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of March 31, 2021 were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management and the Company’s consolidated subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its unaudited condensed consolidated financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2021 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

•                     Inadequate segregation of duties due to limited personnel consistent with control objectives;

•                     Absense of functioning audit committee;

•                     Adherence to formal policies and procedures post-bankruptcy; and

•                     Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our first quarter of 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 19, 2021, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended March 31, 2021 without registration under the Securities Act:

Convertible Notes Payable

On January 15, 2021, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% convertible note in the aggregate principal of $88,500 due on January 15, 2022. The conversion price is equal to the variable conversion price which is defined as 61% of the market price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible. As March 31, 2021, and through the date of this report, the principal balance totaling $85,000 is outstanding.

On February 25, 2021, the Company and Leonite Capital LLC entered into a securities purchase agreement for a prime rate plus 8% convertible note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request.

On March 1, 2021, the Company received the first tranche of $1,000,000. In connection with the note, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $1,015,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $1,000,000, which will be amortized using the effective interest method over the life of the convertible note, and the excess of $101,000 recognized as interest expense at issuance. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. As March 31, 2021, and through the date of this report, the principal balance totaling $1,000,000 is outstanding.

On March 25, 2021, the Company and GS Capital Partners LLC entered into a securities purchase agreement for a Prime rate plus 8% convertible note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request. On April 1, 2021, the Company received the first tranche of $1,000,000. In connection with the note, the Company will issue 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $917,000. The Company also will issue 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $184,000.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith.

**       In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIGITAL SOLUTIONS, INC.

By: /s/ William J. Delgado
William J. Delgado
Chief Executive Officer
Date: May 24, 2021

By: /s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
Date: May 24, 2021