Form 10-Q
period 2021-06-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2021-08-24
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 23, 2021, there were 698,637,958 shares of the registrant’s common stock outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

gloBal digital solutions, inc.

CONDENSED Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$145,330	$264
Prepaid Expenses	135,000	—
Total current assets	280,330	264

Other Assets
Prepaid expenses - related party	520,000	520,000
Due from related entity	—	70,710
Equipment, net of accumulated depreciation of $7,617 at June 30, 2021 and $5,078 at December 31, 2020	43,165	45,704
Software Development Cost	64,547	64,547
Total other assets

Total assets	$908,042	$701,225

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$356,042	$486,593
Accrued expenses	957,765	1,343,880
Due to officer	—	253,291
Financed insurance policy	11,330	11,187
Derivative liability	915,000	9,367,159
Warrant liability	1,477,000	—
Convertible notes payable, net of discount of $1,613,429 and $218,484 respectively	2,868,812	1,429,450
Notes Payable	4,613,162	4,512,000
Total current liabilities	11,199,111	17,403,560

Long term liabilities
Notes payable	—	103,125

Total Liabilities	11,199,111	17,506,685

Commitments and Contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	$1,000	$1,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized 701,862,757, and 668,338,264 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	701,863	668,338
Additional paid-in capital	35,866,342	34,086,086
Shares payable	180,000	—
Accumulated deficit	(47,040,274)	(51,560,884)
Total stockholders’ deficit	(10,291,069)	(16,805,460)
Total liabilities and stockholders’ deficit	$908,042	$701,225

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$—	$—	$—	$—

Operating expenses
Selling, general and administrative expenses	1,165,194	288,169	1,590,618	535,377

Operating loss before other (income) expense	(1,165,194)	(288,169)	(1,590,618)	(535,377)

Other (income) expense
Change in fair value of derivative liability	(2,345,836)	1,582,617	(7,779,988)	3,240,320
Change in fair value of warrant liability	(943,000)	—	(849,000)	—
Amortization of debt discount	941,112	262,976	1,097,337	429,042
Interest expense	383,571	1,655,584	1,432,423	1,881,366
Other income	—	—	(12,000)	—
Total other (income) expense	(1,964,153)	3,501,177	(6,111,228)	5,550,728

Income/(loss) from operations before provision for income taxes	798,959	(3,789,346)	4,520,610	(6,086,105)

Provision for income taxes	—	—	—	—

Net income/(loss)	$798,959	$(3,789,346)	$4,520,610	$(6,086,105)

Income (loss) per common share - basic	$0.00	$(0.00)	$0.01	$(0.01)
Income (loss) per common share - diluted	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average common shares:
Basic	693,982,757	632,690,409	683,592,355	628,559,792
Diluted	559,459,905	632,690,409	958,495,183	628,559,792

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock		Common stock		Additional paid in			Total stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares Payable	Accumulated deficit	deficit
Balance December 31, 2020	1,000,000	$1,000	668,338,264	$668,338	$34,086,086	$—	$(51,560,884)	$(16,805,460)

Common stock issued for services to consultants	—	—	5,000,000	5,000	279,500	—	—	284,500
Shares of common stock issued for conversion of debt	—	—	5,368,493	5,368	48,317	—	—	53,686
Shares of common stock issued in relation to convertible debt	—	—	5,850,000	5,850	232,375	—	—	238,225
Reclass of derivative liability upon settlement of convertible notes payable	—	—			654,170	—	—	654,170
Cashless exercise of warrants		—	1,400,000	1,400	(1,400)	—	—	—

Net income	—	—	—	—	—	—	3,721,651	3,721,651

Balance March 31, 2021	1,000,000	$1,000	685,956,757	$685,957	$35,299,048	$—	$(47,839,233)	$(11,853,228)

Shares of common stock issued for conversion of debt	—	—	8,000,000	8,000	107,200	—	—	115,200
Shares of common stock issued in relation to convertible debt	—	—	4,000,000	4,000	180,000	—	—	184,000
Reclass of derivative liability upon settlement of convertible notes payable	—	—			284,000	—	—	284,000
Cashless exercise of warrants	—		3,906,000	3,906	(3,906)	—	—	—
Common stock issued for services to consultants	—	—	—	—	—	180,000	—	180,000

Net income	—	—	—	—	—	—	798,959	798,959

Balance June 30, 2021	1,000,000	$1,000	701,862,757	$701,863	$35,866,342	$180,000	$(47,040,274)	$(10,291,069)

Balance December 31, 2019	1,000,000	$1,000	643,121,923	$643,122	$32,152,715	—	$(38,954,344)	$(6,157,507)
Shares of common stock issued for conversion of debt	—	—	2,000,000	2,000	6,800	—	—	8,800
Common stock shares issued for services	—	—	281,955	282	4,792	—	—	5,074
Reclass of derivative liability upon settlement of convertible notes payable	—	—	—	—	86,700	—	—	86,700

Net loss	—	—	—	—	—	—	(2,296,759)	(2,296,759)

Balance March 31, 2020	1,000,000	$1,000	645,403,878	645,404	$32,251,007	—	(41,251,103)	$(8,353,692)

Shares of common stock issued for conversion of debt	—	—	5,588,333	5,588	15,862	—	—	21,450
Reclass of derivative liability upon settlement of convertible notes payable	—	—	—	—	994,771	—	—	994,771
Shares issued for exercise of warrants	—	—	6,000,000	6,000	54,000	—	—	60,000
Convertible note forbearance agreement	—	—	796,056	796	14,329	—	—	15,125

Net loss	—	—	—	—	—	—	(3,789,346)	(3,789,346)

Balance June 30, 2020	1,000,000	$1,000	657,788,267	$657,788	$33,329,969	—	$(45,040,449)	$(11,051,692)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020

Operating Activities
Net income/( loss)	$4,520,610	$(6,086,105)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	464,500	20,199
Change in fair value of derivative liability	(7,779,988)	3,240,320
Change in fair value of warrant liability	(849,000)	—
Amortization of debt discount	1,097,337	429,042
Consulting fees added to note payable principal	123,037	—
Interest expense from derivative liability	87,999	1,547,192
Interest expense from warrant liability	819,000	—
Interest expense for extension fees added to principal	180,270	—
Operating expenses setled through debt proceeds	—	13,800
Depreciation	2,539	—

Changes in operating assets and liabilities:
Prepaid expenses	(135,000)	—
Accounts payable	(130,551)	8,236
Accrued expenses	(178,136)	138,254
Due from related entity	70,710	—
Due to Officer	—	20,390

Net cash used in operating activities	(1,706,673)	(668,672)

Investing Activities
Software Development Cost	—	(127,888)
Net cash used in investing activities	—	(127,888)

Financing Activities
Proceeds from notes payable	—	103,125
Payments on notes payable	(125,000)	—
Repayments of convertible notes	(355,000)	(410,750)
Repayments to advances from related party	(53,000)	—
Repayments to advances from officer	(595,241)	—
Proceeds from convertible notes	2,979,980	634,500
Proceeds from issuance of common stock	—	60,000
Net cash provided by financing activities	1,851,739	386,875

Net decrease in cash and cash equivalents	145,066	(409,685)
Cash and cash equivalents at beginning of period	264	493,402

Cash and cash equivalents at end of period	$145,330	$83,717

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$(44,782)
Taxes	$—	$—
Supplementary disclosure of non-cash investing and financing activities
Accrued expenses settled through convertible notes payable	$—	$120,000
Debt discount from derivative on convertible notes payable	$178,000	$758,500
Debt discount for issuance of shares of common stock with convertible note	$204,000	$—
Debt discount for issuance of warrants with convertible note	$507,000	$—
Reclass of derivative liability to equity upon repayment/conversions	$654,170	$1,081,471
Shares of common stock issued by conversion	$53,686	$8,800
Cashless exercise of warrants	$1,400	$—
Shares of common stock issued in relation to debt	$34,226	$—
Convertible debt settled through issuance of common shares	$—	$30,250

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses and experienced negative cash flows from operations since inception, and for the six months ended June 30, 2021, while it had net income of approximately $4,521,000, which was mostly the result of the change in fair value of the derivative liability, the Company used net cash of approximately $2,100,000 to fund operating activities at June 30, 2021, had an accumulated deficit of approximately $47,040,000, and a working capital deficit of approximately $10,919,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. The Company has funded its activities to date almost exclusively from equity and debt financings.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2021 and 2020 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2021, and December 31, 2020. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits. As of June 30, 2021, and December 31, 2020, the Company’s cash balance did not exceed FDIC coverage. As of June 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

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

The following table summarizes the securities that were included in the diluted per share calculation:

	Six Months Ended
	June 30,
	2021	2020
Convertible notes and accrued interest	65,352,167	62,555,959
Preferred Stock	261,169,294	214,560,000
Stock options	13,650,002	13,650,002
Warrants	48,446,875	1,500,000
Potentially dilutive securities	388,618,338	292,265,961

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2021, through the date which the financial statements were issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3 – ACCRUED EXPENSES

As of June 30, 2021, and December 31, 2020, accrued expenses consist of the following amounts:

	June 30, 2021	December 31, 2020
Accrued compensation to executive officers and employee	$86,834	$142,315
Accrued professional fees and settlements	26,990	259,119
Accrued interest	843,941	942,446
	$957,765	$1,343,880

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at June 30, 2021, and December 31, 2020. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the periods ended June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Derivative liability:
Balance at beginning of period	$9,367,159	$1,158,008
Additions	266,000	2,802,754
Settlements	(938,171)	(1,743,734)
Change in fair value	(7,779,988)	7,132,131
Balance at end of year	$915,000	$9,367,159

	June 30, 2021	December 31, 2020
Warrant liability:
Balance at beginning of period	$—	$—
Additions	2,326,000	—
Change in fair value	(849,000)	—
Balance at end of year	$1,477,000	$—

Embedded Derivative Liabilities of Convertible Notes

At June 30, 2021, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using a bi-nomial option model with the following inputs: the price of the Company’s common stock of $0.03; a risk-free interest rate of 0.05%, the expected volatility of the Company’s common stock of 143.35%; and the estimated remaining term, a dividend rate of 0 At December 31, 2020, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate- .08%; term – 2.5 months volatility – 103.71% dividend rate – 0%

NOTE 5 – NOTE PAYABLE

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a promissory note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. The lender has extended the maturity date to December 31, 2021. Dragon Acquisitions assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at June 30, 2021 and December 31, 2020 through the date of this report.

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million, which was then amended in 2020 and increased to $2,550,000. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit (see Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. The loan and the accrued interest has been personally guaranteed by William Delgado, the CEO. As of June 30, 2021 and December 31, 2020, and through the date of this report, the $2,550,000 note remains outstanding.

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

Under the terms of the Vox note consulting agreement (see Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the three and six-month period ended June 30, 2021, consulting fees totaling $30,000 and $60,000 were added to the note principal and are included in the note balance of $866,500, as of June 30, 2021, and $806,500 as of December 31, 2020. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default. However, Vox has voluntarily refrained from making demand prior to the resolution funding date.

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

Under the terms of the RLT note consulting agreement (see Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the three and six-month period ended June 30, 2021, consulting fees totaling $30,000 and $60,000, respectively, were added to the note principal and are included in the note balance of $859,500 as of June 30, 2021 and $799,500 as of December 31, 2020.

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

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. The lender has extended the maturity date to December 31, 2021. The Company paid $25,000 in April 2021. As of June 30, 2021 and December 31, 2020, $11,000 and $31,000 of the note remained outstanding, respectively.

During May 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. The lender has extended the maturity date to December 31, 2021. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. As of June 30, 2021 and December 31, 2020, and through the date of this report, the $200,000 principal and $20,000 Investment Return remained outstanding.

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

On May 12, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $103,125 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred until December 12, 2020, at which time the balance is payable in $5,805 monthly installments through May 12, 2022, if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company used the PPP loan proceeds for payroll, healthcare benefits, and utilities. The program provided that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company has submitted Form 3508S for forgiveness on this loan.

Convertible Notes Payable

On June 7, 2021, the Company and Geneva Roth Remark Holdings, Inc., entered into a security purchase agreement (“SPA”) for an 8% promissory note in the aggregate principal of $251,625, with a maturity date of June 7, 2022. The note included an original issuance discount (“OID”) of $22,875, for a purchase price of $228,750. The interest was applied as a one-time interest charge upon the issuance date, in the amount of $20,130, recognized in accrued interest. The month payments will include the outstanding principal and accrued interest, in 10 monthly payments of $27,175, with the first payment on July 30, 2021. Upon an event of default, as set forth in the agreement, the holder shall have the right to convert the outstanding balance of the note into shares of common stock of the Company, with a conversion rate based on 75% of the lowest trading price of the common stock for the 5 trading days prior to the conversion date. In addition, upon default, the interest increases to 22%, and any outstanding principal and accrued interest shall be increased by 150%. The Company is required at have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note, which was initially 29,494,505 shares. While the note is still outstanding the Company shall not, without written consent of the holder, issue any variable convertible instruments with a convertible price that varies with the market price of the Company’s common stock, nor shall the Company without the holder’s written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business.

In connection with the note, the Company issued 2,096,875 warrants, exercisable each at $0.03, with a 3-year term. The warrants and the OID resulted in a debt discount of $105,875, which will be amortized using the effective interest method over the life of the note. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. The Company estimated the fair value of the warrant using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.03 at issuance date, a risk-free interest rate of 0.79% and expected volatility of the Company’s common stock of 143,5%, resulting in a fair value of $83,000.

On March 25, 2021, the Company and GS Capital Partners LLC entered into a security purchase agreement for a Prime rate plus 8% Convertible Note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request. The note principal and the accrued interest has been personally guaranteed by William Delgado, the Company’s CEO. On April 1, 2021, the Company received the first tranche of $1,000,000. Upon the receipt of the first tranche, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $917,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $184,000. On May 24, 2021, the Company received the second tranche from GS Capital Partners LLC, for $796,000, less an OID of $99,500. As of June 30, 2021, the principal balance of the two tranches totaling $1,938,750 is outstanding.

On January 15, 2021, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% convertible note in the aggregate principal of $88,500 due on January 15, 2022. The conversion price is equal to the variable conversion price which is defined as 61% of the market price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible. As June 30, 2021, and through the date of this report, the principal balance totaling $85,000 is outstanding. On July 13, 2021, the CEO, William J. Delgado, paid off the note, plus accrued interest and redemption fees, for a total payment of $130,010

On February 25, 2021, the Company and Leonite Capital LLC entered into a securities purchase agreement for a prime rate plus 8% convertible note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request. The note principal and the accrued interest has been personally guaranteed by William Delgado, the Company’s CEO.

On March 1, 2021, the Company received the first tranche of $1,000,000. In connection with the first tranche, the Company issued 10,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $507,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $1,000,000, which will be amortized using the effective interest method over the life of the convertible note, and the excess of $101,000 recognized as interest expense at issuance. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. As June 30, 2021, and through the date of this report, the principal balance totaling $1,142,875 is outstanding.

On April 7, 2020, the Company and Auctus Fund, LLC entered into a securities purchase agreement for a 12% convertible promissory in the aggregate principal of $197,000 due on February 7, 2021. The noteholder agreed to an extension of the maturity date to May 31, 2021 for a settlement amount of $344,548, including interest. The note is convertible into shares of the Company’s common stock. The conversion price shall equal the lessor of (i) Current Market Price, or (ii) Variable Market price as defined as Market Price less a 50% discount price. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. As of June 30, 2021, and through the date of this report, the principal and interest balance totaling $344,548 is outstanding.

On May 20, 2020, the Company and GS Capital Partners, LLC entered into a 10% convertible note in the aggregate principal of $165,000 due on February 20, 2021. The note can be converted into shares of common stock of the Company at any time after the issue date, at a price of $0.01 per share. During the first three months ended June 30, 2021, the noteholder converted $50,000 of principal plus accrued interest into 5,368,493 shares of common stock. The remaining principal and accrued interest of the note was paid in full on March 10, 2021.

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

On August 17, 2020, the Company and Harbor Gates Capital, LLC entered into a securities agreement for a 10% Convertible Note in the aggregate principal of $165,000 due August 17, 2021. The note carries original issue discount or $15,000. The note can be converted (180) days following the issuance date of the note. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. The note and accrued interest totaling $272,250.00 was paid by the Company on May 28, 2021.

On August 25, 2020, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000 due on August 25, 2021. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. On February 25, 2021, the Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $151,000, based on weighted probabilities of assumptions. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.06 at issuance date; a risk-free interest rate of 0.06% and expected volatility of the Company’s common stock, of 162.43%, and the various estimated reset exercise prices weighted by probability. This plus the fair value of the warrants resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $48,000 was immediately expensed as interest expense. On February 24, 2021 the convertible note and accrued interest, with a redemption fee for a total of $151,311, was paid off by the CEO of the Company.

On October 6, 2020, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% Convertible Note in the aggregate principal of $75,000 due on August 25, 2021. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. On March 6, 2021, the Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $81,198, based on weighted probabilities of assumptions. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.04 at issuance date; a risk-free interest rate of 0.07% and expected volatility of the Company’s common stock, of 171.53%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $6,198 was immediately expensed as interest expense. On April 9, 2021, the convertible note and accrued interest, with a redemption fee, for a total of $110,120, was paid off by the Company.

On May 10, 2019, the Company and GHS Investments LLC entered into a securities agreement for a 10% Convertible Note in the aggregate principal of $335,000 due on February 10, 2020. The note carries original issue discount or $35,000. The note is convertible into shares of common stock of the Company. The “Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is required to maintain a common share reserve of not less than three times the number of shares that is actually issuable upon full conversion of the note. The purchaser will also receive warrants to purchase 5,000,000 shares of GDSI common stock at $.01/share. Warrants will have a three-year term to exercise. The Convertible Note is personally guaranteed by William Delgado, CEO. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. As of June 30, 2021, and December 31, 2020, the principal balance totaling $789,012 and $714,012, respectively, including approximately an additional $304,000 and an additional $25,000 per month going forward that is added to principal for an open-ended extension of the due date of the note, is outstanding. In relation to the extension, the Company is required to issue 1,000,000 warrants each month, and pay $25,000 per month. As of June 30, 2021 the Company has issued 18,000,000 warrants, with a fair value of $819,000 at issuance, with are classified in warrant liability.

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 54,926,552 shares and 157,874,360 shares at June 30, 2021, and December 31, 2020, respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017, and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of June 30, 2021, and December 31, 2020, and through the date of this report, the principal balance totaling $48,610 is outstanding and remains in default.

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2017, and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of June 30, 2021, and December 31, 2020, and through the date of this report, the principal balance totaling $59,514 is outstanding and remains in default.

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

On February 3, 2020, the U.S District Court awarded the Company Specific Performance (Acquisition of the Plant in Tauti, Brazil) and incidental damages of approximately $192,000,000. On August 16, 2021, the court awarded the Company an additional $2,086,233 in legal fees and costs. The defendants have filed an intent to appeal the awards, but as of this date have not submitted any filings or briefs.

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

Awards Issued Under Stock Incentive Plans

As of June 30, 2021, and December 31, 2020, we have outstanding 13,650,002 stock options - all of which are fully vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 4.6 years as of June 30, 2021.

During the three and six-month period ended June 30, 2021, and the year ended December 31, 2020, we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding as of June 30, 2021, and December 31, 2020 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

The aggregate intrinsic value of the restricted stock grant was $0 as of June 30, 2021, and December 31, 2020.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of June 30, 2021.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to Officer

The Due to Officer is due on demand, does not bear or accrue interest and is unsecured. On February 24, 2021, the CEO, William J. Delgado, paid off a convertible note, plus accrued interest and redemption fees (see Note 5), for a total payment of $151,211. On May 12, 2021, he paid off a convertible note plus accrued interest and redemption fees, for a total payment of $238,850 (see Note 5).

The balance owing to the Officer in the amount of $522,572, was paid off during the three months ended June 30, 2021. The amount owing for Due to officer was $253,291, as of December 31, 2020.

During the three months ended June 30, 2021, the Company paid its CEO bonus compensation of approximately $820,000 for the execution of personal guarantees to Parabellum Inc, Leonite Capital LLC, GS Capital LLC, and GHS Capital, LLC in the approximate aggregate amount of $6,500,000, which is recognized in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Due from Related Party

During the year ended December 31, 2020, the Company advanced Eco-Growth Strategies, Inc., a related entity, $70,710 to cover administrative costs. During the six month period ended June 30, 2021, Eco-Growth Strategies, Inc repaid the advance from December 31, 2020 and the additional $270,000 that the Company advanced.

Accrued Compensation

As of June 30, 2021, and December 31, 2020, we had $0 and $64,481 payable to William J. Delgado and $82,834 and $77,834 payable to Jerome Gomolski, respectively. Accrued compensation is included in Accrued expenses.

		William	Jerome
	Total	Delgado	Gomolski
Balance December 31, 2020	$142,315	$64,481	$77,834

Six months ended June 30, 2021 Salary	964,158	940,158	24,000

Promissory notes paid by William Delgado	390,261	390,261
Payments	(1,409,900)	(1,394,000)	(15,000)
Balance June 30, 2021	$86,834	$—	$86,834

RLT Consulting

As of June 30, 2021, and December 31, 2020, the Company had a note payable to RLT Consulting and a consulting agreement see (see Note 5). RLT Consulting is owned by Ross Trevino, a Vice President of the Company.

Accounts Payable

	June 30,	December 31,
	2021	2020
RLT Consulting	$21,591	$21,591
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$78,690	$78,690

During August 2017, Dragon Acquisitions, an entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The lender has extended the maturity date to December 31, 2021. The $22,000 note remained outstanding as of June 30, 2021 and December 31,2020 and through the date of this report.

The June 2018 note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of NaturalShrimp Incorporated, another public company in which Mr. Delgado is a director and Chief Financial Officer.

Prepaid Expense - Related Party

Prepaid expense represents the cost of an airplane purchased by the Company and transferred to Valley Air Express, a related entity, in exchange for flight hours. The prepaid expense of $520,000 will be amortized over the flight hours used in the software development of the Pilot Assisted Landing System. See Note 1.

NOTE 10 – SUBSEQUENT EVENTS

On July 13, 2021, the CEO, William J. Delgado, paid off a convertible note, plus accrued interest and redemption fees (see Note 5), for a total payment of $130,010, with the payment amount being added to the amount Due to Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 19, 2021, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	our ability to successfully commercialize and our products and services on a large enough scale to generate profitable operation;

●	our ability to maintain and develop relationships with customers and suppliers;

●	our ability to successfully integrate acquired businesses or new brands;

●	the impact of competitive products and pricing;

●	supply constraints or difficulties;

●	the retention and availability of key personnel;

●	general economic and business conditions;

●	substantial doubt about our ability to continue as a going concern;

●	our need to raise additional funds in the future;

●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;

●	intellectual property claims brought by third parties; and

●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as COVID-19).

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

Corporate History

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation. The merger was treated as a recapitalization of Global Digital Solutions, Inc., and Creative changed its name to Global Digital Solutions, Inc. (“GDSI”). We are focused in the area of cyber arms technology and complementary security and technology solutions. On October 22, 2012, we entered into an Agreement of Merger and Plan of Reorganization to acquire 70% of Airtronic USA, Inc. (“Airtronic”), a then debtor in possession under chapter 11 of the Bankruptcy Code once Airtronic successfully reorganized and emerged from bankruptcy (the “Merger”). During the period from October 2012 through November 2013, we were actively involved in the day-to-day management of Airtronic pending the completion of the Merger. The Merger did not occur and we ceased involvement with Airtronic. In December 2012 we incorporated GDSI Florida LLC (“GDSI FL”), a Florida limited liability company. Except for the payment of administrative expenses on behalf of the Company, GDSI FL has no business operations. In January 2013, we incorporated Global Digital Solutions, LLC, a Florida limited liability company. In November 2013, we incorporated GDSI Acquisition Corporation, a Delaware corporation. On June 16, 2014, we acquired North American Custom Specialty Vehicles, LLC, into GDSI Acquisition Corporation, and changed the latter’s name to North American Custom Specialty Vehicles, Inc. (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas. In March of 2019, we acquired HarmAlarm (“HA”). HA was formed in 2002 as a private Texas company to pursue Infrared commercial applications in the aviation services area. HA has developed a system known as Pilot Assisted Landing Systems (PALS). We believe the precision and robustness of PALS has generated a host of new applications mainly through “landing trajectory” optimization which provides additional safety margin against weather related hazardous conditions, like wind shear, wake turbulence, icing, as well as low ceilings and fog.

Business Overview

We are engaged in the development of proprietary aviation technology. We are also looking to develop an automotive technology company currently in Brazil. We have been in litigation concerning Rontan Metallurgica in Sao Paulo, Brazil and have been awarded a default judgment regarding the acquisition of the company. We are currently awaiting final damages in the case.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Revenues

There was no revenue for the three months ending June 30, 2021 or June 30, 2020.

Our operating expenses for the three months ended June 30, 2021 are summarized as follows in comparison to the three months ended June 30, 2020:

	For The Three Months Ended
	June 30,
	2021	2020
Salaries and related expenses	$889,158	$77,895
Rent	—	—
Professional fees	71,937	70,152
Consulting services	193,991	124,500
Other general and administrative	12,210	15,622
Total operating expenses	$1,167,296	$288,169

Operating expenses for the three months ended June 30, 2021 increased by $879,127, or 305%, as compared with the same period in 2020. The overall change in operating expenses is mainly due to the bonus paid to the CEO of approximately $820,000, as well as an increase in consulting services during the three months ended June 30, 2021 from shares issued to some consultants. There is $60,000 accrued for services to other consultants in each of the periods. The professional fees, which are for services provided by an attorney and accounting and auditing services, are fairly consistent between the two periods.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Revenues

There was no revenue for the six months ending June 30, 2021 or June 30, 2020.

Our operating expenses for the six months ended June 30, 2021 are summarized as follows in comparison to the six months ended June 30, 2020:

	For The Six Months Ended
	June 30,
	2021	2020
Salaries and related expenses	$964,158	$152,895
Rent	2,100	2,896
Professional fees	71,937	108,714
Consulting services	538,491	224,356
Other general and administrative	16,032	46,516
Total operating expenses	$1,592,718	$535,377

Operating expenses for the six months ended June 30, 2021 increased by $1,050,439, or 196%, as compared with the same period in 2020. The overall change in operating expenses is mainly due to the bonus paid to the CEO of approximately $820,000, as well as the increase in consulting services during the six months ended June 30, 2021 There is $60,000 accrued for services to other consultants in each of the periods.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2021, we had cash on hand of approximately $145,000 and a working capital deficiency of approximately $10,593,000. as compared to cash on hand of approximately $300 and a working capital deficiency of approximately $17,403,000 as of December 31, 2020. The decrease in working capital deficiency for the three months ended June 30, 2021 is mainly due to the decrease in the derivative liability, resulting from the change in fair value of the derivatives, offset by the recognition of the warrant liability, discussed in further detail below, in current liabilities.

Working Capital Deficiency

Our working capital deficiency as of June 30, 2021, in comparison to our working capital deficiency as of December 31, 2020, can be summarized as follows:

	June 30,	December 31,
	2021	2020
Current assets	$280,330	$264
Current liabilities	11,201,213	17,506,685
Working capital deficiency	$(10,920,883)	$(17,403,296)

The increase in current assets is mainly due to the increase of approximately $145,000 in cash on hand, which is a result of the cash received in new convertible debentures and prepaid expenses. The decrease in current liabilities is primarily due to the decrease in the derivative liability, resulting from the change in fair value of the derivatives of approximately $7,780,000 less the approximately $938,000 reclassed to equity upon pay off of the related convertible notes, offset by the recognition of the $2,326,000 in warrant liability for new warrants issued in connection with a new convertible debenture in the first quarter of 2021, and the $849,000 decrease in warrant liability due to the change in fair value as of period end.

Cash Flows

During the six months ended June 30, 2021 and 2020, our sources and uses of cash were as follows:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(2,099,921)	$(668,672)
Net cash used in investing activities	—	(127,888)
Net cash provided by financing activities	2,393,000	386,875)
Increase (decrease) in cash	$293,079	$(409,685)

Operating Activities

Net cash used in operating activities was approximately $2,100,000 for the six months ended June 30, 2021, primarily due to the net income of $4,846,485 which was partially offset by non-cash expenses of approximately $7,780,000 related to an increase in the fair value of derivative liabilities and $849,000 for the change in fair value of the warrant liability, amortization of debt discount, interest expense, and the change in fair value of the warrant liability recognized this period. There was additionally actual cash used by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accrued interest and amount due to officer.

Net cash used in operating activities was $668,672 for the six months ended June 30, 2020, primarily due to net loss of $6,086,105, which was partially offset by non-cash expenses of approximately $3,240,000 related to change in fair value of derivative liabilities, the amortization of debt discount, and interest expense, and $166,880 of cash provided by changes in the levels of operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2021 and 2021, net cash used in investing activities was $0 and $127,888, respectively, due in 2020 to cash used for software development costs.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $2,393,000, which was due to $2,973,000 of proceeds from debt financings, offset by $580,000 of repayments of notes payable and convertible notes.

During the six months ended June 30, 2020, cash provided by financing activities of $386,875 consisted of proceeds from convertible notes payable of $634,500 offset by payment on convertible notes payable of $410,750, proceeds of $103,125 from notes payable, proceeds from exercise of warrants of $60,000.

Recent Financing Arrangements and Developments During the Period

On January 15, 2021, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% convertible note in the aggregate principal of $88,500 due on January 15, 2022. The conversion price is equal to the variable conversion price which is defined as 61% of the market price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible. As June 30, 2021, and through the date of this report, the principal balance totaling $85,000 is outstanding.

On February 25, 2021, the Company and Leonite Capital LLC entered into a securities purchase agreement for a prime rate plus 8% convertible note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be the twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request. On March 1, 2021, the Company received the first tranche of $1,000,000. In connection with the note, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $1,015,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $1,000,000, which will be amortized using the effective interest method over the life of the convertible note, and the excess of $101,000 recognized as interest expense at issuance. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. As June 30, 2021, and through the date of this report, the principal balance totaling $1,000,000 is outstanding.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses and experienced negative cash flows from operations since inception, and for the six months ended June 30, 2021, while it had net income of approximately $4,521,000, which was mostly the result of the change in fair value of the derivative liability, the Company used net cash of approximately $2,100,000 to fund operating activities at June 30, 2021, had an accumulated deficit of approximately $47,040,000, and a working capital deficit of approximately $10,919,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. The Company has funded its activities to date almost exclusively from equity and debt financings.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Subsequent to period end we have received funding of $1,000,000 from the first tranche of a convertible note entered into in March 2021. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $2,500,000  to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended June 30, 2021 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 19, 2021.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2021, and December 31, 2020. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2021. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of June 30, 2021 were not effective.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2021 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties due to limited personnel consistent with control objectives;

●	Absence of functioning audit committee;

●	Adherence to formal policies and procedures post-bankruptcy; and

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our first quarter of 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Grupo Rontan Metalurgica, S.A.

On January 31, 2018, we announced that we initiated a lawsuit for damages against Grupo Rontan Metalurgica, S.A. (“Rontan”) and that company’s controlling shareholders, Joao Alberto Bolzan and Jose Carlos Bolzan. The action has been filed in the United States District Court for the Southern District of Florida. The complaint alleges that Rontan is wholly-owned by Joao Bolzan and Jose Bolzan. In the complaint, we further allege that Rontan and its shareholders improperly terminated a Share Purchase and Sale Agreement (the “SPA”) by which we were to acquire whole ownership of Rontan.

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

On February 3, 2020, The U.S District Court awarded the Company Specific Performance (Acquisition of the Plant in Tauti, Brazil) and incidental damages of approximately $192,000,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended June 30, 2021 without registration under the Securities Act:

Convertible Notes Payable

On June 7, 2021, the Company and Geneva Roth Remark Holdings, Inc., entered into a security purchase agreement (“SPA”) for an 8% promissory note in the aggregate principal of $251,625, with a maturity date of June 7, 2022. The note included an original issuance discount (“OID”) of $22,875, for a purchase price of $228,750. The interest was applied as a one-time interest charge upon the issuance date, in the amount of $20,130, recognized in accrued interest. The monthly payments will include the outstanding principal and accrued interest, in 10 monthly payments of $27,175, with the first payment on July 30, 2021. Upon an event of default, as set forth in the agreement, the holder shall have the right to convert the outstanding balance of the note into shares of common stock of the Company, with a conversion rate based on 75% of the lowest trading price of the common stock for the 5 trading days prior to the conversion date. In addition, upon default, the interest increases to 22%, and any outstanding principal and accrued interest shall be increased by 150%. The Company is required at have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note, which was initially 29,494,505 shares. While the note is still outstanding the Company shall not, without written consent of the holder, issue any variable convertible instruments with a convertible price that varies with the market price of the Company’s common stock, nor shall the Company without the holder’s written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business. In connection with the note, the Company issued 2,096,875 warrants, exercisable each at $0.03, with a 3-year term.

On March 25, 2021, the Company and GS Capital Partners LLC entered into a security purchase agreement for a Prime rate plus 8% Convertible Note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request. On April 1, 2021, the Company received the first tranche of $1,000,000. Upon the receipt of the first tranche, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $917,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $184,000. On May 24, 2021, the Company received the second tranche from GS Capital Partners LLC, for $796,000, less an OID of $99,500.

On January 15, 2021, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% convertible note in the aggregate principal of $88,500 due on January 15, 2022. The conversion price is equal to the variable conversion price which is defined as 61% of the market price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible. As June 30, 2021, and through the date of this report, the principal balance totaling $85,000 is outstanding. On July 13, 2021, the CEO, William J. Delgado, paid off the note, plus accrued interest and redemption fees, for a total payment of $130,010

On February 25, 2021, the Company and Leonite Capital LLC entered into a securities purchase agreement for a prime rate plus 8% convertible note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request.

On March 1, 2021, the Company received the first tranche of $1,000,000. In connection with the note, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $1,015,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $1,000,000, which will be amortized using the effective interest method over the life of the convertible note, and the excess of $101,000 recognized as interest expense at issuance. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. As June 30, 2021, and through the date of this report, the principal balance totaling $1142,875 is outstanding.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIGITAL SOLUTIONS, INC.

By:	/s/ William J. Delgado
William J. Delgado
Chief Executive Officer
Date: August 23, 2021

By:	/s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
Date: August 23, 2021