Form 10-Q
period 2021-09-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2021-11-23
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 18, 2021, there were 726,167,847 shares of the registrant’s common stock outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED September 30, 2021 AND 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

gloBal digital solutions, inc.

CONDENSED Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$2,003	$264
Prepaid Expenses	135,000	—
Total current assets	137,003	264

Other Assets
Prepaid expenses - related party	520,000	520,000
Due from related entity	137,681	70,710
Equipment, net of accumulated depreciation of $7,617 at September 30, 2021 and $5,078 at December 31, 2020	43,165	45,704
Software Development Cost	64,547	64,547
Total other assets	765,393	700,961

Total assets	$902,396	$701,225

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$368,227	$486,593
Accrued expenses	1,221,179	1,343,880
Due to officer	—	253,291
Financed insurance policy	11,187	11,187
Derivative liability	2,122,328	9,367,159
Warrant liability	1,504,000
Convertible notes payable,net of discount $1,077,945 and $195,434 respectively	3,686,802	1,429,450
Notes Payable	4,567,000	4,512,000
Total current liabilities	13,480,723	17,403,560

Long term liabilities
Notes payable, net of discount $1,077,945 and $195,434 respectively.	103,125	103,125

Total Liabilities	13,583,848	17,506,685

Commitments and Contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	$1,000	$1,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized 726,167,847, and 668,338,264 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	701,863	668,338
Additional paid-in capital	35,954,217	34,086,086
Shares payable	180,000	—
Accumulated deficit	(49,518,532)	(51,560,884)
Total stockholders’ deficit	(12,681,452)	(16,805,460)
Total liabilities and stockholders’ deficit	$902,396	$701,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2021	2020		2021	2020

Revenue	$—	$		$—	$—

Operating expenses
Selling, general and administrative expenses	218,488		264,581	1,809,106	799,958

Operating loss before other (income) expense	218,488		264,581	1,809,106	799,958

Other (income) expense
Change in fair value of derivative liability	1,340,802		(3,476,526)	(6,439,186)	(236,206)
Change in fair value of warrant liability	(45,000)		—	(894,000)	—
Amortization of debt discount	583,841		225,542	1,681,178	654,584
Interest expense	380,126		303,554	1,812,550	2,184,920
Other income	—		—	(12,000)	—
Total other (income) expense	2,259,769		(2,957,661)	(3,851,458)	2,603,298

Income/(loss) from operations before provision for income taxes	(2,478,256)		2,682,849	2,042,352	(3,403,256)

Provision for income taxes	—		—		—

Net income/(loss)	$(2,478,256)		$2,682,849	$2,042,352	$(3,403,256)

Loss per common share - basic	$(0.00)		$(0.00)	$(0.00)	$(0.01)
Loss per common share - diluted	$(0.00)		$(0.00)	$(0.00)	$(0.01)

Weighted average common shares:
Basic	698,637,958		632,690,409	698,637,958	628,559,792
Diluted	698,637,958		632,690,409	698,637,958	628,559,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

gloBal digital solutions, inc.

STATEMENT of CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional paid in	Shares	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	deficit	deficit
	Preferred stock		Common stock		Additional paid in			Total stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares Payable	Accumulated deficit	deficit
Balance December 31, 2020	1,000,000	$1,000	668,338,264	$668,338	$34,086,086	$—	$(51,560,884)	$(16,805,460)

Common stock issued for services to consultants	—	—	5,000,000	5,000	279,500	—	—	284,500
Shares of common stock issued for conversion of debt	—	—	5,368,493	5,368	48,317	—	—	53,686
Shares of common stock issued in relation to convertible debt	—	—	5,850,000	5,850	232,375	—	—	238,225
Reclass of derivative liability upon settlement of convertible notes payable	—	—			654,170	—	—	654,170
Cashless exercise of warrants		—	1,400,000	1,400	(1,400)	—	—	—

Net income	—	—	—	—	—	—	3,721,651	3,721,651

Balance March 31, 2021	1,000,000	$1,000	685,956,757	$685,957	$35,299,048	$—	$(47,839,233)	$(11,853,228)

Shares of common stock issued for conversion of debt	—	—	8,000,000	8,000	107,200	—	—	115,200
Shares of common stock issued in relation to convertible debt	—	—	4,000,000	4,000	180,000	—	—	184,000
Reclass of derivative liability upon settlement of convertible notes payable	—	—			284,000	—	—	284,000
Cashless exercise of warrants	—		3,906,000	3,906	(3,906)	—	—	—
Common stock issued for services to consultants	—	—	—	—	—	180,000	—	180,000

Net income	—	—	—	—	—	—	798,957	798,957

Balance June 30, 2021	1,000,000	$1,000	701,862,757	$701,863	$35,866,342	$180,000	$(47,040,274)	$(10,291,069)

Reclass of derivative liability upon settlement of convertible notes payable	—	—	—	—	87,875	—	—	87,875

Net Loss	—	—	—	—	—	—	(2,478,256)	(2,478,256)

Balance September 30, 2021	1,000,000	$1,000	701,862,757	$701,864	$35,954,217	$180,000	$(49,518,533)	$(12,681,452)

Balance December 31, 2019	1,000,000	$1,000	643,121,923	$643,122	$32,152,715	—	$(38,954,344)	$(6,157,507)
Shares of common stock issued for conversion of debt	—	—	2,000,000	2,000	6,800	—	—	8,800
Common stock shares issued for services	—	—	281,955	282	4,792	—	—	5,074
Reclass of derivative liability upon settlement of convertible notes payable	—	—	—	—	86,700	—	—	86,700

Net loss	—	—	—	—	—	—	(2,296,759)	(2,296,759)

Balance March 31, 2020	1,000,000	$1,000	645,403,878	645,404	$32,251,007	—	(41,251,103)	$(8,353,692)

Shares of common stock issued for conversion of debt	—	—	5,588,333	5,588	15,862	—	—	21,450
Reclass of derivative liability upon settlement of convertible notes payable	—	—	—	—	994,771	—	—	994,771
Shares issued for exercise of warrants	—	—	6,000,000	6,000	54,000	—	—	60,000
Convertible note forbearance agreement	—	—	796,056	796	14,329	—	—	15,125

Net loss	—	—	—	—	—	—	(3,789,346)	(3,789,346)

Balance June 30, 2020	1,000,000	$1,000	657,788,267	$657,788	$33,329,969	—	$(45,040,449)	$(11,051,692)

Common stock shares issued for expenses	—	—	3,300,000	3,300	6,930	—	—	10,230
Shares issued for conversion of Accounts Payable	—	—	6,500,000	6,500	81,500	—	—	88,000
Reduction in derivative liability	—	—	—	—	—	—	—	—
Common stock issued for services to consultants	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	2,682,849	2,682,849

Balance September 30, 2020	1,000,000	$1,000	667,588,264	$667,588	$33,418,400	$—	$(42,357,600)	$(8,270,612)

The accompanying notes are an integral part of these condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Operating Activities
Net income/( loss)	$2,042,352		$(3,403,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	464,500
Stock-based compensation	—		30,430
Change in fair value of derivative liability	(6,439,186)		(236,206)
Change in fair value of warrant liability	(894,000)
Amortization of debt discount	1,681,178		654,584
Consulting fees added to note payable principal	180,000
Interest expense from derivative liability	42,400		1,709,894
Interest expense from warrant liability	891,000
Interest expense for extension fees added to principal	225,000
Operating expenses setled through debt proceeds	—		27,300
Legal fees for note issuance	33,751
Depreciation	2,539

Changes in operating assets and liabilities:
Prepaid expenses	(135,000)		(514,000)
Accounts payable	(118,366)		(11,141)
Accrued expenses	133,447		210,550
Net cash used in operating activities	(1,890,386)		(1,531,845)

Investing Activities
Purchase of Equipment	—		(24,500)
Software Development Cost	—		(102,823)
Due to Related Party	(66,971)		(106,225)
Net cash (used in) investing activities	(66,971)		(233,548)

Financing Activities
Proceeds from notes payable	—		803,125
Payments on notes payable	(125,000)		—
Payments to related party	(53,000)
Repayments of convertible notes	(494,352)		(571,750)
Proceeds from convertible notes	3,275,000		1,077,000
Proceeds from issuance of common stock	—		60,000
Advances from officer	(643,552)
Net cash provided by financing activities	1,959,096		1,368,375

Net decrease in cash and cash equivalents	1,739		(397,018)
Cash and cash equivalents at beginning of period	264		493,402

Cash and cash equivalents at end of period	$2,003		$96,384

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$—		$28,812
Taxes	$—		$—
Supplementary disclosure of non-cash investing and financing activities
Convertible notes paid by officer	$390,261	$
Accrued expenses settled through notes payable	—		180,000
Debt discount from derivative on convertible notes payable	$178,000		$923,500
Debt discount for issuance of shares of common stock with convertible note	$422,225	$
Debt discount for issuance of warrants with convertible note	$1,507,000	$
Discount on convertible notes payable	$490,214		$30,250
Conversion of Convertible notes payable	$168,886	$
Cashless exercise of warrants	$5,306	$
Settlement of derivative liability to APIC	$1,026,045	$
Convertible notes paid by affiliate	$53,000	$

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED September 30, 2021

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses and experienced negative cash flows from operations since inception, and for the nine-months ended September 30, 2021, while it had net income of approximately $2,042,351, which was mostly the result of the change in fair value of the derivative liability, the Company used net cash of approximately $1,900,000 to fund operating activities at September 30, 2021, had an accumulated deficit of approximately $49,518,532, and a working capital deficit of approximately $13,343,720 These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. The Company has funded its activities to date almost exclusively from equity and debt financings.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2021 and 2020 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2021, and December 31, 2020. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits. As of September 30, 2021, and December 31, 2020, the Company’s cash balance did not exceed FDIC coverage. As of September 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

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

The following table summarizes the securities that were included in the diluted per share calculation:

	Nine Months Ended
	September 30,
	2021	2020
Convertible notes and accrued interest	107,858,931	274,444,313
Preferred Stock	259,689,294	214,560,000
Stock options	13,650,002	13,650,002
Warrants	46,250,000	1,500,000
Potentially dilutive securities	427,448,227	504,154,315

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2021, through the date which the financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3 – ACCRUED EXPENSES

As of September 30, 2021, and December 31, 2020, accrued expenses consist of the following amounts:

	September 30, 2021		December 31, 2020
Accrued compensation to executive officers and employee		$145,834		$142,315
Accrued professional fees and settlements		65,672		259,119
Accrued interest		1,009,673		942,446
	$1,221,179		$1,343,880

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at September 30, 2021, and December 31, 2020. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the periods ended September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Derivative liability:
Balance at beginning of period	$9,367,159	$1,158,008
Additions	220,401	2,802,754
Settlements	(1,026,046)	(1,743,734)
Change in fair value	(6,439,186)	7,132,131
Balance at end of period	$2,122,328	$9,367,159

	September 30, 2021	December 31, 2020
Warrant liability:
Balance at beginning of period	$—	$—
Additions	2,398,000	—
Change in fair value	(894,000)	—
Balance at end of period	$1,504,000	$—

Embedded Derivative Liabilities of Convertible Notes

At September 30, 2021, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using a bi-nomial option model with the following inputs: the price of the Company’s common stock of $0.03; a risk-free interest rate of 0.05%, the expected volatility of the Company’s common stock of 143.35%; and the estimated remaining term, a dividend rate of 0% At December 31, 2020, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate -.08%; term – 2.5 months volatility – 103.71% dividend rate – 0%

NOTE 5 – NOTE PAYABLE

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a promissory note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. The lender has extended the maturity date to December 31, 2021. Dragon Acquisitions assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at September 30, 2021 and December 31, 2020 through the date of this report.

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million, which was then amended in 2020 and increased to $2,550,000. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit (see Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. As of September 30, 2021 and December 31, 2020, and through the date of this report, the $2,550,000 note remains outstanding.

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

Under the terms of the Vox note consulting agreement (see Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the three and nine-month period ended September 30, 2021, consulting fees totaling $30,000 and $90,000 were added to the note principal and are included in the note balance of $896,500, as of September 30, 2021, and $806,500 as of December 31, 2020. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default. However, Vox has voluntarily refrained from making demand prior to the resolution funding date.

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

Under the terms of the RLT note consulting agreement (see Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the three and nine-month period ended September 30, 2021, consulting fees totaling $30,000 and $90,000, respectively, were added to the note principal and are included in the note balance of $889,500 as of September 30, 2021 and $799,500 as of December 31, 2020.

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

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. The lender has extended the maturity date to December 31, 2021. The Company paid $25,000 in April 2021. As of December 31, 2020 an September 30, 2021 and through the date of this report, the note remained outstanding.

During May 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. The lender has extended the maturity date to December 31, 2021. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. As of September 30, 2021 and December 31, 2020, and through the date of this report, the $200,000 principal and $20,000 Investment Return remained outstanding.

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

Convertible Notes Payable

On June 7, 2021, the Company and Geneva Roth Remark Holdings, Inc., entered into a security purchase agreement (“SPA”) for an 8% promissory note in the aggregate principal of $251,625, with a maturity date of June 7, 2022. The note included a original issuance discount (“OID”) of $22,875, for a purchase price of $228,750. The interest was applied as a one time interest charge upon the issuance date, in the amount of $20,130, recognized in accrued interest. The month payments will include the outstanding principal and accrued interest, in 10 monthly payments of $27,175, with the first payment on July 30, 2021. Upon an event of default, as set forth in the agreement, the holder shall have the right to convert the outstanding balance of the note into shares of common stock of the Company, with a conversion rate based on 75% of the lowest trading price of the common stock for the 5 trading days prior to the conversion date. In addition, upon default, the interest increases to 22%, and any outstanding principal and accrued interest shall be increased by 150%. The Company is required at have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note, which was initially 29,494,505 shares. While the note is still outstanding the Company shall not, without written consent of the holder, issue any variable convertible instruments with a convertible price that varies with the market price of the Company’s common stock, nor shall the Company without the holder’s written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business.

In connection with the note, the Company issued 2,096,875 warrants, exercisable each at $0.03, with a 3-year term. The warrants and the OID resulted in a debt discount of $105,875, which will be amortized using the effective interest method over the life of the note. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. The Company estimated the fair value of the warrant using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.03 at issuance date, a risk-free interest rate of 0.79% and expected volatility of the Company’s common stock of 143,5%, resulting in a fair value of $83,000. As of September 30, 2021, and through the date of this report, the principal balance of $197,274.00 is outstanding.

On March 25, 2021, the Company and GS Capital Partners LLC entered into a security purchase agreement for a Prime rate plus 8% Convertible Note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request. On April 1, 2021, the Company received the first tranche of $1,000,000. Upon the receipt of the first tranche, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $917,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $184,000. On May 24, 2021, the Company received the second tranche from GS Capital Partners LLC, for $796,000’ less an OID of $99,500. On July 21, 2021 the Company received the balance of the second tranche for $346,857 less an OID of $48,357. As of September 30, 2021, and through the date of this report, the principal balance of the two tranches totaling $2,285,714 is outstanding.

On January 15, 2021, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% convertible note in the aggregate principal of $88,500 due on January 15, 2022. The conversion price is equal to the variable conversion price which is defined as 61% of the market price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible. On July 13, 2021, the Company paid off the note, plus accrued interest and redemption fees, for a total payment of $130,078.

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

On March 1, 2021, the Company received the first tranche of $1,000,000. In connection with the first tranche, the Company issued 10,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $507,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $1,000,000, which will be amortized using the effective interest method over the life of the convertible note, and the excess of $101,000 recognized as interest expense at issuance. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. As of September 30, 2021, and through the date of this report, the principal balance totaling $1,142,875 is outstanding. The note is due on February 25, 2022.

On April 7, 2020, the Company and Auctus Fund, LLC entered into a securities purchase agreement for a 12% convertible promissory in the aggregate principal of $197,000 due on February 7, 2021. The noteholder agreed to an extension of the maturity date to May 31, 2021 for a settlement amount of $344,548, including interest. The note is convertible into shares of the Company’s common stock. The conversion price shall equal the lessor of (i) Current Market Price, or (ii) Variable Market price as defined as Market Price less a 50% discount price. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. As of September 30, 2021, and through the date of this report, the principal and interest balance totaling $232,460 is outstanding. The Company has a verbal agreement with Auctus to extend the maturity of the note.

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

On August 17, 2020, the Company and Harbor Gates Capital, LLC entered into a securities agreement for a 10% Convertible Note in the aggregate principal of $165,000 due August 17, 2021. The note carries original issue discount or $15,000. The note can be converted (180) days following the issuance date of the note. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. The Note and accrued interest totaling $272,250.00 paid by the Company on May 28,2021

On August 25, 2020, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000 due on August 25, 2021. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. On February 25, 2021, the Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $151,000, based on weighted probabilities of assumptions. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.06 at issuance date; a risk-free interest rate of 0.06% and expected volatility of the Company’s common stock, of 162.43%, and the various estimated reset exercise prices weighted by probability. This plus the fair value of the warrants resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $48,000 was immediately expensed as interest expense. On February 24, 2021 the convertible note and accrued interest, with a redemption fee for a total of $151,311, was paid off by the CEO of the Company.

On October 6, 2020, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% Convertible Note in the aggregate principal of $75,000 due on August 25, 2021. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. On March 6, 2021, the Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $81,198, based on weighted probabilities of assumptions. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.04 at issuance date; a risk-free interest rate of 0.07% and expected volatility of the Company’s common stock, of 171.53%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $6,198 was immediately expensed as interest expense. On April 9, 2021, the convertible note and accrued interest, with a redemption fee, for a total of $110,120, was paid off by the Company on April 9, 2021.

On May 10, 2019, the Company and GHS Investments LLC entered into a securities agreement for a 10% Convertible Note in the aggregate principal of $335,000 due on February 10, 2020. The note carries original issue discount or $35,000. The note is convertible into shares of common stock of the Company. The “Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein), representing a discount rate of 40%. “Market Price” means the lowest Traded Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company is required to maintain a common share reserve of not less than three times the number of shares that is actually issuable upon full conversion of the note. The purchaser will also receive warrants to purchase 5,000,000 shares of GDSI common stock at $.01/share. Warrants will have a three-year term to exercise. The Convertible Note is personally guaranteed by William Delgado, CEO. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. As of September 30, 2021, and December 31, 2020, and through the date of this report, the principal balance totaling $833,760 including approximately an additional $225,000 added to principal for an open-ended extension of the due date of the note, is outstanding. In relation to the extension, the Company is required to issue 1,000,000 warrants each month, and pay $25,000 per month. As of September 30, 2021 the Company has issued 21,000,000 warrants, with a fair value of $891,000 at issuance, with are classified in warrant liability.

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 18,866,092 shares and 157,874,360 shares at September 30, 2021, and December 31, 2020, respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017, and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of September 30, 2021, and December 31, 2020, and through the date of this report, the principal balance totaling $48,610 is outstanding and remains in default.

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2017, and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of September 30, 2021, and December 31, 2020, and through the date of this report, the principal balance totaling $59,514 is outstanding and remains in default.

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

On or about January 31, 2019, Defendants filed a Motion to Dismiss for Failure to State a Claim for failure to fulfill conditions precedent in the consummation of the contract in question. Defendants filed a Motion to Dismiss challenging jurisdiction, venue, and forum nonconvenes. On or about May 21, 2019, the Court denied their motions to dismiss for lack of personal jurisdiction, improper venue and forum nonconvenes. The court granted their Motion to Dismiss for Failure to State a Claim for failure to fulfill conditions precedent in the consummation of the contract in question but, granted leave to amend. On or about June 7, 2019, counsel filed an amended complaint. On or about June 21, 2019, defendants answered the amended complaint. The litigation moved from the pleading stage to discovery. The Company and Rontan/Bolzans entered into court order mediation on November 7, 2019. (i) Motion to set aside Default Judgement (ii) Motion for hearing on damages. On February 3, 2020, the U.S. District Court awarded the Company Specific Performance (Acquisition of the Plant in Tauti, Brazil) and incidental damages of approximately $192,000,000. On August 16, 2021, the court awarded the Company an additional $2,086,233 in legal fees and costs. The defendants have filed an intent to appeal the awards, but as of this date have not submitted any filings or briefs.

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

Awards Issued Under Stock Incentive Plans

As of September 30, 2021, and December 31, 2020, we have outstanding 13,650,002 stock options - all of which are fully vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 4.6 years as of June 30, 2021.

During the three and six-month period ended September 30, 2021, and the year ended December 31, 2020, we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding as of September30, 2021, and December 31, 2020 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

The aggregate intrinsic value of the restricted stock grant was $0 as of September 30, 2021, and December 31, 2020.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations..

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to Officer

The Due to Officer is due on demand, does not bear or accrue interest and is unsecured. On February 24, 2021, the CEO, William J. Delgado, paid off a convertible note, plus accrued interest and redemption fees (see Note 5), for a total payment of $151,211. On May 12, 2021, he paid off a convertible note plus accrued interest and redemption fees, for a total payment of $238,950,

The balance owing to the Officer in the amount of $643,553, was paid off during the three months ended September 30, 2021. The amount owing for Due to officer was $253,291, as of December 31, 2020.

During the three months ended June 30, 2021, the Company paid the CEO a bonus compensation of approximately $820,000, which is recognized in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations. The amount owing for Due to officer was $0, as of September 30, 2021.

Due from Related Party

During the year ended December 31, 2020, the Company advanced Eco-Growth Strategies, Inc., a related entity, $70,710 to cover administrative costs. During the three and six month period ended June 30, 2021, Eco-Growth Strategies, Inc. repaid the advance from December 31, 2020 and the additional $270,000 that the Company advanced. During the three month period ended September 30th, 2021 the Company advanced an additional $ $137,681 for administrative costs

.Accrued Compensation

As of September 30, 2021, and December 31, 2020, we had $60,000 and $64,481 payable to William J. Delgado and $85,834 and $77,834 payable to Jerome Gomolski, respectively. Accrued compensation is included in Accrued expenses.

	Total	William Delgado	Jerome Gomolski
Balance December 31, 2020	$142,315	$64,481	$77,834

Salary nine months ended September 30, 2021	1,032,258	999,258	33,000

Promissory notes paid by William Delgado	390,261	390,261	—
Payments	(1,419,000)	(1,394,000)	(25,000)
Balance September 30, 2021	$145,834	$60,000	$85,834

RLT Consulting

As of September 30, 2021, and December 31, 2020, the Company had a note payable to RLT Consulting and a consulting agreement see (see Note 5). RLT Consulting is owned by Ross Trevino, a Vice President of the Company.

Accounts Payable

	September 30,	December 31,
	2021	2020
RLT Consulting	$21,591	$21,591
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$78,690	$78,690

During August 2017, Dragon Acquisitions, an entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The lender has extended the maturity date to December 31, 2021. The $22,000 note remained outstanding as of December 31, 2020 and September 30, 2021 and through the date of this report.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 21, 2021 the Company entered into an agreement with GHS Investments LLC. Pursuant to the agreement the Company issued 25,500,000 shares on October 21, 2021 in satisfaction of the Convertible Promissory note dated May 10, 2019 with a balance of $8,333,760 at September 31, 2021.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Revenues

There was no revenue for the three months ending September 30, 2021 or September 30, 2020.

Our operating expenses for the three months ended September30, 2021 are summarized as follows in comparison to the three months ended September 30, 2020:

	For The Three Months Ended
	September 30,
	2021	2020
Salaries and related expenses	$69,000	$72,105
Rent	—	5,526
Professional fees	36,549	41,766
Consulting services	73,620	68,995
Other general and administrative	39,319	76,189
Total Operating Expenses	$218,488	$264,581

Operating expenses for the three months ended September 30, 2021 decreased by $ 46,000 $ or 18%, as compared with the same period in 2020. The decrease is due primarily to reduction in legal fees of $62,000.

The professional fees, are for services provided by an attorney and accounting and auditing services. The decrease is due primarily to reduction in legal fees of $62,000.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Revenues

There was no revenue for the nine months ending September 30, 2021 or September 30, 2020.

Our operating expenses for the nine months ended September 30, 2021 are summarized as follows in comparison to the nine months ended September 30, 2020:

	For The Nine Months Ended
	September 30,
	2021	2020
Salaries and related expenses	$1,033,000	$225,000152,89
Rent	—	8,4222,896
Professional fees	108,486	150,480
Consulting services	612,110	293,351
Other general and administrative	55,350	122,705
Total Operating Expenses	$1,809,106	$799,958

Operating expenses for the nine months ended September 30, 2021 increased by $1,009,148, or 126%, as compared with the same period in 2020. The overall change in operating expenses is mainly due to to the bonus paid to the CEO of approximately $820,000, as well as the increase in consulting services during the nine months ended September 30, 2021.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2021, we had cash on hand of approximately $2,003 and a working capital deficiency of approximately $13,343,720 as compared to cash on hand of approximately $300 and a working capital deficiency of approximately $17,403,000 as of December 31, 2020. The decrease in working capital deficiency for the nine months ended September 30, 2021 is mainly due to the decrease in the derivative liability, resulting from the change in fair value of the derivatives, offset by the recognition of the warrant liability, discussed in further detail below, in current liabilities.

Working Capital Deficiency

Our working capital deficiency as of September 30, 2021, in comparison to our working capital deficiency as of December 31, 2020, can be summarized as follows:

	September 30,	December 31,
	2021	2020
Current assets	$137,003	$264
Current liabilities	13,480,723	17,403,560
Working capital deficiency	$(13,343,720)	$(17,403,296)

The increase in current assets is mainly due to the increase of approximately $135,000 in prepaid expenses., The decrease in current liabilities is primarily due to the decrease in the derivative liability, resulting from the change in fair value of the derivatives of approximately $7,200,000 less the approximately $1,026,000 reclassed to equity upon pay off of the related convertible notes, offset by the recognition of the $2,398,000 in warrant liability for new warrants issued in connection with a new convertible debenture in the first and second quarter of 2021, and approximately $900,000 resulting from the change in fair value of the warrants.

Cash Flows

During the nine months ended September 30, 2021 and 2020, our sources and uses of cash were as follows:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(1,890,386)	$(1,531,845)
Net cash used in investing activities	(66,971)	(233,548)
Net cash provided by financing activities	1,959,096	1,368,375
Increase (decrease) in cash	$1,739	$(397,018)

Operating Activities

Net cash used in operating activities was approximately $1,890,000 for the nine months ended September 30, 2021, primarily due to the net income of approximately $2,042,000 which was partially offset by non-cash expenses of approximately $6,400,000 related to an decrease in the fair value of derivative liabilities and $894,000 for the change in fair value of the warrant liability, amortization of debt discount, interest expense, and the change in fair value of the warrant liability recognized this period. There was additionally actual cash used by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accrued interest and amount due to officer.

Net cash used in operating activities was $(1,531,845) for the nine months ended September 30, 2020, primarily due to net loss of $(3,403,256), which was partially offset by non-cash expenses of approximately $(236,206) related to change in fair value of derivative liabilities, the amortization of debt discount of $654,584, and interest expense, and $(314,591) cash used in the levels of operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2021 and 2020, net cash used in investing activities was approximately $67,000 for advances to related party in 2021 and $233,548 in 2020 for cash used for software development costs.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was approximately $1,959,000, which was due to $3,275,000 of proceeds from debt financings, offset by approximately $1,316,000 of repayments of notes payable and convertible notes and advances from partner

During the nine months ended September 30, 2020, cash provided by financing activities consisted of proceeds from convertible notes payable of $1,077,000 offset by payment on convertible notes payable of $(571,750), proceeds of $803,125 from notes payable, proceeds from exercise of warrants of $60,000.

Recent Financing Arrangements and Developments During the Period

On January 15, 2021, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% convertible note in the aggregate principal of $88,500 due on January 15, 2022. The conversion price is equal to the variable conversion price which is defined as 61% of the market price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible. On July 13, 2021, the Company paid off the note, plus accrued interest and redemption fees, for a total payment of $130,078.

On February 25, 2021, the Company and Leonite Capital LLC entered into a securities purchase agreement for a prime rate plus 8% convertible note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be the twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request. On March 1, 2021, the Company received the first tranche of $1,000,000. In connection with the note, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $1,015,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $1,000,000, which will be amortized using the effective interest method over the life of the convertible note, and the excess of $101,000 recognized as interest expense at issuance. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. As September 30, 2021, and through the date of this report, the principal balance totaling $1,142,875 is outstanding.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses and experienced negative cash flows from operations since inception, and for the nine months ended September 30, 2021, while it had net income of approximately $2,042,000, which was mostly the result of the change in fair value of the derivative liability, the Company used net cash of approximately $1,890,000 to fund operating activities at September 30, 2021, had an accumulated deficit of approximately $49,518,000, and a working capital deficit of approximately $13,344,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. The Company has funded its activities to date almost exclusively from equity and debt financings.

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

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended September 30, 2021 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 19, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2021. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of September 30, 2021 were not effective.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2021 was not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended June 30, 2021 without registration under the Securities Act:

Convertible Notes Payable

On June 7, 2021, the Company and Geneva Roth Remark Holdings, Inc., entered into a security purchase agreement (“SPA”) for an 8% promissory note in the aggregate principal of $251,625, with a maturity date of June 7, 2022. The note included a original issuance discount (“OID”) of $22,875, for a purchase price of $228,750. The interest was applied as a one time interest charge upon the issuance date, in the amount of $20,130, recognized in accrued interest. The monthly payments will include the outstanding principal and accrued interest, in 10 monthly payments of $27,175, with the first payment on July 30, 2021. Upon an event of default, as set forth in the agreement, the holder shall have the right to convert the outstanding balance of the note into shares of common stock of the Company, with a conversion rate based on 75% of the lowest trading price of the common stock for the 5 trading days prior to the conversion date. In addition, upon default, the interest increases to 22%, and any outstanding principal and accrued interest shall be increased by 150%. The Company is required at have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note, which was initially 29,494,505 shares. While the note is still outstanding the Company shall not, without written consent of the holder, issue any variable convertible instruments with a convertible price that varies with the market price of the Company’s common stock, nor shall the Company without the holder’s written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business. In connection with the note, the Company issued 2,096,875 warrants, exercisable each at $003, with a 3-year term.

On March 25, 2021, the Company and GS Capital Partners LLC entered into a security purchase agreement for a Prime rate plus 8% Convertible Note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request. On April 1, 2021, the Company received the first tranche of $1,000,000. Upon the receipt of the first tranche, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $917,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $184,000. On May 24, 2021, the Company received the second tranche from GS Capital Partners LLC, for $796,000’ less an OID of $99,500. On May 24, 2021 the Company received the balance of the second tranche for $346,857 less an OID of $48,357

On January 15, 2021, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% convertible note in the aggregate principal of $88,500 due on January 15, 2022. The conversion price is equal to the variable conversion price which is defined as 61% of the market price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible. On July 13, 2021, the Company paid off the note, plus accrued interest and redemption fees, for a total payment of $130,078.

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

On March 1, 2021, the Company received the first tranche of $1,000,000. In connection with the note, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $507,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $1,000,000, which will be amortized using the effective interest method over the life of the convertible note, and the excess of $101,000 recognized as interest expense at issuance. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. As of September 30, 2021, and through the date of this report, the principal balance totaling $1,142,875 is outstanding.

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
Date: November 22, 2021

By:	/s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
Date: November 22, 2021