Form 10-K
period 2021-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2022-04-21
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, was 737,263,858 shares of common stock as of April 15, 2022.

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

History of Business – December 31, 2016 to Present

On May 13, 2016, as more fully discussed below, we appointed William Delgado as our Chief Executive Officer (“CEO”) and Chairman of our Board of Directors. Mr. Delgado was serving at that time as a director and our Executive Vice President in charge of business development. He served as our President, Chief Executive Officer, and Chief Financial Officer from August 2004 to August 2013. Mr. Delgado began his career with Pacific Telephone in the Outside Plant Construction. He moved to the network engineering group and concluded his career at Pacific Bell as the Chief Budget Analyst for the Northern California region. Mr. Delgado founded All Star Telecom in late 1991, specializing in OSP construction and engineering and systems cabling. All Star Telecom was sold to International Fiber Com in April of 1999. After leaving International Fiber Com in 2002, Mr. Delgado became President/CEO of Pacific Comtel in San Diego, California. After we acquired Pacific Comtel in 2004, he became part of our management and held the positions of Director, CEO, President, and CFO.

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

Employees

As of December 31, 2021, we had 2 full-time employee, William Delgado and Jerome Gomolski, and 0 part-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance, and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

The recent outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations. Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Form 10-K, a material adverse impact on our business, results of operations and financial condition.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended December 31, 2021, our net income was $2,241,632 As of December 31, 2021, we had an accumulated deficit of $49,319,252, and a working capital deficit of $11,128,144. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Dependence on financing and losses for the foreseeable future

As of December 31, 2021, we had current liabilities of $11,227,249 and current assets of $98,800. We had a working capital deficiency of $11,128,144. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. On February 2, 2018, we announced that we had secured $1.2 million in a non-convertible financing from a New York-based institution. The agreement was amended on December 12, 2019 and June 18, 2020 and the Company received an additional funding totaling $1,900,000 from the same New York-based institution. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

Our current directors, our executive officers, and 5% or more stockholders beneficially own or control approximately 47.5% of our issued and outstanding shares of common stock as of December 31, 2021. Additionally, the holdings of our directors, and executive officers, and preferred stockholders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options, or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons, irrespective of how the Company’s other stockholders vote, may have significant influence over and may control corporate actions requiring stockholder approval, including the following actions:

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

We own no other real property.

Our registered agent is West Coast Stock Transfer, Inc. 721 N Vulcan Ave, Suite 106 Encinitas CA 92024

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

	High	Low
March 31, 2021	0.031	0.031

December 30, 2020	0.04	0.012

September 30, 2020	0.026	0.0102

June 30, 2020	0.035	0.0065

March 31, 2020	0.027	0.0059

Transfer Agent

Our transfer agent is West Coast Stock Transfer, Inc., and is located at 721 N Vulcan Ave, Suite 106, Encinitas CA 92024. Their telephone number is (619) 664-4780 and their website is www.West Coast Stock Transfer, Inc.

Holders of Common Stock

As of December 31, 2021, there were 202 shareholders of record of our common stock. As of such date 734,888,858 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

The Company did not sell any common stock in 2021.

On February 11, 2019, the Company entered into an agreement for the purchase of common stock with Mared Management LLC. Under the terms of the agreement the purchaser purchased 25,000,000 shares of common stock for $250,000. The purchaser also received warrants to purchase 6,250,000 shares of GDSI common stock at $.01/share. Warrants will have a three-year term to exercise.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2021

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

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2021 and December 31, 2020

A comparison of the Company’s operating results for the fiscal years ended December 31, 2021 and December 31, 2020 are as follows:

For the year ended December 31, 2021:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$—	$—	$—	$—
Cost of Sales	—	—	—	—
Gross Profit	—	—	—	—
Operating Expenses	2,240,437	—	—	2,240,437
Operating Income (Loss)	(2,240,437)	—	—	(2,240,437)
Other Income (Expenses)	4,451,746	—	—	4,451,746
Income (Loss) – Before Tax	$2,211,309	$—	$—	$2,211,309

For the year ended December 31, 2020:

	Global Digital Solutions, Inc	GDSI Florida, LLC		North American Custom Specialty Vehicles, Inc.	Totals
Revenue	$—		$—	$—	$—
Cost of Sales	—		—	—	—
Gross Profit	—		—	—	—
Operating Expenses	1,085,417		—	—	1,085,417
Operating Income (Loss)	(1,085,417)		—	—	(1,085,417)
Other Income (Expenses)	11,521,123		—	—	11,521,123
Income (Loss) – Before Tax	$10,435,706	$		$—	$10,435,706

The variances between fiscal years ending December 31, 2021 and 2020 are as follows:

	Global Digital Solutions, Inc	GDSI Florida, LLC	North American Custom Specialty Vehicles, Inc	Totals
Revenue	$—	$—	$—	$—
Cost of Sales	—	—	—	—
Gross Profit	—	—	—	—
Operating Expenses	1,155,020	—	—	1,155,020
Operating Income (Loss)	(1,155,020)	—	—	(1,155,020)
Other Income (Expenses)	15,972,869	—	—	15,972,869
Income (Loss) – Before Tax	$14,817,849	$—	$—	$14,817,849

Operating Loss

Loss from operations for the years ended December 31, 2021, and 2020 was $2,240,437 and $1,085,417 respectively. The decrease in operating loss is due to decrease in Selling and Administrative costs.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2021, we had cash of $98,800 on hand and a working capital deficiency of $ 11.128,449 as compared to cash on hand of $264 and a working capital deficiency of $17,403,295 as of December 31, 2020.

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

On December 22, 2017, the Company entered into a financing agreement with an accredited investor for $1.2 million amended on December 10, 2019, and increased to $1,850,000.

Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017 (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims; (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit; and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. As of December 31, 2021 and through the date of this report $2,550,000 remains outstanding.

On December 23, 2017, the Company entered into a $485,000 Demand Promissory Note with Vox Business Trust, LLC (the “Purchaser”). The note was in settlement of the amounts accrued under a consulting agreement (Note 7), including $200,000 owed for retainer payments through December 2017 and $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018. As of December 31, 2021, and through the date of this report $926,500 of the Demand Promissory note remains outstanding.

On December 26, 2017, the Company entered into a $485,000 Demand Promissory Note with RLT Consulting, Inc (the “Purchaser”). The note was in settlement of the amounts accrued under a consulting agreement (Note 7), including $200,000 owed for retainer payments through December 2017, and $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018 (along with an additional 4,000,000 for further services). As of December 31, 2021, and through the date of this report $919,500 of the Demand Promissory note remains outstanding.

 On May 15, 2018, the Company entered into an Investment Return Purchase Agreement with Peter Land an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. The Investment Return is being recognized as interest expense over the three months. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $13,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.75% and expected volatility of the Company’s common stock, of 274.39%, Due to the short-term nature of the Investment Agreement, the warrant fair value was immediately expensed as a financing cost. As of December 31, 2021, the Investment Return has not been paid to the Purchaser, and $200,000 is outstanding. We are currently in default under terms of the note.

Notes Payable

On May 12, 2020, the Company and BBVA USA entered into a 1% SBA PPP, Promissory Note, in the aggregate principal of $103,125. The note is payable in monthly payments of $5,805 beginning on December 12, 2020, ending on May 12, 2022. The Company has requested a debt forgiveness from the SBA and is waiting for a response. BBVA USA has waived the monthly repayment requirement until the SBA responds.

On August 31, 2017, the Company entered into a $20,000 6% promissory note with an individual. The note is due on February 15, 2018. Upon default, the interest rate increases to 18% until the principal is fully repaid. The Company has a verbal agreement with the individual to extend the terms of the note.

On May 1, 2018, the Company entered into a $36,000 promissory note with an individual with $5,000 original issue discount for net proceeds of $31,000. The Company has a verbal agreement with the individual to extend the terms of the note.

On June 1, 2018, the Company entered into a $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a relative fair value after allocation of $28,378. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.62% and expected volatility of the Company’s common stock, of 275.26%, The relative fair value of the warrants as well as the OID have been classified as a debt discount to be amortized over the life of the note using the effective interest method. Payments of $100,000 were made on May 31, 2019 ,and June 24, 2019. The final payment of $100,000 was made on March 10, 2021

On May 28, 2019, the Company amended the March 28, 2018, $50,000 note payable. The Company agreed to increase the holder’s return by $25,000 to $50,000 and repaid the original $50,000 principal in May 2019. Additionally, the holder is to receive 1,000,000 additional common stock warrants under the same terms as the original March 2018 warrants and the holder will receive $15,000 in common stock at a 20% discount to the closing price on the date the $50,000 holder’s return is paid. The note was paid off on May 22, 2019, and the stock was issued on August 10, 2019.

Securities Purchase Agreement/Convertible Notes

On December 19, 2018, The Company and Adar Alef, LLC entered into a security purchase agreement for four 8% Convertible Notes in the aggregate principal of $105,000 with all four notes being in the amount of $26, 500 each. The notes shall contain a 5% OID such that the purchase price shall be $25,000. The notes are convertible into shares of common stock of The Company. Note 1 was issued December 19, 2018, and paid off on June 24, 2019. Notes 1 and 2 in the amount of $25,250 were issued on August 1st and August 19th respectively This note was paid off on April 15, 2020.

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

The note was extended by the lender on October 21, 2021. The principal balance owed as of December 31, 2020, was $608,760. On June 11, 2021 interest on the note in the amount of $115,200.00 was converted into 8,000,000 shares of the Company’s common stock. The outstanding balance as of October 21, 2021, of $737,597, converted into 25,500,000 shares of the Company’s common stock. The lender also received the 5,000,000 warrants mentioned in the above paragraph.

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

On April 3, 2020, the Company and First Fire Global Opportunity Fund LLC, entered into a security purchase agreement for a 8% Senior Convertible Promissory Note in the aggregate principal of $100,000 due on April 3, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price shall be equal to the lower of the Fixed Conversion of $0.01 per share or the Alternative Conversion Price which is defined as 60% of the Market Price for the lowest trading date during a twenty-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off by a related party of the Company see Note 9.

On April 6, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible  Note in the aggregate principal of $53,000 due on April 6, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off on October 10, 2020.

On June 29, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $53,000 due on June 29, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off by a related party to the Company.

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

On May 20, 2020, the Company and GS Capital Partners, LLC entered into a 10% Convertible Note in the aggregate principal of $165,000 due on February 20, 2021. The note can be converted into shares of common stock of the Company. at any time after the issue date, at a price of $0.01 per share.. GS Capital made the following conversion in 2021. On January 21, 2021 Converted $26,678 of principal and interest for 2,667808 shares, On March 9, 2021, converted $27,007 of principal and interest for 2,700,685 shares. The outstanding balance of $115,000 was paid off by the Company on March 10, 2021.

On March 25, 2021, the Company and GS Capital Partners LLC entered into a security purchase agreement for a Prime rate plus 8% Convertible Note in the aggregate principal of $2,285,714. The note shall be paid in one or more tranches. The maturity for each tranche shall be twelve-month period from advance date. The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be a fixed conversion price of $0.06, which upon a default event, shall be equal to the lesser of (i) the fixed conversion price; (ii) or 70% of the lowest intraday price during the 21 days preceding the conversion request. On April 1, 2021, the Company received the first tranche of $1,000,000. Upon the receipt of the first tranche, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $917,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $184,000. On May 24, 2021, the Company received the second tranche from GS Capital Partners LLC, for $796,000’ less an OID of $99,500. On May 24, 2021, the Company received the balance of the second tranche for $346,857 less an OID of $48,357.

On November 23, 2021, and December 17, 2021, GS Capital Partners converted $14,020 and $30,762 of principal and interest for 1,164,519 and 3,076,168 shares of the Company’s Common Stock. As of December 31, 2021, and through the date of this report, the principal balance totaling $2,244,846 is outstanding.

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

On August 25, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000 due on August 25, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid of by the CEO of the Company on February 24, 2021.

On October 6, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $75,000 due on August 25, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off by the Company on April 8, 2021.

On December 10, 2021, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $128,750, due on December 10, 2022. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of December 31, 2021, and through the date of this report, the principal balance totaling $128,750.00 is outstanding.

On June 7, 2021, the Company and Geneva Roth Remark Holdings, Inc., entered into a security purchase agreement (“SPA”) for an 8% promissory note in the aggregate principal of $251,625, with a maturity date of June 7, 2022. The note included a original issuance discount (“OID”) of $22,875, for a purchase price of $228,750. The interest was applied as a one time interest charge upon the issuance date, in the amount of $20,130, recognized in accrued interest. The monthly payments will include the outstanding principal and accrued interest, in 10 monthly payments of $27,175, with the first payment on July 30, 2021. Upon an event of default, as set forth in the agreement, the holder shall have the right to convert the outstanding balance of the note into shares of common stock of the Company, with a conversion rate based on 75% of the lowest trading price of the common stock for the 5 trading days prior to the conversion date. In addition, upon default, the interest increases to 22%, and any outstanding principal and accrued interest shall be increased by 150%. The Company is required at have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note, which was initially 29,494,505 shares. While the note is still outstanding the Company shall not, without written consent of the holder, issue any variable convertible instruments with a convertible price that varies with the market price of the Company’s common stock, nor shall the Company without the holder’s written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business.  In connection with the note, the Company issued 2,096,875 warrants, exercisable each at $03, with a 3-year term. As of December 31, 2021, and through the date of this report, the principal balance totaling $150,975 is outstanding.

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

On March 1, 2021, the Company received the first tranche of $1,000,000 from Leonite Capital LLC. In connection with the note, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $507,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $1,000,000, which will be amortized using the effective interest method over the life of the convertible note, and the excess of $101,000 recognized as interest expense at issuance. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. As of December 31, 2021, and through the date of this report, the principal balance totaling $1,133,145 is outstanding.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared on the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2021, of $ 49,319,252 as well as negative cash flows from operating activities. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to achieve its goals through December 31, 2022.

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

Working Capital Deficiency

	Year Ended
	December 31,	December 31,
	2021	2020
Current Assets	$98,800	$264
Current Liabilities	11,257,572	17,403,559
Working Capital	$(11,158,772)	$(17,403,295)

The increase in current assets from 2020 to 2021 is due to an Increase in cash provided by financing activities. The increase in current liabilities is mainly due to increases in Convertible Notes Payable and Notes Payable during the year ended December 31, 2021.

Cash Flow

	Year Ended
	December 31,	December 31,
	2021	2020
Net cash used in operating activities	$(2,639,564)	$(1,471,997)
Net cash used in investing activities	—	164,477)
Net cash provided by financing activities	2,738,100	1,143,336
Increase (decrease) in cash	$98,536	$(493,138)

Operating Activities

Net cash used in operating activities was $ for the year ended December 31, 2021. Cash used during the year ended December 31, 2020, was primarily due to the net loss of $12,606,540.

Net cash used in operating activities was $1,471,997 for the year ended December 31, 2020.  Cash used during the year ended December 31, 2020 was primarily due to the net loss of $12,605,540.

Investing Activities

For the year ended December 31, 2021, there was) of cash used for investing activities.

For the year ended December 31, 2020, there was $(164,477) cash used for investing activities

Financing Activities

For the years ended December 31, 2021, and 2020 net cash provided by financing activities was $ and $1,143,336. respectively. Cash provided by financing activities was due to the proceeds from convertible payable and notes payable.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, William Delgado, who is our Chief Executive Officer (Principal Executive Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2019 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 and December 31, 2020 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of William Delgado serving as our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of December 31, 2021, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, 2021, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

(i) Lack of Formal Policies and Procedures. We use a third-party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day-to-day operations of the Company and may not be provided information to management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

The information required by this section is disclosed in Part II, Item 5.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the directors and executive officers of the Company as of December 31, 2021 Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Position Held with Company	Age	Date First Elected or Appointed
William J. Delgado	Chief Executive Officer, Chairman of the Board	61	May 13, 2016
Jerome J. Gomolski	Chief Financial Officer	73	April 10, 2015
Gary A. Gray	Vice President, Chief Technology Officer	68	August 12, 2013

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

Committees of the Board

Our Board of Directors held no formal meeting in the year-ended December 31, 2021. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the Company.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the years ended December 31, 2021 and 2020 for our named executive officers.

Summary Compensation Table

Name and		Salary	Bonus	Stock Award	Option Award	Nonequity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jerome J. Gomolski	2021	48,000	—	—	—	—	—	—	48,000

Jerome J. Gomolski (1)	2020	60,000	—	—	—	—	—	—	60,000

Wiliam J. Delgado (2)	2021	1,060,158	—	—	—	—	—	—	1,060,158

Wiliam J. Delgado (2)	2020	240,000	—	—	—	—	—	—	240,000

(1)	Mr. Gomolski joined the company as Chief Financial Officer of our subsidiary, NACSV, on January 5, 2015. He was appointed the Company’s Chief Financial Officer effective April 10, 2015.

(2)	Mr. Delgado was appointed Chief Executive Officer and Chairman of the Board on May 13, 2016. He was appointed Executive Vice President on August 12, 2013. Prior thereto he served as our CEO, President and Chief Financial Officer.

(3)	The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with ASC 718. These amounts represent restricted stock awards and stock options granted to the named executive officers, and do not reflect the actual amounts that may be realized by those officers.

Key Employee Employment Agreements

We have an employment agreement with Chief Executive Officer, William Delgado.

In March 2020, the Company extended two consulting agreements with officers of Global Digital Aviation Services f/k/a/ Harm Alarm, Gary Ball and Robert Schneider.

Options Granted to Named Executives

On April 1, 2015, we granted Jerome J. Gomolski stock options to acquire 500,000 shares of our common stock at an exercise price of $0.10 per share. The options vest one-third on each of October 1, 2015, April 1, 2016, and October 1, 2016, and expire on April 1, 2025.

On April 20, 2015, we granted William J. Delgado stock options to acquire 500,000 shares of our common stock at an exercise price of $0.14 per share. The option vest one-third on each of October 1, 2015, April 1, 2016, and October 1, 2016, and expire on March 31, 2025.

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

Outstanding Equity Awards at Fiscal Year End

 The following table provides information as of December 31, 2020 and December 31, 2019 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers:

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Jerome J. Gomolski	166,667	—	—	0.10	4/1/2025	—	—	—	—
Jerome J. Gomolski	1,000,000	—	—	0.006	11/30/2025	—	—	—	—
William J. Delgado	166,667	—	—	0.14	3/31/2025	—	—	—	—
William J. Delgado	750,000	—	—	0.008	12/14/2025	—	—	—	—

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

2021 Option Exercises and Stock Vested

 There were no stock options that vested in 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Common Stock as of December 31, 2021 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of December 31, 2021, there were 737,263,858 shares of Common Stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner (4)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	William J. Delgado (2)	6,358,032	1.0
Common Stock	Jerome J. Gomolski (3)	5,000,000	0.8%
Common Stock	Gary Gray	4,000,000	0.6%
Common Stock	Ross L. Trevino	9,500,000	1.5%
	Total Beneficial Holders as a Group	24,858,032	3.9%

Applicable percentages are based on 737,263,858 shares outstanding as of December 31, 2021 and includes issued and outstanding shares of common stock as well as vested but unissued restricted shares. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting power.

Includes (a) 3,221,032 shares owned by Bronco Communications, LLC, an entity which Mr. Delgado controls and (b) 3,137,000 shares owned by Mr. Delgado’s daughters.

Mr. Gomolski has 1,166,667 stock options of which all have vested.

The address of record is c/o Global Digital Solutions, Inc., 777 South Flagler Drive, Suite 800 West Tower, West Palm Beach, FL 33401

Changes in Control.

There are currently no arrangements which may result in a change of control of our company.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of December 31, 2021, the Company had transactions with a related party: annual consultation fee of $120,000, Note payable of $919,500 and finders-fee payable on closing of Rontan purchase agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by our independent accounting firm, Turner, Stone & Company, LLP (“TSC”), for the years ended December 31, 2021, and 2020, $55,000 and $53,770, respectively.

Other Fees

 There were no other services provided by TSC during the years ended December 31, 2021, and 2020.

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

GLOBAL DIGITAL SOLUTIONS, INC.

Date: April 15, 2022	By:	/s/ William J. Delgado
William J. Delgado
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ William J. Delgado	Chief Executive Officer	April 15, 2022
William J. Delgado	and Chairman of the Board (Principal Executive Officer)

/s/ Jerome J. Gomolski	Chief Financial Officer	April 15, 2022
Jerome J. Gomolski	(Principal Financial Officer and Principal Accounting Officer)

/s/ William J. Delgado	Director, Executive Vice President	April 15, 2022
William J. Delgado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and Stockholders of Global Digital Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Digital Solutions, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Turner, Stone & Company, L.L.P.

PCAOB ID: 76

We have served as the Company’s auditor since 2017.

Dallas, Texas

April 20, 2022

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

Assets
Current assets
Cash	$98,800	$264
Total current assets	98,800	264

Other Assets
Due from related entity, (Note 9)	80,914	70,710
Prepaid Expense, (Note 9)	22,500	520,000
Equipment net of accumulated depreciation of $ 17,773	33,009	45,704
Software Development costs	64,547	64,547
Total other assets	200,970	700,961

Total assets	$299,770	$701,225

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$361,813	$486,592
Accrued expenses	1,481,910	1,343,880
Due to Officer (Note 9)	50,000	253,291
Financed insurance policy	11,187	11,187
Derivative liability	809,000	9,367,159
Warrant Liability	606,000
Convertible notes payable, net of discount of $652,178 and $195,434 respectively	3,310,662	1,429,450
Notes Payable	4,627,000	4,512,000
Total Current Liabilities	11,257,572	17,403,559

Commitments and Contingencies (Note 6)

Long term liabilities
Notes payable,	103,125	103,125
Total Liabilities	11,360,697	17,506,684

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,000	1,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 737,263,858 and 668,338,264 shares issued and outstanding at December 31, 2021 and 2020, respectively	737,264	668,338
Additional paid-in capital	37,370,384	34,086,086
Accumulated deficit	(49,349,575)	(51,560,884)
Total stockholders’ deficit	(11,060,927)	(16,805,460)
Total liabilities and stockholders’ deficit	$299,770	$701,224

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2021	2020

Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—

Operating expenses
Selling, general and administrative expenses	2,240,437	1,085,417
Total operating expenses	2,240,437	1,085,417

Income (Loss) from operations	(2,240,437)	(1,085,417)

Other (income) expense
Change in fair value of derivative liability	(7,348,389)	7,132,131
Change in Warrant Liability	(1,782,000)	—
Loss on write off of Prepaid expense	315,000	—
Financing costs	63,000	92,271
Interest expense	2,008,670	3,225,701
Amortization of Original issue discount	2,303,973	1,066,300
Gain on settlement of accrued expenses	(12,000)	—
Loss on sale of Truck	—	4,720
Total other (income) expense	(4,451,746)	11,521,123

Income tax expense	$—	$—

Net Income ( Loss)	$2,211,309	$(12,606,540)

Net Income (Loss) per common share, basic and diluted	$—	$(0.020)

Weighted average common shares outstanding, basic	737,263,858	634,290,506

Weighted average common shares outstanding, basic and diluted	1,420,563,361

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Preferred Stock		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shared Payable	Deficit	Total
Balance, December 31, 2019	643,121,923	$643,122	1,000,000	$1,000	$32,152,715	—	$(38,954,344)	$(6,157,507)

Shares Issued for conversion of debt	14,088,333	14,088	—	—	104,162	—	—	118,250

Shares issued for financing fees	4,096,053	4,096	—	—	21,259	—	—	25,355

Option exercise	750,000	750	—	—	5,250	—	—	6,000

Shares issued for services	281,955	282	—	—	4,793	—	—	5,075

Reduction in derivative liability	—	—	—	—	1,743,907	—	—	1,743,907

Warrant Exercise	6,000,000	6,000	—	—	54,000	—	—	60,000

Net loss	—	—	—	—	—	—	(12,606,540)	(12,606,540)

Balance, December 31, 2020	668,338,264	$668,338	1,000,000	$1,000	$34,086,086	—	$(51,560,884)	$(16,805,460)

Shares Issued for conversion of debt	50,619,573	50,620	—	—	1,027,933	—	—	1,078,553

Shares issued for issuance of debt	8,000,000	8,000	—	—	384,000	—	—	392,000

Shares issued for services	5,000,000	5,000	—	—	279,500	180,000	—	464,500

Reduction in derivative liability	—	—	—	—	1,602,171	—	—	1,602,171

Warrant exercise	5,306,021	5,306	—	—	(9,306)	—	—	(4,000)

Option exercise	—	—	—	—	—	—	—	—

Net Income	—	—	—	—	—	—	2,211,309	2,211,309

Balance, December 31, 2021	737,263,858	$737,264	1,000,000	$1,000	$37,370,384	$180,000	$(49,349,575)	$(11,060,927)

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2021	2020

Cash flows from operating activities:
Net Income (Loss)	$2,211,309	$(12,606,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Shares issued for for financing fees	—	25,355
Shares issued for services	464,500	5,075
Depreciation	12,695	5,078
Amortization of debt discount	2,303,945	1,066,300
Change in fair value of derivative liability	(7,348,389)	7,132,131
Change in fair value of warrant liability	(1,782,000)	—
Consulting fees added to note payable principal	240,000	240,000
Interest expense from warrant liability	881,000	1,724,378
Extension fees added to principal balance	250,000	304,012
Loss on sale of asset	—	4,720
Legal fees for note issuance	17,795	—

Changes in operating assets and liabilities:
Prepaid expenses	(22,500)	6,000
Prepaid expense from related party	315,000	—
Due from related entity	(10,204)	—
Accounts payable	(124,780)	34,978
Accrued expenses	203,356	586,516
Due to officer	(251,291)	—
Net cash provided by (used in) operating activities	(2,639,564)	(1,471,997)

Cash flows from investing activities:
Software Development Cost	—	(64,547)
Purchase of Truck	—	(48,500)
Sale of truck	—	19,280
Advances to related party	—	(70,710)
Net cash provided by (used in) investing activities	—	(164,477)

Cash flows from financing activities:
Proceeds from notes payable	—	803,125
Payments on notes payable	(125,000)	—
Proceeds from convertible notes payable	3,403,750	1,152,000
Payments on convertible notes payable	(540,650)	(424,000)
Payments to related party	—	(447,789)
Proceeds from exercise of warrants	—	60,000
Net cash provided by (used in) financing activities	2,738,100	1,143,336

Net increase (decrease) in cash	98,536	(493,138)

Cash at beginning of year	264	493,402

Cash at end of year	$98,800	$264

Non-Cash Items
Debt discount from derivative on convertible notes payable	386,823	976,500
Convertible notes paid by officer	253,000	383,250
Debt discount from issuance of warrants with convertible note payable	1,507,000	—
Reduction in derivative liability from conversion on convertible notes payable	1,602,171	1,743,908
Reduction in derivative liability from payments on convertible notes payable	(4,000)	—
Discount on convertible notes payable	(490,214)	27,300
Conversion of Convertible notes payable	(743,583)	—
Cashless exercise of warrants	5,306	—
Reduction in accrued compensation and due to officer	53,000	—
Convertible debt settled through issuance of common shares	1,078,553	118,250
Debt Discount from issuance of stock conversion of debt	(392,000)	—
Share issued for Convertible debt	392,000	—
Accounts payable settled through stock issuance	—	88,000
Convertible notes paid by affiliate	53,000	—

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

We were incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation (“Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc. (“the Company”, “we”), Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state and local government, major businesses, educational institutions, and telecommunication companies. On May 1, 2012, we made the decision to wind down our operations in the telecommunications area and to refocus our efforts in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013, we were actively involved in managing Airtronic USA, Inc., and effective as of June 16, 2014, we acquired North American Custom Specialty Vehicles (“NACSV”). In July 2014, we announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead our efforts overseas. The Company had limited operations from the NACSV subsidiary from December 31, 2015 until May 13, 2016. During the interim, the Company was pursuing acquisition opportunities and responding to the litigation with the Securities and Exchange Commission. Subsequent to May 13, 2016, the Company has been seeking acquisitions and additional financing.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, except for the current year ended December 31, 2021, which we had a net income of $2,211,309, used net cash of $1,471,997 to fund operating activities. On December 31, 2021, we had cash of $98,800 an accumulated deficit of $49,349,575 a working capital deficit of $11,158,772 and stockholders’ deficit of $11,060,927. We have funded our activities to date almost exclusively from equity and debt financings.

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

Income Taxes

Income taxes are accounted for based upon an asset and liability approach. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2021 and 2020. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

In 2021 management reassessed the viability of testing the PALS system in house. Management reviewed at alternative choices and decided that in house testing was no longer feasible and will outsource the Pals system testing.

As a result of this management decision the prepaid expense was written off and the Company incurred a loss on the write off of $315,000, and $205,000 was charged to Mr. Delgado accrued compensation and Due to officer accounts.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Year Ended
	December 31,	December 31,
	2021	2020

Convertible notes and accrued interest	361,265,001	282,423,699
Preferred Stock	227,787,627	247,285,158
Stock options	12,900,000	13,650,002
Warrants	81,346,875	13,250,000
Potentially dilutive securities	683,299,503	556,608,859

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	December 31,	December 31,
	2021	2020
Accrued compensation to executive officers	$90,834	$142,315
Accrued professional fees and settlements	86,392	259,119
Accrued interest	1,304,684	942,446
Total accrued expenses	$1,481,910	$1,343,880

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at December 31, 2021 and December 31, 2020. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the years ended December 31, 2021 and 2020:

	December 31,	December 31,
Derivative Liability	2021	2020
Balance at beginning of period	$9,367,159	$1,158,008
Additions	540,209	2,820,754
Settlements	(1,752,000)	(1,743,734)
Change in fair value	(7,260,514)	7,132,131
Balance at end of year	$809,000	$9,367,159

Embedded Derivative Liabilities of Convertible Notes

At December 31, 2021, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate — 0.39%; term — 1.0 years; volatility — 177.15%; dividend rate — 0%. At December 31, 2020, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate — 0.08%; term — 0.31 years; volatility — 103.7%; dividend rate — 0%.

NOTE 5 – NOTE PAYABLE

Convertible Note Payable

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 157,974,360 and 82,557,576 at December 31, 2020 and 2019, respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017 and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of December 31, 2021, and through the date of this report, the principal balance totaling $48,610 is outstanding and remains in default.

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2017 and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of December 31, 2021, and through the date of this report, the principal balance totaling $59,514 is outstanding and remains in default.

On August 19, 2019, the Company entered into a convertible promissory note arrangement with Auctus Fund, LLC in the principal amount of $142,750. The principal amount of the note with interest at 12% is due on May 19, 2020. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. The note was paid off on February 28, 2020, by the company.

On April 7, 2020, the Company entered into a convertible promissory note arrangement with Auctus Fund, LLC in the principal amount of $197,000. The principal amount of the note with interest at 12% is due on February 7, 2021. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of December 31, 2021, and through the date of this report, the principal balance totaling $197,000.

On August 5, 2020, The Company and Adar Alef, LLC entered into a security purchase agreement in the aggregate principal  of $ 150,000. The notes shall contain a 5% OID such that the purchase price shall be $142,500. The note was paid off on May 12, 2021, by the CEO of the Company.

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

On March 1, 2021, the Company received the first tranche of $1,000,000 from Leonite Capital. In connection with the note, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $507,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $1,000,000, which will be amortized using the effective interest method over the life of the convertible note, and the excess of $101,000 recognized as interest expense at issuance. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. As of December 31, 2021, and through the date of this report, the principal balance totaling $1,133,145 is outstanding.

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

On April 1, 2021, the Company received the first tranche of $1,142,857 from GS Capital, LLC. In connection with the note, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $507,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $1,000,000, which will be amortized using the effective interest method over the life of the convertible note, and the excess of $101,000 recognized as interest expense at issuance. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period.

The Company received the second tranche as follows; May 24, 2021, $796,000, July 15, 2021, $90,000, and July 21, 2021, $208,500. As of December 31, 2021, and through the date of this report, the principal balance totaling $2,285,714 is outstanding.

On June 7, 2021, the Company and Geneva Roth Remark Holdings, Inc., entered into a security purchase agreement (“SPA”) for an 8% promissory note in the aggregate principal of $251,625, with a maturity date of June 7, 2022. The note included a original issuance discount (“OID”) of $22,875, for a purchase price of $228,750. The interest was applied as a one- time interest charge upon the issuance date, in the amount of $20,130, recognized in accrued interest. The monthly payments will include the outstanding principal and accrued interest, in 10 monthly payments of $27,175, with the first payment on July 30, 2021. Upon an event of default, as set forth in the agreement, the holder shall have the right to convert the outstanding balance of the note into shares of common stock of the Company, with a conversion rate based on 75% of the lowest trading price of the common stock for the 5 trading days prior to the conversion date. In addition, upon default, the interest increases to 22%, and any outstanding principal and accrued interest shall be increased by 150%. The Company is required at have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note, which was initially 29,494,505 shares. While the note is still outstanding the Company shall not, without written consent of the holder, issue any variable convertible instruments with a convertible price that varies with the market price of the Company’s common stock, nor shall the Company without the holder’s written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business.  In connection with the note, the Company issued 2,096,875 warrants, exercisable each at $03, with a 3-year term. As of December 31, 2021, and through the date of this report, the principal balance totaling $150,975 is outstanding.

On December 10, 2021, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $128,750, due on December 10, 2022. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date.

As of December 31, 2021, and through the date of this report, the principal balance totaling $128,750.00 is outstanding

On August 17, 2020, the Company and Harbor Gates entered into a security purchase agreement for a 10% Convertible  Promissory Note in the aggregate principal of $165,000 due on May 17, 2021. The note is convertible into shares of common stock of the Company. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete. outstanding. The note was paid off on May 28, 2021, by the Company

On April 15, 2020, the Company and Platinum Point Capital entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $$82,500 due on April 15, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest trading date during twenty-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off by a related party of the Company on Oct 19, 2020. See Note 9.

On May 20, 2020, the Company and GS Capital Partners, LLC entered into a 10% Convertible Note in the aggregate principal of $165,000 due on February 20, 2021. The note can be converted into shares of common stock of the Company. at any time after the issue date. The note was paid off by the Company in the first and second quarters of 2021.

On April 3, 2020, the Company and First Fire Global Opportunity Fund LLC, entered into a security purchase agreement for a 8% Senior Convertible Promissory Note in the aggregate principal of $100,000 due on April 3, 2021. The note is convertible into shares of common stock of the Company. The note can be converted at any time after the issue date. The conversion price shall be equal to the lower of the Fixed Conversion of $0.01per share or the Alternative Conversion Price which is defined as 60% of the Market Price for the lowest trading date during a twenty-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off by a related party of the Company see Note 9.

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

On September 24, 2019, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $58,000 due on September 24, 2020. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off on April 15, 2020, by the CEO of the Company (Note 9).

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

On June 11, 2021 interest on the note in the amount of $115,200.00 was converted into 8,000,000 shares of the Company’s common stock. The outstanding balance of $761,005, as of October 21, 2021, was converted into 25,500,000 shares of the Company’s common stock. The lender also received the 23,000,000 warrants. The Company recognized a gain of $844,797.00 on the conversions of June 11, 2021, and October 21, 2021. The fair value of the 25,500,000 shares issued was approximately $729,300.00

Notes Payable

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at December 31, 2021 and 2020 through the date of this report.

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million, amended in 2019 and increased to $1,850,000. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit (Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. $300,000 was received by the Company in December 2017. As of December 31, 2020, $1,850,000 was outstanding, as of December 31, 2021, and through the date of this report, the $2,550,000 note remains outstanding.

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

Under the terms of the Vox note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the years ended December 31, 2020 and 2021, consulting fees totaling $120,000 were added to the note principal and are included in the note balance.,.  The note had a balance of $ 926,500 and $0 926,500 as of December 31, 2021 and 2020, respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however Vox has voluntarily refrained from making demand prior to the Resolution Funding Date.

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

Under the terms of the RLT note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2021 and 2020, consulting fees totaling $120,000 were added to the note principal and are included in the note balance. The note had a balance of $ 919500 and $799,500  as of December 31, 2021 and 2020, respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default however RLT has voluntarily refrained from making demand prior to the Resolution Funding Date. RLT was granted a first priority security interest in the Litigation Proceeds and is pari passu to Parabellum and Vox. To that end, they share in the litigation in a priority position to proceed to repay the note.

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. As of December 31, 2021 and through the date of this report, the $11,000 note remained outstanding.

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

During June 2018, the Company entered in to a one-year $300,000 non-convertible note with GS Capital an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $35,000 of which $28,378 was recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.008 at issuance date; a risk-free interest rate of 2.62% and estimated volatility of the Company’s common stock of 218%. At December 31, 2019, the $300,000 note remained outstanding. The Company defaulted on the note at maturity in June 2019 and the note remained outstanding through the date of this report. The note contains a default interest rate of 10% plus a 5% penalty of the outstanding balance of the note. The note holder has voluntarily refrained from making demand for repayment under the default provisions of the note, which would require the Company to pay the holder 130% of the outstanding principal and interest accrued at the default rate. The Company paid off the note on March 10, 2021.

The June 2018 note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of SHMP, another public company in which Mr. Delgado is a director and Chief Financial Officer.

On May 12, 2020, the Company and BBVA USA entered into a 1% SBA PPP, Promissory Note, in the aggregate principal of $103,125. The note is payable in monthly payments of $5,805 beginning on December 12, 2020, ending on May 12, 2022. The Company has requested debt forgiveness from the SBA. As of December 31, 2021and through the date of this report The SBA has not responded to the request and BBVA has waived the monthly payments.,

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, convertible preferred stock, $0.001 par value per share. At December 31, 2021 and 2020, 1,000,000 shares of preferred stock were outstanding.

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

Common Stock

We are authorized to issue 2,000,000,000 shares of common stock, $0.001 par value per share. At December 31, 2021 and 2020 there were 737,263,858 and, 668,338,264 shares were issued, outstanding, or vested but unissued under stock compensation plans, respectively.

Common Stock Warrant

We have issued warrants, which are fully vested and available for exercise, as follows:

Issued in
connection	Number	Exercise	Date of	Date	Date of
with or for	Outstanding	Price	Issue	Vested	Expiration
Financing	5,000,000	$0.01	May 10, 2019	May 10, 2019	May 10, 2022
Financing	3,750,000	$0.01	Jan. 21, 2019	Jan. 21, 2019	Jan. 21, 2024
Financing	12,000,000	$0.01	Dec. 31, 2020	Dec. 31, 2020	Dec. 31, 2023
Financing	2,500,000	$0.01	Aug. 19, 2019	Aug. 19, 2019	Aug. 19, 2024
Financing	10,000,000	$0.01	March 1, 2021	March 1, 2021	March 1, 2031
Financing	20,000,000	$0.01	April 1, 2021	April 1, 2021	April 1, 2031
Financing	2,096,875	$0.01	June 6, 2021	June 6, 2021	June 6, 2024
Financing	12,000,000	$0.01	Jan 1, 2021	Jan 1, 2021	Jan 1, 2026
Financing	1,000,000	$0.01	Feb. 1, 2023	Feb. 1, 2023	Feb. 1, 2026
Financing	1,000,000	$0.01	March 1, 2021	March 3, 2021	March 5, 2021
Financing	1,000,000	$0.01	April 1, 2021	April 1, 2021	April 1, 2026
Financing	1,000,000	$0.01	May 1, 2021	May 3, 2021	May 6, 2021
Financing	1,000,000	$0.01	June 1, 2021	June 3, 2021	June 5, 2021
Financing	1,000,000	$0.01	July 1, 2021	July 3, 2021	July 5, 2021
Financing	1,000,000	$0.01	Aug. 1, 2021	Aug. 1, 2021	Aug. 1, 2026
Financing	1,000,000	$0.01	Sept. 1,2021	Sept. 1,2021	Sept. 1,2026
Financing	1,000,000	$0.01	Oct. 1, 2022	Oct. 1, 2022	Oct. 1, 2026
Financing	1,000,000	$0.01	Nov. 1, 2021	Nov. 1, 2021	Nov. 1, 2026
Financing	1,000,000	$0.01	Dec. 1, 2021	Dec. 1, 2021	Dec. 1, 2026
	78,346,875

All warrants are exercisable at any time through the date of expiration. All agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis.

The following is a summary of outstanding and exercisable warrants at December 31, 2021:

Outstanding			Exercisable

	Weighted
	Average	Outstanding
Range of	Number	Remaining		Number	Weighted
Exercise	Outstanding	Contractual	Average	Exercisable	Average
Prices	at 12/31/2021	Life (in yrs)	Exercise Price	at 12/31/2021	Exercise Price
$0.01	5,000,000	0.5	0.004	5,000,000	$0.01
$0.01	3,750,000	2.1	0.002	3,750,000	$0.01
$0.01	12,000,000	2	$0.01	12,000,000	$0.01
$0.01	2,500,000	2.8	$0.01	2,500,000	$0.01
$0.01	10,000,000	8.2	$0.01	10,000,000	$0.01
$0.01	20,000,000	8.3	$0.01	20,000,000	$0.01
$0.01	2,096,875	3.6	$0.01	2,096,875	$0.01
$0.01	12,000,000	5	$0.01	12,000,000	$0.01
$0.01	1,000,000	5.1	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.2	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.3	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.4	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.5	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.6	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.7	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.8	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.9	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.1	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.1	$0.01	1,000,000	$0.01
	78,346,875			78,346,875

The following is a summary of outstanding and exercisable warrants at December 31, 2020:

	Weighted
	Average	Weighted
Issued in	Number	Average
connection	Outstanding	Exercise	Date of	Date	Date of
with or for	at 12/31/2020	Price	Issue	Vested	Expiration
Financing	2,000,000	$0.01	May 15, 2018	May 15, 2018	May 15, 2018
Financing	5,000,000	$0.01	May 10, 2019	May 10, 2019	May 10, 2022
Financing	3,750,000	$0.01	Jan. 21, 2019	Jan. 21, 2019	Jan. 21, 2024
Financing	12,000,000	$0.01	Dec 31, 2020	Dec. 31, 2020	Dec. 31, 2023
Financing	2,500,000	$0.01	Aug. 19, 2019	Aug. 19, 2019	Aug. 19, 2024
	25,250,000

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

  Stock-based compensation expense for the years ended December 31, 2021, and 2020 was $5,075 and $284,500, respectively.

Awards Issued Under Stock Incentive Plans

Stock Option Activity

On December 31, 1 and 2020 we have outstanding stock options of 12,900,000 and 13,650,002 respectively - all of which are fully-vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 7.5 years as of December 31, 2018. During 2016 1,449,998 unvested stock options were either forfeited due to employees leaving the Company or cancelled by the Board due to performance levels not being met. Any compensation amount previously recognized on the straight-line basis relating to the unvested stock options were reversed in the period of cancellation or forfeiture. The remaining 533,334 options vested during the year ended December 31, 2016. In 2021 tre were 750,000 options exercised.

During the years ended December 31, 2021 and 2020 we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding at December 31, 2021 and 2020 was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

					December 31, 2020
Name	Date of Grant	Number of Shares	Vest from	Vest To	Vested	Unvested	Forfeited
Mathew Kelley	4/17/13	1,250,000	4/30/13	3/31/14	1,250,000	—	—
	4/17/13	1,250,000	2/28/14	1/31/15	1,250,000	—	—

Richard J. Feldman	4/30/14	500,000	4/30/14	3/30/15	500,000	—	—
		500,000	4/30/15	3/30/16	375,000	—	125,000

Gary Gray	3/7/15	1,000,000	3/7/15	5/30/15	1,000,000	—	—

Ross Trevino	3/7/15	500,000	3/7/15	5/30/15	500,000	—	—
		5,000,000			4,875,000	—	125,000

The aggregate intrinsic value of the restricted stock grant was $0 on December 31, 2021 and 2020.

NOTE 8 – INCOME TAXES

Reconciliations between the statutory rate and the effective tax rate for the year ended December 31, 2021, consist as follows:

	2021
	Amounts	Rate

Income tax expense at statutory federal rate of 21%	$470,000	21%
Increase (decrease) in valuation allowance	(470,000)	-21%
Income tax expense (benefit) at Company's effective tax rate	$—	0%

	TOTAL	Activity	TOTAL
	12/31/2020	2021	12/31/2021

Net Operating Loss Carryforward	$21,304,808	$(470,000)	$21,774,808

NOL tax benefit	$4,474,010	$(470,000)	$4,004,010
Stock based compensation	2,908,000	—	2,908,000
Accrued expenses	26,000	—	26,000
Amortization and depreciation	19,000	—	19,000
Impairment of intangible assets	243,000	—	243,000
Total Deferred Tax Assets	7,670,010	(470,000)	7,200,010

Valuation allowance	$7,670,010	$(470,000)	$7,670,010

As of December 31, 2021, the Company had $21,000,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2029. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $for the year ended December 31, 2021, related to the current year activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of December 31, 2021, there were no unrecognized tax benefits, or any tax related interest or penalties.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to officer

During 2021 Mr. Delgado paid off approximately $390,000 of the Company’s debt. The Company paid Mr. Delgado approximately $1,326,000 which included repayment for amounts paid for the notes and compensation. The Company owes Mr. Delgado $50,000 at December 31, 2021 for money advanced.

As of December 31, 2020, the Company owes Mr. Delgado approximately $64,000 in accrued compensation and approximately $253,000 which are included in ‘accrued expenses’ and ‘due to officer’, respectively.

Due from Related Party

During the year ended December 31, 2021, the Company advanced Eco Growth Strategies, a related entity, $80,195 to cover administrative costs and legal expense.

RLT Consulting

On December 31, 2021, the company had a note payable to RLT consulting and a consulting agreement see (Note 5). RLT Consulting is owned by Ross Trevino, a Vice President of GDSI Inc. As of December 31, 2021, and 2020 RLT was owed $919,500 and $799,500, respectively, which is included in ‘notes payable’.

Accounts Payable

	December 31,	December 31,
	2021	2020
RLT Consulting	$21,591	$21,591
Jerry Gomolski	22,980	22,980
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$78,690	$78,690

Accrued Compensation

On December 31, 2021 and December 31, 2020, we had $0 and $64,481 payable to William J. Delgado and $90,834 and $77,834 to Jerome Gomolski, respectively.

At, December 31, 2021 and December 31, 2020 we had the following:
		William	Jerome
	Total	Delgado	Gomolski
Balance 12/31/2020	$142,315	$64,481	$77,834

2021 Salary	288,000	240,000	48,000
Payments	(339,481)	(304,481)	(35,000)

Balance 12/31/2021	$90,834	$—	$90,834

NOTE 10 – SUBSEQUENT EVENTS

On February 3, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $103,750, due on February 3, 2022. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date.

On March 25, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $258,638 with an OID of S27,712., due on March 25, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date.