Form 10-Q
period 2022-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2022-05-25
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 23, 2022, there were 772,012,967 shares of the registrant’s common stock outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022, and 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

gloBal digital solutions, inc.

CONDENSED Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash	$3,539	$98,800
Total current assets	3,539	98,800

Other Assets
Due from related entity, (Note 9)	38,443	80,914
Prepaid Expense, (Note 9)	—	22,500
Equipment net of accumulated depreciation of $ 17,773	33,008	33,009
Software Development costs	64,547	64,547
Total other assets	135,998	200,970

Total assets	$139,537	$299,770

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$363,180	$361,813
Accrued expenses	1,692,151	1,481,910
Due to Officer (Note 9)	3,281	50,000
Financed insurance policy	11,187	11,187
Derivative liability	971,000	809,000
Warrant Liability	427,500	606,000
Convertible notes payable, net of discount of $ 290,693 and $652,178 respectively	3,373,940	3,310,662
Notes Payable	4,764,000	4,627,000
Total Current Liabilities	11,606,240	11,257,572

Commitments and Contingencies (Note 6)

Long term liabilities
Notes payable,	103,125	103,125
Total Liabilities	11,709,365	11,360,697

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,000	1,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 737,263,858 and 772,012,967 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	772,013	737,264
Additional paid-in capital	37,756,817	37,370,384
Shares Payable	180,000	180,000
Accumulated deficit	(50,279,658)	(49,349,575)
Total stockholders’ deficit	(11,569,828)	(11,060,927)
Total liabilities and stockholders’ deficit	$139,537	$299,770

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	March 31,	March 31,
	2022	2021
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—

Operating expenses
Selling, general and administrative expenses	280,351	425,424
Total operating expenses	280,351	425,424

Income (Loss) from operations	(280,351)	(425,424)

Other (income) expense
Change in fair value of derivative liability	45,000	(5,434,152)
Change in Warrant Liability	(178,500)	94,000
Loss on conversion of notes payable	85,241	—
Interest expense	215,757	1,048,852
Amortization of Original issue discount	482,234	156,225
Gain on settlement of accrued expenses	—	(12,000)
Total other expense (income)	649,732	(4,147,075)

(Loss) Income Before Income Tax	(930,083)	3,721,651
Net (Loss) Income	$(930,083)	$3,721,651

Net (Loss) Income per common share, basic and diluted	$(0.00)	$0.01

Weighted average common shares outstanding, basic	648,640,637	647,441,868

Weighted average common shares outstanding, diluted	648,640,637	958,495,183

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Preferred Stock		Paid-In	Shares	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2020	668,338,264	$668,338	1,000,000	$1,000	$34,086,086	—	$(51,560,884)	$(16,805,460)

Shares Issued for conversion of debt	50,619,573	50,620	—	—	1,027,933	—	—	1,078,553

Shares issued for issuance of debt	8,000,000	8,000	—	—	384,000	—	—	392,000

Shares issued for services	5,000000	5,000	—	—	279,500	180,000	—	464,500

Reduction in derivative liability	—	—	—	—	1,602,171	—	—	1,602,171

Warrant Exercise	5,306,021	5,306	—	—	(9,306)	—	—	(4,000)

Net Income	—	—	—	—	—	—	2,211,309	2,211,309

Balance, December 31, 2021	737,263,858	$737,264	1,000,000	$1,000	$37,370,384	$180,000	$(49,349,575)	$(11,060,927)

Shares Issued for conversion of debt	34,749,109	34,749	—	—	386,433	—	—	421,182

Shares issued for issuance of debt	—	—	—	—	—	—	—	—

Shares issued for services	—	—	—	—	—	—	—	—

Reduction in derivative liability	—	—	—	—	—	—	—	—

Warrant exercise	—	—	—	—	—	—	—	—

Option exercise	—	—	—	—	—	—	—	—

Net Loss	—	—	—	—	—	—	(930,083)	(930,083)

Balance, March 31, 2022	772,012,967	$772,013	1,000,000	$1,000	$37,756,817	$180,000	$(50,279,658)	$(11,569,828)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net (Loss) Income	$(930,083)	$2,211,309
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	12,695
Amortization of debt discount	482,234	2,303,945
Change in fair value of derivative liability	45,000	(7,348,389)
Change in fair value of warrant liability	(178,500)	(1,782,000)
Shares issued for services	—	464,500
Consulting fees added to note payable principal	137,000	240,000
Shares issued for financing fees	—
Interest expense from warrant liability	—	881,000
Extension fees added to principal balance	—	250,000
Loss on conversion of convertible notes payable	85,241	—
Legal fees for note issuance	—	17,795

Changes in operating assets and liabilities:
Prepaid expenses	22,500	(22,500)
Prepaid expense from related party	—	315,000
Due from related entity	42,473	(10,204)
Accounts payable	1,367	(124,780)
Accrued expenses	219,714	203,356
Due to officer	(46,719)	(251,291)
Net cash (used in) operating activities	(119,773)	(2,639,564)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from notes payable	—	—
Payments of notes payable	—	(125,000)
Proceeds from convertible notes payable	100,000	3,403,750
Payments of convertible notes payable	(75,488)	(5,40,650)
Net cash provided by financing activities	24,512	27,38,100

Net (decrease) increase in cash	(95,261)	98,536

Cash at beginning of year	98,800	264

Cash at end of year	$3,539	$98,800

Non-Cash Items
Convertible notes paid by officer	—	253,000
Debt discount from derivative on convertible notes payable	—	386,823
Reduction in derivative liability from payments on convertible notes payable	—	1,602,171
Reduction in derivative liability from conversion on convertible notes payable	—	(4,000)
Debt discount from issuance of warrants with convertible note payable	—	1,507,000
Discount on convertible notes payable	3,750	(490,214)
Conversion of Convertible notes payable	—	(743,583)
Cashless exercise of warrants	—	5,306
Settlement of derivative liability to APIC	—	1,743,908
Convertible debt settled through issuance of common shares	421,182	1,078,553
Debt Discount from issuance of stock conversion of debt	—	(392,000)
Shares issued for Convertible debt	—	392,000
Reduction in accrued compensation and due to officer	—	53,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

The Company was incorporated in New Jersey as Creative Beauty Supply, Inc. (“Creative”) in August 1995. In March 2004, Creative acquired Global Digital Solutions, Inc., a Delaware corporation (“Global”). The merger was treated as a recapitalization of Global, and Creative changed its name to Global Digital Solutions, Inc. (“the Company”, “we”), Global provided structured cabling design, installation and maintenance for leading information technology companies, federal, state, and local government, major businesses, educational institutions, and telecommunication companies. On May 1, 2012, the Company made the decision to wind down their operations in the telecommunications area and to refocus efforts in the area of cyber arms technology and complementary security and technology solutions. From August 2012 through November 2013, the Company was actively involved in managing Airtronic USA, Inc., and effective as of June 16, 2014, they acquired North American Custom Specialty Vehicles (“NACSV”). In July 2014, the Company announced the formation of GDSI International (f/k/a Global Digital Solutions, LLC) to spearhead their efforts overseas. The Company had limited operations from the NACSV subsidiary from December 31, 2015, until May 13, 2016. During the interim, the Company was pursuing acquisition opportunities and responding to the litigation with the Securities and Exchange Commission. Subsequent to May 13, 2016, the Company has been seeking acquisitions and additional financing.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses and experienced negative cash flows from operations since inception, and for the three months ended March 31, 2022, while it had net loss of approximately $930,000, which was mostly the result of amortization expense of approximately $482,000, the Company used net cash of $119,773 to fund operating activities at March 31, 2022, had an accumulated deficit of approximately $50,280,000, and a working capital deficit of approximately $11,603,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. The Company has funded its activities to date almost exclusively from equity and debt financings.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2022, and 2021 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our Annual Report on Form 10-K that includes the audited financial statements for the year ended December 31, 2021, as filed with the SEC on April 20, 2022.

The condensed consolidated balance sheet at December 31, 2020, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2022, and December 31, 2021. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits. As of March 31, 2022, the bank balance is not over the federally insured limit. As of March 31, 2022, and December 31, 2021, we had no cash equivalents.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended
	March 31,
	2022	2021
Convertible notes and accrued interest	406,572,394	96,942,662
Preferred Stock	255,284,000	255,284,000
Stock options	13,650,002	13,650,002
Warrants	56,096,875	35,250,000
Potentially dilutive securities	731,603,271	401,126,664

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2022, through the date which the financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3 – ACCRUED EXPENSES

As of March 31, 2022, and December 31, 2021, accrued expenses consist of the following amounts:

	March 31, 2022	December 31, 2021
Accrued compensation to executive officers	$100,834	$90,834
Accrued professional fees and settlements	86,388	86,392
Accrued interest	1,504,929	1,304,684
Total accrued expenses	$1,692,151	$1,481,910

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at March 31, 2022, and December 31, 2021. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the periods ended March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Derivative liability:
Balance at beginning of period	$809,000	$9,367,159
Additions	117,000	542,230
Settlements	—	(1,752,000)
Change in fair value	45,000	(7,348,389)
Balance at end of year	$971,000	$809,000

	March 31, 2022	December 31, 2021
Warrant liability:
Balance at beginning of period	$606,000	$1,504,000
Additions	—	35,000
Change in fair value	(178,500)	(933,000)
Balance at end of year	$427,500	$606,000

Embedded Derivative Liabilities of Convertible Notes

At March 31, 2022, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate ranging from 0.06% to 0.09%, the expected volatility of the Company’s common stock ranging from 150.19% to 171.53%; the estimated remaining term, a dividend rate of 0%. and the various estimated reset exercise prices weighted by probability. At December 31, 2021, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate- 1.3%; term – 2.5 months volatility – 246.62% dividend rate – 0%

NOTE 5 – NOTE PAYABLE

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a promissory note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. The lender has extended the maturity date to December 31, 2021. Dragon Acquisitions assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at December 31, 2021 and through the date of this report.

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million, which was then amended in 2020 and increased to $2,550,000. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit (see Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. As March 31,2022, and December 31, 2021, and through the date of this report, the $2,550,000 note remains outstanding.

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

Under the terms of the Vox note consulting agreement (see Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the three-month period ended March 31, 2022, consulting fees totaling $65,000 were added to the note principal and are included in the note balance of $991,500, as of March 31, 2022, and $926,500 as of December 31, 2021. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default. However, Vox has voluntarily refrained from making demand prior to the resolution funding date.

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

Under the terms of the RLT note consulting agreement (see Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the three-month period ended March 31, 2022, consulting fees totaling $72,000 were added to the note principal and are included in the note balance of $991,500 as of March 31, 2022, and $919,500 as of December 31, 2021.

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

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. The lender has extended the maturity date to December 31, 2021. As of December 31,2021, and March 31, 2022, and through the date of this report, $11,000 remain outstanding.

During May 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. The lender has extended the maturity date to December 31, 2021. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. As of March 31, 2022, and December 31, 2021, and through the date of this report, the $200,000 principal and $20,000 Investment Return remained outstanding. The note is past the maturity date and has not been repaid through the date the financial statements were issued.

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

The Company has requested debt forgiveness from the SBA. As of March 31, 2022, and December 31, 2021, and through the date of this report the SBA has not responded to the request and NNVA has waived the monthly payment

Convertible Notes Payable

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 157,974,360 and 82,557,576 at December 31, 2020 and 2019, respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017 and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of March 31, 2022, and December 31, 2021, and through the date of this report, the principal balance totaling $48,610 is outstanding. and remains in default.

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2017 and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of December 31, 2021, and through the date of this report, the principal balance totaling $59,514 is outstanding. and remains in default.

On April 7, 2020, the Company entered into a convertible promissory note arrangement with Auctus Fund, LLC in the principal amount of $197,000. The principal amount of the note with interest at 12% is due on February 7, 2021. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of December 31, 2021, and through the date of this report, the principal balance totaling $197,000.  The note is past the maturity date and has not been repaid through the date the financial statements were issued.

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

On March 1, 2021, the Company received the first tranche of $1,000,000 from Leonite Capital. In connection with the note, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $507,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $1,000,000, which will be amortized using the effective interest method over the life of the convertible note, and the excess of $101,000 recognized as interest expense at issuance. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. As of March 31, 2022, and December 31, 2021, and through the date of this report, the principal balance totaling $1,133,145 is outstanding.  On March May 19, 2022, The Company and Leonite Capital agreed to an extension of the Note’s Maturity date to February 25, 2023. In consideration the Company agreed to an extension fee of 20% of the outstanding Balance at May 19, 2022, and the fixed conversion price was amended to $0.01 from $$0.06.

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

The Company received the second tranche as follows; May 24, 2021, $796,000, July 15, 2021, $90,000, and July 21, 2021, $208,500. As of March 31, 2022, and December 31, 2021, and through the date of this report, the principal balance totaling $2,244,846 and $2,285714 respectively is outstanding. On May 17, 2022, the Company and GS Capital Partners, LLC into an agreement that the maturity date of all four tranches has been extended by six months,

On June 7, 2021, the Company and Geneva Roth Remark Holdings, Inc., entered into a security purchase agreement (“SPA”) for an 8% promissory note in the aggregate principal of $251,625, with a maturity date of June 7, 2022. The note included an original issuance discount (“OID”) of $22,875, for a purchase price of $228,750. The interest was applied as a one- time interest charge upon the issuance date, in the amount of $20,130, recognized in accrued interest. The monthly payments will include the outstanding principal and accrued interest, in 10 monthly payments of $27,175, with the first payment on July 30, 2021. Upon an event of default, as set forth in the agreement, the holder shall have the right to convert the outstanding balance of the note into shares of common stock of the Company, with a conversion rate based on 75% of the lowest trading price of the common stock for the 5 trading days prior to the conversion date. In addition, upon default, the interest increases to 22%, and any outstanding principal and accrued interest shall be increased by 150%. The Company is required at have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note, which was initially 29,494,505 shares. While the note is still outstanding the Company shall not, without written consent of the holder, issue any variable convertible instruments with a convertible price that varies with the market price of the Company’s common stock, nor shall the Company without the holder’s written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business.  In connection with the note, the Company issued 2,096,875 warrants, exercisable each at $03, with a 3-year term. As of March 31,2022, and December 31, 2021, and through the date of this report, the principal balance totaling $75,488 and $150,975 respectively is outstanding.

On August 5, 2020, the Company and Adar Alef, LLC entered into a security agreement for an 8% convertible note in the aggregate principal of $150,000 due August 5, 2021. The note is convertible into shares of the Company’s common stock at any time after the 9th monthly anniversary of the issuance date. The “Conversion Price” shall mean 55% multiplied by the Market Price (as defined herein), representing a discount rate of 45%. “Market Price” means the lowest traded price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The Company is required to maintain a common share reserve of 62,337,000 shares. As of March 31, 2021, the principal balance totaling $150,000 is outstanding. On May 6, 2021, the convertible note, and accrued interest, with a redemption fee for a total of $238,950, was paid off by the CEO of the Company.

On August 17, 2020, the Company and Harbor Gates Capital, LLC entered into a securities agreement for a 10% Convertible Note in the aggregate principal of $165,000 due August 17, 2021. The note carries original issue discount or $15,000. The note can be converted (180) days following the issuance date of the note. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. As of March 31, 2021, and December 31, 2020, and through the date of this report, the principal balance totaling $165,000 is outstanding. The note was paid off by The Company on May 28, 2021.

On October 6, 2020, the Company and Power Up Lending Group entered into a securities purchase agreement for a 10% Convertible Note in the aggregate principal of $75,000 due on August 25, 2021. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability on the date the note became convertible. On March 6, 2021, the Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $115,000, based on weighted probabilities of assumptions. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.04 at issuance date; a risk-free interest rate of 0.07% and expected volatility of the Company’s common stock, of 171.53%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $40,000 was immediately expensed as interest expense. On April 9, 2021, the convertible note, and accrued interest, with a redemption fee, for a total of $110,120, was paid off by the CEO of the Company.

On December 10, 2021, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $128,750, due on December 10, 2022. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of March 31, 2022, and December 31, 2021, and through the date of this report, the principal balance totaling $128,750.00 is outstanding.

On February 3, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $103,750, due on February 3, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of March 31, 2022, and through the date of this report, the principal balance totaling $103,750.00 is outstanding.

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

Burr Foreman, the Company’s counsel on the previously dismissed case regarding NACSV, has filed a lawsuit for fees in the past due amount of $113,503. The Company was not served with the lawsuit and has paid Burr Forman $100,000 on March 3, 2021 and made the final payment on April 9, 2021.

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

Awards Issued Under Stock Incentive Plans

As of March 31, 2022, and December 31, 2021, we have outstanding 13,650,002 stock options - all of which are fully vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 3.9 years as of March 31, 2022.

During the three-month period ended March 31, 2022, and the year ended December 31, 2021, we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding as of March 31, 2022, and December 31, 2021, was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

The aggregate intrinsic value of the restricted stock grant was $0 as of March 31, 2022, and December 31, 2022.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of March 31, 2022.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to officer

During 2021 Mr. Delgado paid off approximately $390,000 of the Company’s debt. The Company paid Mr. Delgado approximately $1,326,000 which included repayment for amounts paid for the note and compensation. The amount owing for Due to officer was $3,281 and $50,000, as of March 31, 2022, and December 31, 2021, respectively.

Accrued Compensation

As of March 31, 2022, and December 31, 2021, we had $0 payable to William J. Delgado and $100,834 and $90,834 payable to Jerome Gomolski, respectively. Accrued compensation is included in Accrued expenses.

		William	Jerome
	Total	Delgado	Gomolski
Balance December 31, 2021	$90,834	$0	$90,834

Q1 2022 Salary	75,000	60,000	15,000

Payments	(65,000)	(60,000)	(5,000)
Balance March 31, 2022	$100,834	$0	$100,834

RLT Consulting

As of March 31, 2022, and December 31, 2021, the Company had a note payable to RLT Consulting and a consulting agreement see (see Note 5). RLT Consulting is owned by Ross Trevino, a Vice President of the Company.

Accounts Payable

	March 31,	December 31,
	2022	2021
RLT Consulting	$21,591	$21,591
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$78,690	$78,690

During August 2017, Dragon Acquisitions, an entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018, for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The lender has extended the maturity date to December 31, 2021. The $22,000 note remained outstanding as of March 31, 2022, and December 31,2021, and through the date of this report.

The June 2018 note bears a personal guarantee by William Delgado, the Chief Executive Officer of the Company. As further security for the note, Mr. Delgado has also pledged the 1,000,000 Convertible Preferred Shares of the Company that he owns, as well as 5,000,000 common shares of SHMP, another public company in which Mr. Delgado is a director and Chief Financial Officer.

NOTE 10 – Subsequent Events.

On March 25,2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 12% Convertible Note in the aggregate principal of $258,638, due on March 25, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was funded on April 4, 2023.

On May 17, 2022, the Company and GS Capital Partners, LLC into an agreement that the maturity date of all four tranches of the Note dated March 21, 2021, has been extended by six months,

On March May 19, 2022, The Company and Leonite Capital agreed to an extension of the Note’s Maturity date to February 25, 2023. In consideration the Company agreed to an extension fee of 20% of the outstanding Balance as of May 19, 2022, and the fixed conversion price was amended to $0.01 from $$0.06.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022, to the Three Months Ended March 31, 2021

Revenues

There was no revenue for the three months ending March 31, 2022, or March 31, 2021.

Our operating expenses for the three months ended March 31, 2022, are summarized as follows in comparison to the three months ended March 31, 2021:

	For The Three Months Ended
	March 31,
	2022	2021
Salaries and related expenses	$75,000	$75,000
Rent	1,570	2,100
Professional fees	27,129	—
Consulting services	168,260	344,500
Other general and administrative	8,392	3,824
Total Operating Expenses	$280,351	$425,424

Operating expenses for the three months ended March 31, 2022, decreased by $145,073, or 34%, as compared with the same period in 2021. The overall change in operating expenses is mainly due to the decrease in consulting services.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2022, we had cash on hand of approximately $3,500 and a working capital deficiency of approximately $11,603,000 as compared to cash on hand of approximately $99,000 and a working capital deficiency of approximately $11,159,000 as of December 31, 2021. The decrease in working capital deficiency for the three months ended March 31, 2022, is mainly due to the decrease in cash on hand of $95,000, increase in accrued expenses, of $210,000, increase in the fair value of the derivatives of $162,000, increase in Convertible Notes Payable of $298,000, an increase in Notes Payable of $137,000 offset by decrease in the warrant liability of $178,00 and decrease od Due to officer of $47,000.

Working Capital Deficiency

Our working capital deficiency as of March 31, 2021, in comparison to our working capital deficiency as of December 31, 2020, can be summarized as follows:

	March 31,	December 31,
	2022	2021
Current assets	$3,359	$98,800
Current liabilities	11,606,240	11,257,572
Working capital deficiency	$(11,602,881)	$(11,158,772)

Cash Flows

During the three months ended March 31, 2022 and 2021 our sources and uses of cash were as follows:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(119,773)	$(492,213)
Net cash used in investing activities	—	—
Net cash provided by financing activities	24,512	817,500
Increase (decrease) in cash	$(95,261)	$325,287

Operating Activities

Net cash used in operating activities was approximately $120,000 for the three months ended March 31, 2022, primarily due to the net loss of approximately $930,000 which was partially offset by non-cash expenses of approximately $810,000 related to an increase in the fair value of derivative liabilities, amortization of debt discount, Loss on conversion of convertible notes payable, There was additionally actual cash used by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accrued interest and amount due to officer.

Net cash used in operating activities was approximately $492,000 for the three months ended March 31, 2021, primarily due to the net income of $3,721,651 which was partially offset by non-cash expenses of approximately $4,119,000 related to an increase in the fair value of derivative liabilities, amortization of debt discount, interest expense, and the change in fair value of the warrant liability recognized this period. There was additionally actual cash used by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accrued interest and amount due to officer.

Investing Activities

During the three months ended March 31, 2022, and 2021, net cash used in investing activities was $0.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022, was $24,512, which was due to $100,000 of proceeds from debt financings, offset by $75,488 of repayments of convertible notes.

Net cash provided by financing activities for the three months ended March 31, 2021, was $817,500, which was due to $1,088,500 of proceeds from debt financings, offset by $271,000 of repayments of convertible notes.

Recent Financing Arrangements and Developments During the Period

On February 3, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $103,750, due on February 3, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of March 31, 2022, and through the date of this report, the principal balance totaling $103,750.00 is outstanding.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses and experienced negative cash flows from operations since inception, and for the three months ended March 31, 2022, it had a net loss of approximately $930,082 which was mostly the result of the amortization of Original issue discount and Selling and Administrative expenses. The Company used net cash of $119,773 to fund operating activities at March 31, 2022, had an accumulated deficit of approximately $50,270,000, and a working capital deficit of approximately $11,602,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. The Company has funded their activities to date almost exclusively from equity and debt financings.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Subsequent to period end we have received funding of $200,000 from a convertible note entered into in March 2022. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $2,500,000  to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended March 31, 2022, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 20,2022

Fair Value Measurement

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

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2020, and December 31, 2020. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2022. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of March 31, 2022, were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management and the Company’s consolidated subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officer and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its unaudited condensed consolidated financial statements for external reporting purposes in accordance with GAAP.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2022, was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our first quarter of 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 21, 2022, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended March 31, 2022, without registration under the Securities Act:

Convertible Notes Payable

On February 3, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $103,750, due on February 3, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of March 31, 2022, and through the date of this report, the principal balance totaling $103,750.00 is outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer
31.2*	Ceritfication of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIGITAL SOLUTIONS, INC.

By:	/s/ William J. Delgado
William J. Delgado
Chief Executive Officer
Date: May 25, 2022

By:	/s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
Date: May 25, 2022