Form 10-Q
period 2022-09-30
GLOBAL DIGITAL SOLUTIONS INC
filed 2022-12-15
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of October 12, 2022, there were 798,168,896 shares of the registrant’s common stock outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022, and 2021

- i -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

gloBal digital solutions, inc.

CONDENSED Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash	$5,837	$98,800
Total current assets	5,837	98,800

Other Assets
Due from related entity, (Note 9)	-	80,914
Prepaid Expense, (Note 9)	-	22,500
Equipment net of accumulated depreciation of $ 17,773	33,009	33,009
Software Development costs	64,547	64,547
Total other assets	97,556	200,970

Total assets	$103,393	$299,770

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$358,608	$361,813
Accrued expenses	2,013,131	1,481,910
Due to Officer (Note 9)	3,281	50,000
Due to related entity,(Note9)	79,733
Financed insurance policy	11,187	11,187
Derivative liability	1,711,000	809,000
Warrant Liability	464,000	606,000
Convertible notes payable, net of discount of $ 349,120 and $290,693 respectively	3,538,328	3,310,662
Notes Payable	4,884,000	4,627,000
Total Current Liabilities	13,063,268	11,257,572

Commitments and Contingencies (Note 6)

Long term liabilities
Notes payable,	103,125	103,125
Total Liabilities	13,166,393	11,360,697

Stockholders’ deficit

Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,000	1,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 800,543,896 outstanding at September 30, 2022, and 737,263,858 outstanding at December 31,2021.	800,544	737,264
Additional paid-in capital	38,245,955	37,370,384
Shares Payable	-	180,000
Accumulated deficit	(52,110,499)	(49,349,575)
Total stockholders’ deficit	(13,063,000)	(11,060,927)
Total liabilities and stockholders’ deficit	$103,393	$299,770

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling, general and administrative expenses	217,677	218,488	713,176	1,809,106

Operating (loss) before other income expense	(217,677)	(218,488)	(713,176)	(1,809,106)

Other (income) expense
Change in fair value of derivative liability	890,000	1,340,802	608,000	(6,439,186)
Change in Fair Value of Warrant Liability	40,000	(45,000)	(142,000)	(894,000)
Loss on conversion of Notes Payable	-	-	67,600	-
Amortization of Original issue discount	81,319	583,841	759,769	1,681,178
Interest expense	151,138	380,126	754,379	1,812,550
Other Income	-	-	-	(12,000)
Total other (income) expense	1,162,457	2,259,769	2,047,748	(3,851,458)

Income (Loss) Before Income Tax	(1,380,134)	(2,478,257)	2,760,924	2,042,352
Provision for Income Tax	-	-	-	-
Tax benefit of Net Operating Loss Carryforward	-	-	-	-
Net Income ( Loss)	$(1,380,134)	$(2,478,257)	$(2,760,924)	$2,042,352

Loss per common share-diluted	$-	$-	$-	$-
Loss per common share-basic	$0.002	$-	$0.002	$-

Weighted average common shares outstanding, basic	798,168,896	698,637,958	798,168,896	698,637,958

Weighted average common shares outstanding, basic and diluted	800,543,896	698,637,958	798,168,896	698,637,958

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Preferred Stock		Paid-In	Shares	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2020	668,338,264	$668,338	1,000,000	$1,000	$34,086,086	-	$(51,560,884)	$(16,805,460)

Shares Issued for conversion of debt	50,619,573	50,620	-		1,027,933		-	1,078,553

Shares issued for issuance of debt	8,000,000	8,000	-		384,000		-	392,000

Shares issued for services	5,000,000	5,000	-		279,500	180,000	-	464,500

Reduction in derivative liability	-	-	-		1,602,171		-	1,602,171

Warrant Exercise	5,306,021	5,306	-		(9,306)		-	(4,000)

Net Income	-	-	-	-	-	-	2,211,309	2,211,309

Balance, December 31, 2021	737,263,858	$737,264	1,000,000	$1,000	$37,370,384	$180,000	$(49,349,575)	$(11,060,927)

Shares issued for issuance of debt	34,749,109	34,749	-		386,433			421,182

Net Loss		-	-	-	-	-	(930,083)	(930,083)

Balance, March 31, 2022	772,012,967	$772,013	1,000,000	$1,000	$37,756,817	$180,000	$(50,279,658)	$(11,569,828)

Shares Issued for conversion of debt	23,530,929	23,531			194,138			217,669

Reduction in derivative liability					120,000			120,000

Net ( Loss)		-		-	-	-	(450,707)	(450,707)

Balance, June 30, 2022	795,543,896	795,544	1,000,000	1,000	38,070,955	180,000	(50,730,365)	(11,682,866)

Shares issued to Batuta Capital Advisors	5,000,000	5,000	-	-	175,000	(180,000)	-	-

Net Loss		-		-	-	-	(1,380,134)	(1,380,134)

Balance September 30,2022	800,543,896	800,544	1,000,000	1,000	38,245,955	-	(52,110,499)	(13,063,000)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

gloBal digital solutions, inc.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2022	2021

Cash flows from operating activities:
Net (Loss) Income	$(2,760,924)	$2,042,352
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	759,769	1,681,178
Change in fair value of derivative liability	608,000	(6,439,186)
Change in fair value of warrant liability	(142,000)	(894,000)
Shares isued for services	-	464,500
Consulting fees added to note payable principal	257,000	180,000
Interest expense from derivative liability	-	42,400
Interest expense from warrant liability	-	891,000
Interest Expense for extension fees added to principal	176,536	225,000
Loss on conversion of notes payable	67,600	-
Depreciation	-	2,539
Legal Fees for note issuance	-	33,751

Changes in operating assets and liabilities:
Prepaid expenses	22,500	(135,000)
Accounts payable	(3,205)	(118,367)
Accrued expenses	566,989	133,447
Net cash (used in) operating activities	(447,735)	(1,890,386)

Cash flows from (used in) investing activities:
Due to Related Party	-	(66,971)
Net cash from (used in) financing activities	-	(66,971)

Cash flows from financing activities:
Repayments to advances from related party	(160,232)	(53,000)
Advances to officer	(46,000)	(643,552)
Advances to related entity	292,985
Payments of notes payable	-	(125,000)
Proceeds from convertible notes	575,000	3,275,000
Repayments of convertible notes payable	(306,981)	(494,352)
Net cash provided by financing activities	354,772	1,959,096

Net (decrease) increase in cash	(92,963)	1,739

Cash at beginning of period	98,800	264

Cash at end of period	$5,837	$2,003

Non-Cash Items
Convertible notes paid by officer	-	390,261
Debt discount from derivative on convertible notes payable	414,000	$178,000
Reclass of derivative liability to equity upon repayment/conversions	-	$654,170
Reduction in derivative liability from conversion on convertible notes payable	-	-
Debt discount from issuance of shares of common stock with convertible note	-	$204,000
Debit discount for issuance of warrants with convertible note	-	$507,000
Conversion of Convertible notes payable	-	-
Cashless exercise of warrants	-	$1,400
Settlement of derivative liability to APIC	-	-
Convertible debt settled through issuance of common shares	638,851	-
Shares of common stock issued in relation to debt	-	$53,686
Shares of common stock issued in relation to debt	-	$34,226
Reduction in accrued compensation and due to officer	-	-
Additional Paid in Capital from payoff of convertible notes payable	120,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED September 30, 2022

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses and experienced negative cash flows from operations since inception, and for the nine months ended September 30, 2022, while it had net loss of $3,043,000 approximately which was mostly the result of interest expense of approximately $750,000, and amortization of original issue discount of approximately $ 760,000, the Company used net cash of $ to fund operating activities at September 30, 2022, had an accumulated deficit of approximately $ 52,400,000, and a working capital deficit of approximately $13,300,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. The Company  has funded its activities to date almost exclusively from equity and debt financings.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the nine months ended September 30, 2022, and 2021 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2022, and December 31, 2021. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits. As of September 30, 2022, the bank balance is not over the federally insured limit. As of September 30, 2022, and December 31, 2021, we had no cash equivalents.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Nine Months Ended
	September 30,
	2022	2021
Convertible notes and accrued interest	694,946,443	65,352,167
Preferred Stock	261,169,294	261,169,294
Stock options	13,650,002	13,650,002
Warrants	81,346,875	48,446,875
Potentially dilutive securities	1,051,112,614	388,618,338

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2022, through the date which the financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3 – ACCRUED EXPENSES

As of September 30, 2022, and December 31, 2021, accrued expenses consist of the following amounts:

	September 30, 2022	December 31, 2021
Accrued compensation to executive officers	$110,834	$90,834
Accrued professional fees and settlements	91,184	86,392
Accrued interest	1,811,113	1,304,684
Total accrued expenses	$2,013,131	$1,481,910

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at September 30, 2022, and December 31, 2021. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the periods ended September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Derivative liability:
Balance at beginning of period	$809,000	$9,367,159
Additions	12,000	542,230
Settlements	-	(1,752,000)
Change in fair value	890,000	(7,348,389)
Balance at end of year	$1,711,000	$809,000

	September 30, 2022	December 31, 2021
Warrant liability:
Balance at beginning of period	$606,000	$1,504,000
Additions		35,000
Change in fair value	(142,000)	(933,000)
Balance at end of year	$464,000	$606,000

Embedded Derivative Liabilities of Convertible Notes

At September 30, 2022, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate ranging from 0.06% to 0.09%, the expected volatility of the Company’s common stock ranging from 150.19% to 171.53%; the estimated remaining term, a dividend rate of 0%. and the various estimated reset exercise prices weighted by probability. At December 31, 2021, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate- 1.3%; term – 2.5 months volatility – 246.62% dividend rate – 0%

NOTE 5 – NOTE PAYABLE

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

Under the terms of the Vox note consulting agreement (see Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the nine -month period ended September 30, 2022, consulting fees totaling $95,000 were added to the note principal and are included in the note balance of $1,021,500, as of September 30, 2022, and $926,500 as of December 31, 2021. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default. However, Vox has voluntarily refrained from making demand prior to the resolution funding date.

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

Under the terms of the RLT note consulting agreement (see Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the nine -month period ended September 30,2022, consulting fees totaling $102,000 were added to the note principal and are included in the note balance of $1,021,500 as of September 30, 2022, and $919,500 as of December 31, 2021.

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

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. The lender has extended the maturity date to December 31, 2021. As of December 31,2021, and September 30, 2022, and through the date of this report, $11,000 remain outstanding.

During May 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. The lender has extended the maturity date to December 31, 2021. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. As of September 30, 2022, and December 31, 2021, and through the date of this report, the $200,000 principal and $20,000 Investment Return remained outstanding. The note is past the maturity date and has not been repaid through the date the financial statements were issued.

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

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 17,676,000 and 29,914,000 at December 31, 2021 and September 30, 2022 respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017, and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of September 30, 2022, and December 31, 2021, and through the date of this report, the principal balance totaling $48,610 is outstanding. and remains in default.

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2017, and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of September 30, 2022, and December 31, 2021, and through the date of this report, the principal balance totaling $59,514 is outstanding. and remains in default.

On April 7, 2020, the Company entered into a convertible promissory note arrangement with Auctus Fund, LLC in the principal amount of $197,000. The principal amount of the note with interest at 12% is due on February 7, 2021. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of September , 2022, and December 31, 2021, and through the date of this report, the principal balance totaling $197,000 is outstanding. The note is past the maturity date and has not been repaid through the date the financial statements were issued.

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

On June 14, 2022, Leonite Capital converted $204,080 of principal at a conversion price of $.01 for 20,408,015 shs of common stock. As of September 30, 2022, and December 31, 2021, and through the date of this report, the principal balance totaling $855,134.00 is outstanding. On May 19, 2022, The Company and Leonite Capital agreed to an extension of the Note’s Maturity date to February 25, 2023. In consideration the Company agreed to an extension fee of 20% of the outstanding Balance at May 19, 2022, and the fixed conversion price was amended to $0.01 from $$0.06.

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

The Company received the second tranche as follows; May 24, 2021, $796,000, July 15, 2021, $90,000, and July 21, 2021, $208,500.

On April 21, 2022, GS Capital, LLC converted $31,229. of principal and interest at a conversion price of $.01 for 3,122,914 shares of common stock. As of September 30,2022, and December 31, 2021, and through the date of this report, the principal balance totaling $2,141,631 and $2,285714 respectively is outstanding. On May 17, 2022, the Company and GS Capital Partners, LLC into an agreement that the maturity date of all four tranches has been extended by nine months,

On June 7, 2021, the Company and Geneva Roth Remark Holdings, Inc., entered into a security purchase agreement (“SPA”) for an 8% promissory note in the aggregate principal of $251,625, with a maturity date of June 7, 2022. The note included an original issuance discount (“OID”) of $22,875, for a purchase price of $228,750. The interest was applied as a one-time interest charge upon the issuance date, in the amount of $20,130, recognized in accrued interest. The monthly payments will include the outstanding principal and accrued interest, in 10 monthly payments of $27,175, with the first payment on July 30, 2021. Upon an event of default, as set forth in the agreement, the holder shall have the right to convert the outstanding balance of the note into shares of common stock of the Company, with a conversion rate based on 75% of the lowest trading price of the common stock for the 5 trading days prior to the conversion date. In addition, upon default, the interest increases to 22%, and any outstanding principal and accrued interest shall be increased by 150%. The Company is required at have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note, which was initially 29,494,505 shares. While the note is still outstanding the Company shall not, without written consent of the holder, issue any variable convertible instruments with a convertible price that varies with the market price of the Company’s common stock, nor shall the Company without the holder’s written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business. In connection with the note, the Company issued 2,096,875 warrants, exercisable each at $03, with a 3-year term. The Note was paid off on March 25, 2022.

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

On March 25, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 12% Convertible Note in the aggregate principal of $258,638.00 due on March 25, 2023. The note is payable in 10-month installments of $28,967.45 beginning on May 15,2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 75% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of September 30, 2022, and through the date of this report, the principal balance totaling $206,917 is outstanding.

On June 14, 2022, the Company and 1800 Diagonal Lending LLC, f/k/a Sixth Street Lending LLC entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $128,750, due on June 14, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of September 30, 2022, and through the date of this report, the principal balance totaling $128,750 is outstanding and in default see Note 10.

On August 18,2022, the Company and GS Capital Partners LLC entered into a securities purchase agreement for a 10% convertible note in the aggregate principal of $172,000. A lump- sum interest payment for twelve (12) months shall be immediately due on the Issue date and shall be added to the principal balance and payable on the maturity date August 18,2023. Principal payments shall be made in nine (9) installments each in the amount of $21,022.22 commencing on the one hundred twentieth(120th) day following the Issue date The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be equal to 70% of the lowest intraday price during the 20 days preceding the conversion request. The note was funded on August 18, 2022.

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

Awards Issued Under Stock Incentive Plans

As of September 30, 2022, and December 31, 2021, we have outstanding 13,650,002 stock options - all of which are fully vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 3.6 years as of June 30, 2022.

During the nine-month period ended September 30, 2022, and the year ended December 31, 2021, we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding as of September 30, 2022, and December 31, 2021, was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

The aggregate intrinsic value of the restricted stock grant was $0 as of September 30, 2022, and December 31, 2022.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of September 30, 2022.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to officer

The Due to officer is due on demand, does not bear interest and is unsecured. On June 14,2022, the CEO William J Delgado Paid a convertible note payment in the amount of $27,175. During the nine--month period ending September 30,,2022, he Company paid Mr. Delgado a total of $75,218 for his salary and a partial repayment for the convertible note payment. The balance owing to Mr. Delgado of $11,957 was paid off on July 7.2022.

Due to Related Party

During the nine months ended September 30, 2022 the Company advanced Eco-Growth Strategies, Inc. a related entity $190,427 to cover operating expenses. At September 30, 2022, the Company has a receivable of $52,000 from Eco Growth.

Accrued Compensation

As of September 30, 2022, and December 31, 2021, we had a $50,000 and 0 payable to William J. Delgado and $110,834 and $90,834 payable to Jerome Gomolski, respectively. Accrued compensation is included in Accrued expenses.

		William	Jerome
	Total	Delgado	Gomolski
Balance December 31, 2021	$90,834	$50,000	$90,834
Q1-Q3 2022 Salary	225,000	202,838	45,000
Payments, Q1-Q3	(215,337)	(252,838)	(25,000)
Balance September 30, 2022	$100,497	$0	$110,834

RLT Consulting

As of September 30, 2022, and December 31, 2021, the Company had a note payable to RLT Consulting and a consulting agreement see (see Note 5). RLT Consulting is owned by Ross Trevino, a Vice President of the Company.

Accounts Payable

	September30,	December 31,
	2022	2021
RLT Consulting	$21,591	$21,591
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$78,690	$78,690

During August 2017, Dragon Acquisitions, an entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018, for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The lender has extended the maturity date to December 31, 2021. The $22,000 note remained outstanding as of March 31, 2022, and December 31, 2021, and through the date of this report.

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

On November 7, 2022, the Company and outside lender entered into a convertible Promissory Note in the aggregate Principal amount of $75,000. The note shall bear interest at 12% from the issue date and is due and payable on May 7, 2023. The lender has the option to convert all the principal and interest into shares of the Company’s common stock at a fixed Conversion price of $.0139 per share. The Lender shall receive warrants to purchase 500,000 common shares at $.0139 per share.

On November 8, 2022, The11th Circuit Court of Appeals has affirmed the lower court’s ruling awarding damages of approximately $195M from Grupo Rotan Electro Metalurgica, S.A., Joao Alberto Bozan and Carlos Bolzan.

The decision affirms the award to Global Digital Solutions Inc. for Specific Performance (Rights to Rontan Metalurgica and incidental damages of $192,448,000 and Interest and legal fees of approximately $2,552,000.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2022, to the Nine Months Ended September 30, 2021

Revenues

There was no revenue for the nine months ending September 30, 2022, or September 30, 2021.

Our operating expenses for the nine months ended September 30, 2022, are summarized as follows in comparison to the nine months ended September 30, 2021:

	For The Nine Months Ended
	September 30,
	2022	2021
Salaries and related expenses	$247,787	$1,033,000
Rent	4,650	—
Professional fees	89,499	108,486
Consulting services	297,160	612,110
Other general and administrative	74,080	55,510
Total Operating Expenses	$713,176	$1,809,106

Operating expenses for the nine months ended September 30, 2022, decreased by $1,095,930 or 62% as compared with the same period in 2021. The overall change in operating expenses is mainly due to the decrease in salaries and related expenses.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2022, we had cash on hand of approximately $5,837 and a working capital deficiency of approximately $13,339,000 as compared to cash on hand of approximately $99,000 and a working capital deficiency of approximately $11,159,000 as of December 31, 2021. The increase in working capital deficiency for the nine months ended September 30, 2022, was the result of increase in accrued expenses, of approximately $532,000, increase in Convertible Notes Payable of approximately $510,000, an increase in Notes Payable of $257,000, in Derivative liability of $902,000 offset by decreases in, warrant liability of $142,000, and Due to officer of $50,000.

Working Capital Deficiency

Our working capital deficiency as of September 30, 2022, in comparison to our working capital deficiency as of December 31, 2021, can be summarized as follows:

	September 30,	December 31,
	2022	2021
Current assets	$5,837	$98,800
Current liabilities	13,063,268	11,257,572
Working capital deficiency	$(13,057,431)	$(11,158,772)

Cash Flows

During the nine months ended September30, 2022 and 2021 our sources and uses of cash were as follows:

	Nine Months Ended September30,
	2022	2021
Net cash used in operating activities	$(447,735)	$(1,890,386)
Net cash used in investing activities	—	(66,971)
Net cash provided by financing activities	354,772	1,959,096
Increase (decrease) in cash	$(92,963)	$1,739

Operating Activities

Net cash used in operating activities was approximately $448,000 for the nine months ended September 30, 2022, primarily due to the net loss of approximately $2,700,000 which was partially offset by non-cash expenses of approximately $,related to an increase in the fair value of derivative liabilities, amortization of debt discount, Loss on conversion of convertible notes payable, There was additionally actual cash used by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accrued interest and amount due to officer.

Net cash used in operating activities was approximately for the nine months ended September 30, 2022, primarily due to the net income of which was partially offset by non-cash expenses of approximately related to an increase in the fair value of derivative liabilities, amortization of debt discount, interest expense, and the change in fair value of the warrant liability recognized this period. There was additionally actual cash used by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accrued interest and amount due to officer.

Investing Activities

During the nine months ended September 30, 2022, and 2021, net cash used in investing activities was $0,and $66,971 respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022, was $354,772 which was due to of proceeds from debt financings, offset by of repayments of convertible notes of $306,981.

Net cash provided by financing activities for the nine months ended September 30, 2021, was $1,959,000 which was due to from proceeds from debt financings, offset by of repayments of convertible notes and repayments of advances from officer.

Recent Financing Arrangements and Developments During the Period

On February 3, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $103,750, due on February 3, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of September 30,2022, and through the date of this report, the principal balance totaling $103,750.00 is outstanding.

On March 25, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 12% Convertible Note in the aggregate principal of $258,638.00 due on March 25, 2023. The note is payable in 10-month installments of $28,967.45 beginning on May 15,2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 75% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of September 30, 2022, and through the date of this report, the principal balance totaling $206,917 is outstanding.

On June 14, 2022, the Company and 1800 Diagonal Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $128,750, due on June 14, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of September 30,2022, and through the date of this report, the principal balance totaling $128,750 is outstanding and in default see Note 10.

On August 18,2022, the Company and GS Capital Partners LLC entered into a securities purchase agreement for a 10% convertible note in the aggregate principal of $172,000. A lump- sum interest payment for twelve (12) months shall be immediately due on the Issue date and shall be added to the principal balance and payable on the maturity date August 18,2023. Principal payments shall be made in nine (9) installments each in the amount of $21,022.22 commencing on the one hundred twentieth(120th) day following the Issue date The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be equal to 70% of the lowest intraday price during the 20 days preceding the conversion request. As of September 30, 2022, and through the date of this report, the principal balance totaling $172,000,is outstanding.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses and experienced negative cash flows from operations since inception, and for the nine months ended September 30, 2022, it had a net loss of approximately $2,700,000 which was mostly the result of the amortization of original issue discount and Selling and Administrative expenses. The Company used net cash of $447,735 to fund operating activities at September 30, 2022, had an accumulated deficit of approximately $52,000,000, and a working capital deficit of approximately $13,100,000 These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. The Company has funded their activities to date almost exclusively from equity and debt financings.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Subsequent to period end we have received funding of $75,000 from a convertible note entered into on November 7, 2022. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $2,500,000 to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended September 30, 2022, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 20,2022

Fair Value Measurement

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended September30,2022.

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

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2022. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of September 30, 2022, were not effective.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2022, was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the nine months ended September 30, 2022, without registration under the Securities Act:

Convertible Notes Payable

On February 3, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $103,750, due on February 3, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of September 30, 2022, and through the date of this report, the principal balance totaling $103,750.00 is outstanding.

On March 25, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 12% Convertible Note in the aggregate principal of $258,638.00, due on March 25, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 75% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of September 30, 2022, and through the date of this report, the principal balance totaling $258,638.00 is outstanding.

On June 14, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $128,750.00 due on June 14, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of September 30, 2022, and through the date of this report, the principal balance totaling $128,750.00 is outstanding.

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
Date: December 9, 2022

By:	/s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
Date: December 9, 2022