Form 10-K
period 2022-12-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2023-06-09
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter was $18,278,068.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, was 798,168,896 of common shares as of December 31,2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

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

In March of 2019, the Company acquired HarmAlarm (“HA”). HA was formed in 2002 as a private Texas company to pursue Infrared commercial applications in the aviation services area. HA has developed a system known as Pilot Assisted Landing Systems (PALS). We believe the precision and robustness of PALS has generated a host of new applications mainly through “landing trajectory” optimization which provides additional safety margin against weather related hazardous conditions, like wind shear, wake turbulence, icing, as well as low ceilings and fog. The Company had determined that due to a lack of funding it is not able to continue the program and has written off the investment and recorded a loss of $97,555 at December 31, 2022.

History of Business – December 31, 2016 to Present

On May 13, 2016, as more fully discussed below, we appointed William Delgado as our Chief Executive Officer (“CEO”) and Chairman of our Board of Directors. Mr. Delgado was serving at that time as a director and our Executive Vice President in charge of business development. He served as our President, Chief Executive Officer, and Chief Financial Officer from August 2004 to August 2013. Mr. Delgado began his career with Pacific Telephone in the Outside Plant Construction. He moved to the network engineering group and concluded his career at Pacific Bell as the Chief Budget Analyst for the Northern California region. Mr. Delgado founded All Star Telecom in late 1991, specializing in OSP construction and engineering and systems cabling. All Star Telecom was sold to International Fiber Com in April of 1999. After leaving International Fiber Com in 2002, Mr. Delgado became President/CEO of Pacific Comtel in San Diego, California. After he acquired Pacific Comtel in 2004, he became part of our management and held the positions of Director, CEO, President, and CFO.

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

Subsidiaries

We currently have two subsidiaries including GDSI Florida, LLC, North American Custom Specialty Vehicles, Inc.

Employees

As of December 31, 2022, we had two full-time employees, William Delgado and Jerome Gomolski, and 0 part-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance, and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

The recent outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations. Mandatory closures of businesses imposed by the federal, state, and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Form 10-K, a material adverse impact on our business, results of operations and financial condition.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended December 31, 2022, our net loss was $5,761,061. As of December 31, 2022, we had an accumulated deficit of $55,110,636, and a working capital deficit of $16,075,382. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Dependence on financing and losses for the foreseeable future

As of December 31, 2022, we had current liabilities of $16,076,425 and current assets of $1,043 We had a working capital deficiency of $16,075,382.

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

From January 1, 2019, through the date of this report, the price per share of our common stock has ranged from a high of $0.020 to a low of $0.0055. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, due in part to our operating performance and to conversions of dilutive debt instruments that we have issued to fund operations. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us and negatively impact other aspects of our business, including our ability to fund our operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

The volatility of the market price of our common stock could fluctuate widely in price in response to numerous factors, many of which are beyond our control, including the following:

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

In addition, the securities markets have from time-to- time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

Our current directors, our executive officers, and 5% or more stockholders beneficially own or control approximately 47.5% of our issued and outstanding shares of common stock as of December 31, 2022. Additionally, the holdings of our directors, and executive officers, and preferred stockholders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options, or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons, irrespective of how the Company’s other stockholders vote, may have significant influence over and may control corporate actions requiring stockholder approval, including the following actions:

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

We own no other real property.

Our registered agent is V Stock Transfer, LLC. 18 Lafayette Place Woodmere, New York 11598

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

	High	Low
March 31, 2023	0.01705	0.01

December 30, 2022	0.0294	0.01

September 30, 2022	0.0089	0.05

June 30, 2022	0.0152	0.01

March 31, 2022	0.015	0.01

Transfer Agent

Our transfer agent is V Stock Transfer, LLC. and is located 18 Lafayette Place, Woodmere, New York 11598. Their telephone number is (212-828-8436 and their website is www. V Stock Transfer.com

Holders of Common Stock

As of December 31, 2022, there were 212 shareholders of record of our common stock. As of such date 800,543,896 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

The Company did not sell any common stock in 2021, and 2022.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2022.

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

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2022, and December 31, 2021

A comparison of the Company’s operating results for the fiscal years ended December 31, 2022, and December 31, 2021, are as follows:

For the year ended December 31, 2022:

	Global Digital Solutions, Inc	Totals
Revenue	$—	$—
Cost of Sales	—	—
Gross Profit	—	—
Operating Expenses	427,132	427,132
Operating Income (Loss)	(427,132)	(427,132)
Other Income (Expenses)	(5,333,929)	(4,602,429)
Income (Loss) – Before Tax	$(5,761,061)	$(5,029,561)

For the year ended December 31, 2021:

	Global Digital Solutions, Inc	Totals
Revenue	$—	$—
Cost of Sales	—	—
Gross Profit	—	—
Operating Expenses	2,240,437	2,240,437
Operating Income (Loss)	(2,240,437)	(2,240,437)
Other Income (Expenses)	4,451,746	4,451,746
Income (Loss) – Before Tax	$2,211,309	$2,211,309

The variances between fiscal years ending December 31, 2022, and 2021, are as follows:

	Global Digital Solutions, Inc	Totals
Revenue	$—	$—
Cost of Sales	—	—
Gross Profit	—	—
Operating Expenses	1,813,305	1,813,305
Operating Income (Loss)	(1,813,305)	1,813,305
Other Income (Expenses)	(9,785,675)	(9,785,675)
Income (Loss) – Before Tax	$(7,972,370)	$(7,972,370)

Operating Loss

Loss from operations for the years ended December 31, 2022, and 2021 was $427,132 and $2,240,437 respectively. The decrease in operating loss is due to decrease in Selling and Administrative costs.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2022, we had cash of $1,043 on hand and a working capital deficiency of $16,075,382 compared to cash on hand of $98,800 and a working capital deficiency of $11,158,772 as of December 31, 2021.

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

A total of $25,000 has been paid through the date of this filing. The first payment of $12,500 was made on February 14, 2018, and the second payment of $12,500 was made on May 17, 2018. No payments have been made since then. The outstanding principal balance at December 31, 2022 and through the date of this report was, $59,514.

On January 16, 2015, the Company agreed to a $78,750 principal Convertible Redeemable Note with LG Capital Funding, LLC (“LG Capital”). The Note matures on January 16, 2016, unless earlier converted pursuant to the terms of the Convertible Note. The Note bears interest at 8% per annum. The outstanding principal and interest under the Note is convertible, solely upon an Event of Default (as defined in the Note), at the option of the Holder of the Note into shares of the Company’s common stock as set forth in the Note. On December 12, 2017, the Company entered into a redemption agreement with LG Capital Funding, LLC, to repay the outstanding balance. The outstanding principal balance at December 31, 2022, and through the date of this report was, $48,610.

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

Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017 (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims; (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit; and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. As of December 31, 2021, and through the date of this report $2,550,000 remains outstanding.

On December 23, 2017, the Company entered into a $485,000 Demand Promissory Note with Vox Business Trust, LLC (the “Purchaser”). The note was in settlement of the amounts accrued under a consulting agreement (Note 7), including $200,000 owed for retainer payments through December 2017 and $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018. As of December 31, 2022, and through the date of this report $861,500 of the Demand Promissory note remains outstanding.

On December 26, 2017, the Company entered into a $485,000 Demand Promissory Note with RLT Consulting, Inc (the “Purchaser”). The note was in settlement of the amounts accrued under a consulting agreement (Note 7), including $200,000 owed for retainer payments through December 2017, and $285,000 owed to the Purchaser when the Resolution Progress Funding was met on December 22, 2017. As part of the agreement, the Purchaser may not demand payment prior to the date of the Resolution Funding Date. The Company also agreed to grant 5,000,000 shares within 90 days of the Resolution Progress Funding Date and 10,000,000 shares within 90 days of the Resolution Funding Date. The 5,000,000 shares were issued on March 13, 2018 (along with an additional 4,000,000 for further services). As of December 31, 2022, and through the date of this report $861,500 of the Demand Promissory note remains outstanding.

 On May 15, 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. The Investment Return is being recognized as interest expense over the three months. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $13,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.75% and expected volatility of the Company’s common stock, of 274.39%, Due to the short-term nature of the Investment Agreement, the warrant fair value was immediately expensed as a financing cost. As of December 31, 2022, the Investment Return has not been paid to the Purchaser, and $200,000 is outstanding.

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

On May 1, 2018, the Company entered into a $36,000 promissory note with an individual with $5,000 original issue discount for net proceeds of $31,000. As of December 31, 2022, and through the date of this report the outstanding balance of the demand Promissory note is $11,000.

On June 1, 2018, the Company entered into a $300,000 non-convertible note with an accredited investor with $150,000 original issue discount (“OID”) for net proceeds of $150,000. As part of the note agreement, the Company also agreed to issue the investor 5,000,000 warrants at an exercise price of $0.01, exercisable for a period of three (3) years. The warrants were valued using the Black Scholes Merton model, resulting in a relative fair value after allocation of $28,378. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.62% and expected volatility of the Company’s common stock, of 275.26%, The relative fair value of the warrants as well as the OID have been classified as a debt discount to be amortized over the life of the note using the effective interest method. Payments of $100,000 were made on May 31, 2019, and June 24, 2019. The final payment of $100,000 was made on March 10, 2021

Securities Purchase Agreement/Convertible Notes

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

The note was extended by the lender on October 21, 2021. The principal balance owed as of December 31, 2020, was $608,760. On June 11, 2021, interest on the note in the amount of $115,200.00 was converted into 8,000,000 shares of the Company’s common stock. The outstanding balance as of October 21, 2021, of $737,597, was converted into 25,500,000 shares of the Company’s common stock. The lender also received the 5,000,000 warrants mentioned in the above paragraph.

 Convertible Promissory Note

On April 7, 2020, The Company entered into a convertible promissory note arrangement with Actus Fund, LLC in the principal amount of $197,000. The principal amount of the note with interest at 12% is due on February 7, 2021. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of December 31, 2022, and through the date of this report, the principal balance Totaling $197,000 is outstanding.

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

On November 23, 2021, and December 17, 2021, GS Capital Partners converted $14,020 and $30,762 of principal and interest for 1,164,519 and 3,076,168 shares of the Company’s Common Stock~~.~~

In 2022, GS Capital Partners converted $113,750 and $13,491 of principal and interest for 12,825,461 shares of the Company’s Common Stock. As of December 31, 2022, and through the date of this report, the principal balance totaling $2,141,632 is outstanding.

On June 29, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $53,000 due on June 29, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off by a related party on January 21, 2021.

On August 25, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $103,000 due on August 25, 2021. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. The note was paid off by the CEO of the Company on February 24, 2021.

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

On June 7, 2021, the Company and Geneva Roth Remark Holdings, Inc., entered into a security purchase agreement (“SPA”) for an 8% promissory note in the aggregate principal of $251,625, with a maturity date of June 7, 2022. The note included a original issuance discount (“OID”) of $22,875, for a purchase price of $228,750. The interest was applied as a one - time interest charge upon the issuance date, in the amount of $20,130, recognized in accrued interest. The monthly payments will include the outstanding principal and accrued interest, in 10 monthly payments of $27,175, with the first payment on July 30, 2021. Upon an event of default, as set forth in the agreement, the holder shall have the right to convert the outstanding balance of the note into shares of common stock of the Company, with a conversion rate based on 75% of the lowest trading price of the common stock for the 5 trading days prior to the conversion date. In addition, upon default, the interest increases to 22%, and any outstanding principal and accrued interest shall be increased by 150%. The Company is required at have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note, which was initially 29,494,505 shares. While the note is still outstanding the Company shall not, without written consent of the holder, issue any variable convertible instruments with a convertible price that varies with the market price of the Company’s common stock, nor shall the Company without the holder’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets outside the ordinary course of business.  In connection with the note, the Company issued 2,096,875 warrants, exercisable each at $03, with a 3-year term. The note was paid off by the Company on March 25, 2022.

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

In 2022, Leonite Capital, LLC converted $454,546 of principal for 45,454,577 shares of the Company’s Common Stock. As of December 31, 2022, and through the date of this report, the principal balance totaling $970,111 is outstanding.

On February 3, 2022, the Company and Sixth Street Lending Group entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $103,750 due on February 3, 2023. The note is convertible into shares of common stock of the Company beginning on the date which is one hundred eighty (180) days following the date on this note and ending on later of the Maturity date and the date of payment of the Default mount. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date.  As of December 31, 2022, and through the date of this report, the principal balance Totaling $131,096 is outstanding.

On March 25, 2022, the Company and Sixth Street Lending Group entered into a security purchase agreement f Convertible Note in the aggregate principal of $258,638.00 due on March 25, 2023. A one-time interest charge of 12%, $31,036.500, shall be added to the principal amount due. The note is convertible into shares of common stock of the Company beginning on the date which is one hundred eighty (180) days following the date on this note and ending on later of the Maturity date and the date of payment of the Default mount. The conversion price is equal to the Variable Conversion price which is defined as 75% of the Market Price during the ten, 10 days trading days prior to the Conversion date.  As of December 31, 2022, and through the date of this report, the principal balance of $256,219 and interest of $24,823.60 is outstanding.

On June 14,2022, the Company and 1800 Diagonal Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $128,750, due on June 14, 2023 The note is convertible into shares of common stock of the Company beginning on the date which is one hundred eighty (180) days following the date on this note and ending on later of the Maturity date and the date of payment of the Default mount. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date.  As of December 31, 2022, and through the date of this report, the principal balance totaling $162,685 is outstanding.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared on the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2022, of $55,110,636 as well as negative cash flows from operating activities. Furthermore, as of the date of this filing, the Company does not have sufficient cash resources to achieve its goals through December 31, 2023.

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

Working Capital Deficiency

	December 31,	December 31,
	2022	2021
Current Assets	$1,043	$98,800
Current Liabilities	16,076,425	11,257,572
Working Capital	$(16,075,382)	$(11,128,449)

The decrease in current assets from 2021 to 2022 is due to an Increase in cash provided by financing activities. The increase in current liabilities is mainly due to increases in Convertible Notes Payable and Notes Payable during the year ended December 31, 2022.

Cash Flow

	Year Ended
	December 31,	December 31,
	2022	2021
Net cash (used in) operating activities	$(523,125)	$(2,639,564)
Net cash (used in) investing activities	(138,917)	—
Net cash provided by financing activities	564,285	2,738,100
Increase(decrease) in cash	$(97,757)	$98,536

Operating Activities

Net cash used in operating activities was $523,125 for the year ended December 31, 2022. Cash used during the year ended December 31, 2022, was primarily due to the net loss of $5,761,061

Net cash used in operating activities was $2,639,564 for the year ended December 31, 2021. Cash provided during the year ended December 31, 2021, was $98,536 was primarily due to the cash provided by financing activities of $2,738,100.

Investing Activities

For the years ended December 31, 2022, and 2021, there was $138,917 and $0.00 of cash used for investing activities.

Financing Activities

For the years ended December 31, 2022, and 2021, net cash provided by financing activities was $ and $2,738,100 respectively. Cash provided by financing activities was due to the proceeds from convertible payable and notes payable.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, William Delgado, who is our Chief Executive Officer (Principal Executive Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2019 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, and December 31, 2021, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of William Delgado serving as our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of December 31, 2022, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, 2022, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

The information required by this section is disclosed in Part II, Item 5.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the directors and executive officers of the Company as of December 31, 2022 Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Position Held with Company	Age	Date First Elected or Appointed
William J. Delgado	Chief Executive Officer, Chairman of the Board	62	May 13, 2016
Jerome J. Gomolski	Chief Financial Officer	74	April 10, 2015
Gary A. Gray	Vice President, Chief Technology Officer	69	August 12, 2013

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

Jerome J. Gomolski – Chief Financial Officer

Mr. Gomolski became the Chief Financial Officer of our subsidiary, NACSV, on January 1, 2015, and was appointed the Company’s Chief Financial Officer on April 10, 2015. Mr. Gomolski has specialized in auditing, corporate and individual income tax, and forensic accounting for over 30 years. Mr. Gomolski began his financial career in the corporate accounting department of International Harvester in Chicago. After graduating from DePaul University in Chicago with a BSC in Accounting he passed the Illinois CPA exam and began working for several large accounting firms. Several years later, he returned to International Harvester as Manager of Financial Planning and Analysis. In 1982, Jerry was offered an opportunity to relocate to South Florida and return to public accounting. There he brought his experience and talent to work with two large accounting firms. His increasing responsibility led to a partnership.

Family Relationships

There are no other family relationships between and among any of our directors or executive.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings in the year-ended December 31, 2022. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the Company.

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

Communicating with the Board of Directors

Special Litigation Committee of the Board of Directors

Certain current and former directors and officers of the Company are parties to certain derivative litigations. The claims asserted in these litigations are assets of the Company. The Board of Directors of the Company (the “Board”) has determined that it is in the best interests of the Company and its shareholders to form a Special Litigation Committee of the Board (“Special Litigation Committee”) to investigate and evaluate the claims and allegations asserted in the Litigations and make a determination as to how the Company should proceed with respect to the Litigations and the asserted claims and allegations.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2022, none of our greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the years ended December 31, 2022, and 2021, of our named executive officers.

Summary Compensation Table

Name and		Salary	Bonus	Stock Award	Option Award	Nonequity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jerome J. Gomolski	2022	60,000	—	—	—	—	—	—	60,000

Jerome J. Gomolski (1)	2021	48,000	—	—	—	—	—	—	48,000

Wiliam J. Delgado (2)	2021	240,000	—	—	—	—	—	—	240,000

Wiliam J. Delgado (2)	2021	1,060,158	—	—	—	—	—	—	1,060,158

(1)	Mr. Gomolski joined the company as Chief Financial Officer of our subsidiary, NACSV, on January 5, 2015. He was appointed the Company’s Chief Financial Officer effective April 10, 2015.

(2)	Mr. Delgado was appointed Chief Executive Officer and Chairman of the Board on May 13, 2016. He was appointed Executive Vice President on August 12, 2013. Prior thereto he served as our CEO, President and Chief Financial Officer.

(3)	The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with ASC 718. These amounts represent restricted stock awards and stock options granted to the named executive officers, and do not reflect the actual amounts that may be realized by those officers.

Key Employee Employment Agreements

We have an employment agreement with Chief Executive Officer, William Delgado.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as of December 31, 2022, and December 31, 2021, regarding unexercised stock options and restricted stock awards granted to each of our named executive officers:

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

2014 Equity Incentive Plan

On May 9, 2014, our shareholders approved the 2014 Global Digital Solutions Equity Incentive Plan (“Plan”) and reserved 20,000,000 shares of our common stock for issuance pursuant to awards thereunder, including options, stock appreciation right, restricted stock, restricted stock units, performance awards, dividend equivalents, or other stock-based awards. The Plan is intended as an incentive, to retain in the employ of the Company, our directors, officers, employees, consultants, and advisors, and to attract new officers, employees, directors, consultants, and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Plan is administered by the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Common Stock as of December 31, 2022, (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of December 31, 2021, there were 800,543,896 shares of Common Stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner (4)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	William J. Delgado (2)	6,358,032	0.08%
Common Stock	Jerome J. Gomolski (3)	5,000,000	0.06%
Common Stock	Gary Gray	4,000,000	0.05%
	Total Beneficial Holders as a Group	15,358,032	0.0192%

Applicable percentages are based on 800,543,896 shares outstanding as of December 31, 2022, and includes issued and outstanding shares of common stock as well as vested but unissued restricted shares. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting power.

Includes (a) 3,221,032 shares owned by Bronco Communications, LLC, an entity which Mr. Delgado controls and (b) 3,137,000 shares owned by Mr. Delgado’s daughters.

Mr. Gomolski has 1,167,667 options of which all have vested.

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

ITEM 13. DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by our independent accounting firm, Turner, Stone & Company, LLP (“TSC”), for the years ended December 31, 2022, and 2021, $70,500 and $61,000, respectively.

Other Fees

 There were no other services provided by TSC during the years ended December 31, 2022, and 2021.

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

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022, AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and Stockholders of Global Digital Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Digital Solutions, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and 2021 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2017.

Dallas, Texas

June 9, 2023

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

Assets
Current assets
Cash	$1,043	$98,800
Total current assets	1,043	98,800

Other Assets
Due from related entity, (Note 9)	—	80,914
Prepaid Expense, (Note 9)	—	22,500
Equipment net of accumulated depreciation of $ 17,773	—	33,009
Software Development costs	—	64,547
Total other assets	—	200,970

Total assets	$1,043	$299,770

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$363,402	$361,813
Accrued expenses	2,028,801	1,481,910
Due to related entity, (Note 9)	50,233	—
Due to Officer (Note 9)	3,281	50,000
Financed insurance policy	11,187	11,187
Derivative liability	3,421,000	809,000
Warrant Liability	1,599,000	606,000
Convertible notes payable, net of discount of $246,470 and $652,178, respectively	3,992,396	3,310,662
Notes Payable	4,607,125	4,627,000
Total Current Liabilities	16,076,425	11,257,572

Commitments and Contingencies (Note 6)

Long term liabilities
Notes payable	—	103,125
Total Liabilities	16,076,425	11,360,697

Stockholders’ deficit
Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2022, and 2021 respectively	1,000	1,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 800,543,896 shares and 737,263,858 issued and outstanding at December 31, 2022, and 2021, respectively	800,544	737,264
Additional paid-in capital	38,233,710	37,370,384
Shares Issuable	—	180,000
Accumulated deficit	(55,110,636)	(49,349,575)
Total stockholders’ deficit	(16,075,382)	(11,060,927)
Total liabilities and stockholders’ deficit	$1,043	$299,770

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021

Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—

Operating expenses
Selling, general and administrative expenses	427,132	2,240,437
Total operating expenses	427,132	2,240,437

Loss from operations	427,132	2,240,437

Other expense (income)
Change in fair value of derivative liability	2,090,500	(7,348,389
Change in warrant liability	993,000	(1,782,000)
Loss on disposal of fixed assets	97,555	—
Loss on write off of prepaid expense		315,000
Financing costs	—	63,000
Interest expense	1,000,866	2,008,670
Amortization of original issue discount	1,089,902	2,303,973
Gain on settlement of accrued expenses	—	(12,000)
Loss on conversion of notes payable	62,106	—
Total other expense (income)	5,333,929	(4,451,746)

Income tax expense	$—	$—

Net (Loss) Income	$(5,761,061)	$2,211,309

Net (Loss) per common share, basic and diluted	$—	$—

Weighted average common shares outstanding, basic	800,543,896	737,263,858
Weighted average common shares outstanding, basic and diluted		1,420,563,361

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022, AND 2021

	Common Stock		Preferred Stock		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shared Payable	Deficit	Total
Balance, December 31, 2020	668,338,264	$668,338	1,000,000	$1,000	$34,086,086	—	$(51,560,884)	$(16,805,460)

Shares Issued for conversion of debt	50,619,573	50,620	—	—	1,027,933	—	—	1,078,553

Shares issued for financing fees	8,000,000	8,000	—	—	384,000	—	—	392,000

Shares issued for services	5,000,000	5,000	—	—	279,500	180,000	—	464,500

Reduction in derivative liability	—	—	—	—	1,602,171	—	—	1,602,171

Warrant Exercise	5,306,021	5,306	—	—	(9,306)	—	—	(4,000)

Net Income	—	—	—	—	—	—	2,211,309	2,211,309

Balance, December 31, 2021	737,263,858	$737,264	1,000,000	$1,000	$37,370,384	$180,000	$(49,349,575)	$(11,060,927)

Shares Issued for conversion of debt	58,280,038	58,280	—	—	568,326	—	—	626,606

Shares issued for services	5,000,000	5,000	—	—	175,000	(180,000)	—

Reduction in derivative liability	—	—	—	—	120,000	—	—	120,000

Net (Loss)	—	—	—	—	—	—	(5,761,061)	(5,761,061)

Balance, December 31, 2022	800,543,896	$800,544	—	$1,000	$38,233,710	$—	$(55,110,636)	$(16,075,382)

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2022	2021

Cash flows from operating activities:
Net Income (Loss)	(5,761,061)	$2,211,309
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	—	12,695
Amortization of debt discount	1,089,901	2,303,945
Change in fair value of derivative liability	2,090,500	(7,348,389)
Change in fair value of warrant liability	993,000	(1,782,000)
Stock-based compensation	—	464,500
Consulting fees added to note payable principal	(123,000)	240,000
Interest expense from warrant liability	—	881,000
Extension fees added to principal balance	176,536	250,000
Penalty/other extension fees for notes payable	251,169	—
Loss (gain) on Conversion of NP	62,105	—
Loss on Disposal of Fixed assets	97,556	—
Legal fees for note issuance	—	17,795

Changes in operating assets and liabilities:
Prepaid expenses	22,500	(22,500)
Prepaid expense from related party	—	315,000
Due from related entity	—	(10,204)
Accounts payable	1,588	(124,780)
Accrued expenses	576,081	203,356
Due to Related Party	—	—
Due to officer		(251,291)
Net cash (used in) operating activities	(523,125)	(2,639,564)

Cash flows from investing activities:
Advances to related party	(138,917)	—
Net cash (used in) investing activities	(138,917)	—

Cash flows from financing activities:
Proceeds from notes payable	100,000	—
Payments of notes payable	—	(125,000)
Proceeds from convertible notes payable	575,000	3,403,750
Payments of convertible notes payable	(306,981)	(540,650)
Repayment of advanced to officer	(46,719)	—
Proceeds from Related Party	242,985	—
Net cash provided by (used in) financing activities	564,285	2,738,100

Net increase (decrease) in cash	(97,757)	98,536

Cash at beginning of year	98,800	264

Cash at end of year	$1,043	$98,800

Non-Cash Items
Convertible notes and interest paid by officer	(27,176)	253,000
Debt discount from derivative on convertible notes payable	(641,500)	386,823
Reduction in derivative liability from payments on convertible notes payable	(120,000)	(4,000)
Debt discount from issuance of warrants with convertible note payable	—	1,507,000
Discount on convertible notes payable	(42,693)	(490,214)
Conversion of Convertible notes payable	(557,760)	(743,583)
Cashless exercise of warrants	—	5,306
Settlement of derivative liability to APIC		1,743,908
Convertible notes and interest paid by affiliate	(27,176)	53,000
Convertible debt settled through issuance of common shares	564,501	1,078,552
Reduction in accrued compensation due to officer	—	53,000
Shares issued for accounts payable	(180,000)	—
Warrant exercise shares	—	(4,000)

Supplemental Disclosure:

During the Year ended December 31,2022 the company paid $29,449 of Loan Interest.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, for the current year ended December 31, 2022, which we had a net loss of $5,761,061 used net cash of $523,125 to fund operating activities. On December 31, 2022, we had cash of $1,043 an accumulated deficit of $55,110,636 a working capital deficit of $16,076,425 and stockholders’ deficit of $16,075,382. We have funded our activities to date almost exclusively from equity and debt financings.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2022, and 2021 The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

Derivative Financial Instruments

We account for conversion options embedded in convertible notes payable in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC’) 815, “Derivatives and Hedging”. Subtopic ASC 815-15, Embedded Derivatives generally requires companies to bifurcate conversion options embedded in the convertible notes from their host instruments and to account for them as free standing derivative financial instruments. Derivative liabilities are recognized in the consolidated balance sheet at fair value as Derivative Liabilities and based on the criteria specified in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own Equity. The estimated fair value of the derivative liabilities is calculated using various assumptions and such estimates are revalued at each balance sheet date, with changes recorded to other income or expense as Change in fair value of derivative liability in the consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the instrument origination date and reviewed at the end of each event date (i.e. conversions, payments, etc.) and the measurement period end date for financial reporting. See Note 4 Fair Value Measurement.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Year Ended
	December 31,	December 31,
	2022	2021

Convertible notes and accrued interest	268,563,014	361,265,001
Preferred Stock	296,201,242	227,787,627
Stock options	12,900,000	12,900,000
Warrants	66,446,875	81,346,875
Potentially dilutive securities	644,111,131	683,299,503

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

Warrant liability
	2022	2021
Warrant Liability balance at beginning of period	606,000	560,000
Additions to warrant liability	—	(1,736,000)
Change in fair value	993,000	1,782,000

Balance at end of period	1,599,000	606,000

At December 31,2022 the fair Value of the warrant liability was estimated using a Black Scholes model with the following weighted-average inputs: the price of the Company's Common stock of $0.0249; a risk free interest rate of 3.0% and expected volatility of the Company's common stock of 173.54%. 185.9% to 205.9% and the remaining terms of each warrant issuance.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	December 31,	December 31,
	2022	2021
Accrued compensation to executive officers	$141,997	$90,834
Accrued professional fees and settlements	73,890	86,392
Accrued interest	1,812,914	1,304,684
Total accrued expenses	$2,028,801	$1,481,910

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at December 31, 2022, and December 31, 2021. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the years ended December 31, 2022, and 2021:

Balance at beginning of period	$809,000	$9,367,159
Additions	641,500	266,000
Settlements	(120,000)	(1,580,000)
Change in fair value	2,090,500	(7,244,159)
Balance at end of year	$3,421,000	$809,000

Embedded Derivative Liabilities of Convertible Notes

At December 31, 2022, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate — 4.73%; term — 1 years; volatility — 173.74%; dividend rate — 0%. At December 31, 2021, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free interest rate — 0.082.45%; term — 0.31.25 years; volatility — dividend rate — 173.74%.

NOTE 5 – NOTE PAYABLE

Convertible Note Payable

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 35,015,467 and 33,408,936 at December 31, 2022 and 2021, respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017, and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of December 31, 2022, and through the date of this report, the principal balance totaling $48,610 is outstanding and remains in default.

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2017, and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of December 31, 2022, and through the date of this report, the principal balance totaling $59,514 is outstanding and remains in default.

On April 7, 2020, the Company entered into a convertible promissory note arrangement with Actus Fund, LLC in the principal amount of $197,000. The principal amount of the note with interest at 12% is due on February 7, 2021. The note is convertible into shares of the Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of December 31, 2022, and through the date of this report, the principal balance totaling $197,000 is outstanding.

On August 5, 2020, The Company and Adar Alef, LLC entered into a security purchase agreement in the aggregate principal  of $150,000. The notes shall contain a 5% OID such that the purchase price shall be $142,500. The note was paid off on May 12, 2021, by the CEO of the Company.

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

On March 1, 2021, the Company received the first tranche of $1,000,000 from Leonite Capital. In connection with the note, the Company issued 20,000,000 warrants, exercisable at $0.10, with a 10-year term and contain full-ratchet anti-dilution protection provisions, with a fair value of $507,000. The Company also issued 4,000,000 shares of common stock as commitment shares to the noteholder, with a fair value of $204,000. The warrants and the commitment shares resulted in a debt discount of $1,000,000, which will be amortized using the effective interest method over the life of the convertible note, and the excess of $101,000 recognized as interest expense at issuance. The warrants were evaluated to be classified as a liability, as based on the various convertible notes outstanding with variable conversion rates it cannot be determined if there are sufficient authorized shares available during the contract period. As of December 31, 2022, and through the date of this report, the principal balance totaling $970,111 is outstanding.

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

The Company received the second tranche as follows; May 24, 2021, $796,000, July 15, 2021, $90,000, and July 21, 2021, $208,500. As of December 31, 2022, and through the date of this report, the principal balance totaling $2,141,632 is outstanding.

On June 7, 2021, the Company and Geneva Roth Remark Holdings, Inc., entered into a security purchase agreement (“SPA”) for an 8% promissory note in the aggregate principal of $251,625, with a maturity date of June 7, 2022. The note included a original issuance discount (“OID”) of $22,875, for a purchase price of $228,750. The interest was applied as a one- time interest charge upon the issuance date, in the amount of $20,130, recognized in accrued interest. The monthly payments will include the outstanding principal and accrued interest, in 10 monthly payments of $27,175, with the first payment on July 30, 2021. Upon an event of default, as set forth in the agreement, the holder shall have the right to convert the outstanding balance of the note into shares of common stock of the Company, with a conversion rate based on 75% of the lowest trading price of the common stock for the 5 trading days prior to the conversion date. In addition, upon default, the interest increases to 22%, and any outstanding principal and accrued interest shall be increased by 150%. The Company is required at have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note, which was initially 29,494,505 shares. While the note is still outstanding the Company shall not, without written consent of the holder, issue any variable convertible instruments with a convertible price that varies with the market price of the Company’s common stock, nor shall the Company without the holder’s written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business.  In connection with the note, the Company issued 2,096,875 warrants, exercisable each at $03, with a 3-year term. The note was paid off by The Company on April 4, 2022.

On February 3, 2022, the Company and Sixth Street Lending LLC entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $103,750. is due on February 3, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the average of the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of December 31, 2022, and through the date of this report, the principal balance totaling $131,096 is outstanding.

On March 25, 2022, the Company and Sixth Street Lending LLC entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $258,638 is due on March 25, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 75% of the Market Price for the average of the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of December 31, 2022, and through the date of this report, the principal balance totaling $256,218 is outstanding.

On June 14, 2022, the Company and Diagonal Leasing entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $128,750 is due on June 14, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the average of the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of December 31, 2022, and through the date of this report, the principal balance totaling $162,685 is outstanding.

On August 18, 2022, the Company and GS Capital Partners, LLC. entered into a security purchase agreement for a 10% Convertible Note in the aggregate principal of $172,000, is due on August 18, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to 70% of the lowest trading price of the Company’s Common Stock for the 20 trading dates immediately preceding the delivery of a notice of conversion. As of December 31, 2022, and through the date of this report, the principal balance totaling $172,000 is outstanding.

On November 7, 2022, the Company and Gary Shover, entered into a security purchase agreement for a 12% Convertible Note in the aggregate principal of $75,000, is due on May 7, 2023. The note is convertible into shares of common stock of the Company at a fixed Conversion rate of $0.139 per share. The investor shall also receive warrants to purchase 500,000 common shares at $.0139 per share. As of December 31, 2022, and through the date of this report, the principal balance totaling $75,000 is outstanding.

On December 14, 2022, the Company and Ronal Minor entered into a security purchase agreement for a 12% Convertible Note in the aggregate principal of $25,000, is due on June 14, 2023. The note is convertible into shares of common stock of the Company at a fixed Conversion rate of $0.139 per share. The investor shall also receive warrants to purchase 500,000 common shares at $.0139 per share. As of December 2022, and through the date of this report, the principal balance totaling $25,000 is outstanding.

On August 17, 2020, the Company and Harbor Gates entered into a security purchase agreement for a 10% Convertible  Promissory Note in the aggregate principal of $165,000 due on May 17, 2021. The note is convertible into shares of common stock of the Company. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 60% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete. outstanding. The note was paid off on May 28, 2021, by the Company.

On May 20, 2020, the Company and GS Capital Partners, LLC entered into a 10% Convertible Note in the aggregate principal of $165,000 due on February 20, 2021. The note can be converted into shares of common stock of the Company. at any time after the issue date. The note was paid off by the Company in the first and second quarters of 2021.

On April 6, 2020, the Company and Power Up Lending Group entered into a security purchase agreement for a 10% Convertible Promissory Note in the aggregate principal of $53,000 due on April 6, 2021. The note is convertible into shares of common stock of the Company. The note can be converted (180) days following the date of the note. The conversion price is equal to the Variable Conversion price which is defined as 61% of the Market Price for the average of the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the conversion date. The note was paid off by the CEO of the Company see Note 9.

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

On June 11, 2021, interest on the note in the amount of $115,200.00 was converted into 8,000,000 shares of the Company’s common stock. The outstanding balance of $761,005, as of October 21, 2021, was converted into 25,500,000 shares of the Company’s common stock. The lender also received the 23,000,000 warrants. The Company recognized a gain of $844,797.00 on the conversions of June 11, 2021, and October 21, 2021. The fair value of the 25,500,000 shares issued was approximately $729,300.00

Notes Payable

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018 for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at December 31, 2022 through the date of this report.

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million, amended in 2019 and increased to $1,850,000. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit (Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. $300,000 was received by the Company in December 2017. As of December 31, 2022, and through the date of this report, the $2,550,000 note remains outstanding.

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

Under the terms of the Vox note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the years ended December 31, 2022, and 2021, consulting fees totaling $120,000 were added to the note principal and are included in the note balance. The note had a balance of $861,500 and $926,500 as of December 31, 2022, and 2021, respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default.

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

Under the terms of the RLT note consulting agreement (Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. During the year ended December 31, 2022, and 2021, consulting fees totaling $120,000 were added to the note principal and are included in the note balance. The note had a balance of $861,500 and $919,500 as of December 31, 2022, and 2021, respectively. Through the date of this report, monthly consulting fees have not been repaid and continue to be added to the principal balance of the note. The note remains in default. RLT was granted a first priority security interest in the Litigation Proceeds and is pari passu to Parabellum and Vox. To that end, they share in the litigation in a priority position to proceed to repay the note.

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. As of December 31, 2022, and through the date of this report, the $11,000 note remained outstanding.

During May 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three years and expired May 2021. The warrants were valued using the Black Scholes Merton model, resulting in a fair value of $13,000 which were recorded as a discount on the note. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.007 at issuance date; a risk-free interest rate of 2.75% and estimated volatility of the Company’s common stock of 220%. As of December 31, 2022, and through the date of this report, the $200,000 principal and $20,000 Investment Return remained outstanding and is in default.

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

On May 12, 2020, the Company and BBVA USA entered into a 1% SBA PPP, Promissory Note, in the aggregate principal of $103,125. The note is payable in monthly payments of $5,805 beginning on December 12, 2020, ending on May 12, 2022. The Company has requested debt forgiveness from the SBA. As of December 31, 2022, and through the date of this report the SBA has not responded to the request and BBVA has waived the monthly payments.

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

On February 5, 2018, United States District Court Southern District of Florida filed a Pretrial Scheduling Order and Order Referring Case to Mediation dated February 5, 2018, for the Company’s lawsuit against Grupo Rontan Electro Metalurgica, S.A., et al. The Case No. is 18-80106-Civ-Middlebrooks/Brannon. The court has issued a schedule outlining various documents and responses that are to be delivered by the parties as part of the discovery plan.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 35,000,000 shares of noncumulative, non-voting, convertible preferred stock, $0.001 par value per share. At December 31, 2022, and 2021, 1,000,000 shares of preferred stock were outstanding.

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

Common Stock

We are authorized to issue 2,000,000,000 shares of common stock, $0.001 par value per share. At December 31, 2022 and 2021 there were 800,542,896 and 737,263,858 Issued, outstanding, or vested but unissued under stock compensation plans, respectively.

Common Stock Warrant

We have issued warrants, which are fully vested and available for exercise, as follows:

The following is a summary of outstanding and exercisable warrants at December 31, 2022:

Outstanding			Exercisable

	Weighted
	Average	Outstanding
Range of	Number	Remaining	Weighted	Number	Weighted
Exercise	Outstanding	Contractual	Average	Exercisable	Average
Prices	at 12/31/2022	Life (in yrs)	Exercise Price	at 12/31/2022	Exercise Price
$0.01	12,000,000	4	$0.01	12,000,000	$0.01
$0.01	1,000,000	4.1	$0.01	1,000,000	$0.01
$0.01	1,000,000	4.2	$0.01	1,000,000	$0.01
$0.01	1,000,000	4.3	$0.01	1,000,000	$0.01
$0.01	1,000,000	4.4	$0.01	1,000,000	$0.01
$0.01	1,000,000	4.5	$0.01	1,000,000	$0.01
$0.01	1,000,000	4.6	$0.01	1,000,000	$0.01
$0.01	1,000,000	4.7	$0.01	1,000,000	$0.01
$0.01	1,000,000	4.8	$0.01	1,000,000	$0.01
$0.01	1,000,000	4.9	$0.01	1,000,000	$0.01
$0.01	1,000,000	5	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.1	$0.01	1,000,000	$0.01
$0.01	10,000,000	9	$0.01	10,000,000	$0.01
$0.01	20,000,000	8	$0.01	20,000,000	$0.01
$0.03	2,096,875	1	$0.01	2,096,875	$0.01
$0.01	10,750,000	4.8	$0.01	10,750,000	$0.01
$0.01	500,000	3	$0.01	500,000	$0.01
$0.01	100,000	3	$0.01	100,000	$0.01
	66,446,875			66,446,875

All warrants are exercisable at any time through the date of expiration. All agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis.

The following is a summary of outstanding and exercisable warrants at December 31, 2021:

Outstanding			Exercisable

	Weighted
	Average	Outstanding
Range of	Number	Remaining	Weighted	Number	Weighted
Exercise	Outstanding	Contractual	Average	Exercisable	Average
Prices	at 12/31/2021	Life (in yrs)	Exercise Price	at 12/31/2021	Exercise Price
$0.01	5,000,000	0.5	0.004	5,000,000	$0.01
$0.01	3,750,000	2.1	0.002	3,750,000	$0.01
$0.01	12,000,000	2	$0.01	12,000,000	$0.01
$0.01	2,500,000	2.8	$0.01	2,500,000	$0.01
$0.01	10,000,000	8.2	$0.01	10,000,000	$0.01
$0.01	20,000,000	8.3	$0.01	20,000,000	$0.01
$0.01	2,096,875	3.6	$0.01	2,096,875	$0.01
$0.01	12,000,000	5	$0.01	12,000,000	$0.01
$0.01	1,000,000	5.1	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.2	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.3	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.4	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.5	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.6	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.7	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.8	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.9	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.1	$0.01	1,000,000	$0.01
$0.01	1,000,000	5.1	$0.01	1,000,000	$0.01
	78,346,875			78,346,875

The intrinsic value of warrants outstanding at December 31, 2022, and 2021, was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the warrant multiplied by the number of warrants outstanding or exercisable.

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

Stock-based compensation expense for the years ended December 31, 2022, and 2021 was $0 and $5,075, respectively.

Awards Issued Under Stock Incentive Plans

Stock Option Activity

On December 31, 2022, and 2021we have outstanding stock options of 12,900,000 and 13,650,002 respectively - all of which are fully-vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 3 years as of December 31, 2022.  In 2021 there were 750,000 options exercised.

During the years ended December 31, 2022, and 2021, we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding at December 31, 2022, and 2021, was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

					December 31, 2022
Name	Date of Grant	Number of Shares	Vest from	Vest To	Vested	Unvested	Forfeited
Mathew Kelley	4/17/13	1,250,000	4/30/13	3/31/14	1,250,000	—	—
	4/17/13	1,250,000	2/28/14	1/31/15	1,250,000	—	—

Richard J. Feldman	4/30/14	500,000	4/30/14	3/30/15	500,000	—	—
		500,000	4/30/15	3/30/16	375,000	—	125,000

Gary Gray	3/7/15	1,000,000	3/7/15	5/30/15	1,000,000	—	—

Ross Trevino	3/7/15	500,000	3/7/15	5/30/15	500,000	—	—
		5,000,000			4,875,000	—	125,000

The aggregate intrinsic value of the restricted stock grant was $0 on December 31, 2022, and 2021.

NOTE 8 – INCOME TAXES

Net (Income) Loss - book	$5,761,061
Permanent Differences:
Loss on disposal of fixed assets	(97,555)
Change in warrant liability	(993,000)
Change in derivative	(2,090,500)
Debt discount amortization	(1,089,902)
Estimate loss - tax basis	1,490,104

Reconciliations between the statutory rate and the effective tax rate for the year ended December 31, 2022 consist as follows:

	2022
	Amounts	Rate
Income tax expense at
statutory federal rate of 21%	1,210,000	21%
Permanent Differences
Loss on disposal of Fixed assets	(20,000)	0%
Change in warrant liability	(209,000)	-4%
Change in derivative	(439,000)	8%
Debt discount amortization	(229,000)	-4%
Increase (decrease) in valuation allowance	313,000	-21%
Income tax expense (benefit) at
Company's effective tax rate	$—	0%

	TOTAL	Activity	TOTAL
	12/31/2021	2022	12/31/2022

Net Operating Loss Carryforward	$21,774,808	$313,000	$22,087,808

NOL tax benefit	$4,004,010	$313,000	$4,317,010

Total Deferred Tax Assets	4,004,010	313,000	4,317,010
Valuation allowance	$(4,004,010)	$(313,000)	$(4,317,010)
	$—	$—	$—

As of December 31, 2022, the Company had $ 22,087,808 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2029. Current or future ownership changes, including issuances of common stock under the terms of the Company’s convertible notes payable that were entered into during 2015 and the closing of the Rontan Transaction may severely limit the future realization of these net operating losses.

The Company provides for a valuation allowance when it is more likely than not that they will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against their net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, they have not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $313,000 for the year ended December 31, 2022, related to the current year activity.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of December 31, 2022, there were no unrecognized tax benefits, or any tax related interest or penalties.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to officer

As of December 31, 2022, the Company owes Mr. Delgado $21,000 in accrued compensation.

During 2021 Mr.Delgado paid off approximately $390,000 of the Company’s debt. The Company paid Mr. Delgado approximately $1,326,000 which included repayment for amounts paid for the notes and compensation. The Company owes Mr. Delgado $50,000 at December 31, 2021 for money advanced.

During 2022 Mr. Delgado advance The Company $9,000 for payment of operating expenses. The Company reimbursed Mr. Delgado  $55,000 for his outstanding balance at December 31, 2021, and the current year advance. The Company owes Mr. Delgado approximated $3,300 at December 31, 2022.Due from Related Party

During the year ended December 31, 2022, The Company advanced approximately $140,000 to Eco Growth Strategies for operating expenses. During 2022 Eco Growth repaid The Company approximately $270,000in repayment of the current year advances, $140,000, and prior year balance of $80,000. At December 31, 2022, The Company owes Eco Growth approximately $50,000.

During the year ended December 31, and 2021, the Company advanced Eco Growth Strategies, a related entity, $80,195 to cover administrative costs and legal expense.

Accounts Payable

	December 31,	December 31,
	2022	2021
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$57,099	$57,099

Accrued Compensation

On December 31, 2022, and December 31, 2021, we had $ 21,163 and $0.00 payable to William J. Delgado and $120,834 and $90,834 to Jerome Gomolski, respectively.

,
		William	Jerome
	Total	Delgado	Gomolski
Balance 12/31/2021	$90,834	$0.00	$90,834

2022 Salary	300,000	240,000	60,000
Payments	(248,837)	(218,837)	(30,000)

Balance 12/31/2022	$(141,997)	$(21,163)	$(120,834)

NOTE 10 – SUBSEQUENT EVENTS

On January 4, 2023, Company and Leonite Capital,LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $41,666.67 less an original issue discount of $4,166.67. The note shall be paid in one or more tranches. The Company received the first tranche of $21,500, on January 12, 2023. The maturity of each tranche shall be 12 months after each Tranche is advanced. The note is convertible into shares of common stock of the Company. The conversion price shall be the lower of $0.01 or the lowest trade price on the Advance Date of the first Tranche.

On January 12, 2023, the Company and GS Capital Partners, LLC. entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $41,667, due on January 12, 2024. The note is convertible into shares of common stock of the Company. The conversion price shall be the lower of $0.01 or the lowest trade price on the date of the First Tranche, Fixed Conversion Price. Upon the advance of the First Tranche the Company shall issue warrants to purchase 5,000,000 shares of the Company common stock. The exercise price is $0.024 per share with a term of 120 Months.

Date	Category	Description		Shares Issued

1/26/2023	Settlemement Agreement	The Company entered into a Settlement Agreement on January 26, 2023, with 1800 Diagonal Lending LLC f/k/a Sixth Street Lending LLC, in the amount of $550,000. The settlement agreement was set aside and a Agreed Final Order was issued on ? Pursuant to the Final order the following note balances and adjustments were made. Initial Notes entered 2/3/2022 with an initial principal amount of $103,750, adjusted to the sum of $131,096.02, plus interest at the rate of 8% from August 8, 2022, until paid. Note entered 6/14/2022 with a principal amount of $ 202,772.57 adjusted to the sum of $256,218.57, plus interest at the rate of 8 % from August 8, 2022, until paid. Note entered June 14, 2022, with an initial principal of $128,750.00 adjusted to the principal amount of $162,685.42 , plus interest at the of 8 % from August 8,2022 until paid.

2/6/2023	Promissory Note	On February 6, 2023, The Company and Fourth Man, LLC entered into a Securities purchase agreement for a 12% Convertible Note in the aggregate principal of $165,000.00 less an original issue discount of $16,500.00. The note will mature in 12 months from the issue date. The note in convertible into shares of common stock on the Company at a price of $0.01. The Company shall issue 8,250,000 warrants shares at an exercise price of $0.01 and an exercise period of five years from the issue date.

2/7/2023	Notice of Conversion	On February 7,2023, GS Capital Partners, LLC. converted $53,474.63 of principal and $13,885.82 of interest for 6,736,045 shares of common stock.		6,736,045

2/8/2023	Notice of Conversion	On February 8, 2023 Leonite Capital LLC converted $100,000 of principal, interest, and fees for 10,000,000 shares of common stock.		10,000,000

2/21/2023	Notice of Conversion	On February 21, 2023 Leonite Capital LLC converted $150,000 of principal and interest for 15,000,000 shares of common stock.		15,000,000

2/23/2023	Notice of Conversion	On February 23,2023, GS Capital Partners, LLC. converted $65,000.00 of principal and $17,277.53 of interest for 8,277,753 shares of common stock.		8,227,753

3/1/2023	Notice of Conversion	On March I, 2023 Leonite Capital LLC converted $200,000 of principal and interest for 20,000,000 shares of common		20,000,000

3/7/2023	Notice of Conversion	On March 7,2023, GS Capital Partners, LLC. converted $80,000.00 of principal and $21,632.88 of interest for 10,163,288 shares of common stock.		10,163,288

3/17/2023	Notice of Conversion	On March 17, 2023, GS Capital Partners, LLC. converted $85,000 of principal and $23,310.96 of interest for 10,831,096, shares of common stock.		10,831,096

3/22/2023	Second Amendment to Senior Secured Convertible Promissory Note	Amended June 30, 2023, the Company entered into a second amendment to senior secured convertible promissory note, with Leonite Capital LLC

4/18/2023	Notice of Conversion	On April 18, 2023, Leonite Capital LLC converted $150,000 of principal and interest for 15,000,000 shares of common		15,000,000

3/17/2023	Notice of Conversion	On March 17, 2023, Leonite Capital LLC converted $200,000 of principal and interest for 20,000,000 shares of common		20,000,000
			—	115,958,182

				798,168,896
				115,958,182
				914,127,078