Form 10-Q
period 2023-03-31
GLOBAL DIGITAL SOLUTIONS INC
filed 2023-07-17
CIK 1011662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of March 31, 2023, there were 901,502,280 shares of the registrant’s common stock outstanding.

GLOBAL DIGITAL SOLUTIONS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED March 31, 2023 and March 31, 2022

- i -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Global Digital Solutions, Inc.

CONDENSED Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash	$1,585	$1,043
Total current assets	1,585	1,043

Total assets	$1585	$1,043

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$363,403	$363,402
Accrued expenses	1,993,038	2,028,801
Due to Officer (Note 9)	3,281	3,281
Due to related entity, (Note 9)	8,198	50,233
Financed insurance policy	11,187	11,187
Derivative Liability	2,019,000	3,421,000
Warrant Liability	748,000	1,599,000
Convertible notes payable, net of discount of $291,584, and $246,470 respectively	3,460,050	3,992,396
Notes Payable	4,607,125	4,607,125
Total Current Liabilities	13,213,282	16,076,425

Commitments and Contingencies (Note 6)

Stockholders’ deficit

Preferred stock, $0.001 par value, 35,000,000 shares authorized, 1,000,000 shares issued and outstanding at March 31, 2023 and 2022, respectively	1,000	1,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 901,502,280 outstanding at September 30, 2022, and 800,543,896 outstanding at December 31, 2022	901,502	800,544
Additional paid-in capital	40,406,740	38,233,710

Accumulated deficit	(54,520,939)	(55,110,636)
Total stockholders’ deficit	(13,211,697)	(16,075,382)
Total liabilities and stockholders’ deficit	$1,585	$1,043

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Global Digital Solutions, Inc.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	March 31,	March 31,
	2023	2022

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	161,534	280,351
Total operating expenses	161,534	280,351

(Loss) from operations	(161,534)	(280,351)

Other expense (income)
Change in fair value of derivative liability	(1,136,000)	45,000
Change in fair value of warrant liability	(851,000)	(178,500)
Loss on conversion of notes payable	753,406	85,241
Amortization of original issue discount	216,386	482,234
Interest expense	265,977	215,757

Total other expense (income)	751,231	649,732

Net (Loss) Income	$589,697	$(930,083)

Net Loss per common share, basic	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic	729,067,488	648,640,637
Weighted average common shares outstanding, diluted	1,062,623,257	-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Global Digital Solutions, Inc.

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Preferred Stock		Paid-In	Shares	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit
Balance, December 31, 2021	737,263,858	$737,264	1,000,000	$1,000	$37,370,384	$180,000	$(49,349,575)	$(11,060,927)

Shares Issued for conversion of debt	58,280,038	58,280	-		568,326		-	626,606

Shares issued for issuance of debt			-				-

Shares issued for services	5,000,000	5,000	-		175,000	(180,000)	-

Reduction in derivative liability	-	-	-		120,000		-	120,000

Warrant Exercise			-				-

Net (Loss)	-	-	-	-	-		(5,761,061)	(5,761,061)

Balance, December 31, 2022	800,543,896	$800,544	1,000,000	$1,000	$38,233,710	$-	$(55,110,636)	$(16,075,382)

Shares Issued for conversion of debt	100,958,182	100,958	-	-	1,662,030	-		1,762,988

Shares Issued for issuance of debt			-

Shares issued for services			-

Reduction in derivative liability			-		511,000			511,000

Warrant exercise			-

Option exercise			-

Net Loss			-				589,697	589,697

Balance, March 31, 2023	901,502,078	$901,502	1,000,000	$1,000	$40,406,740	-	$(54,520,939)	(13,211,697)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Global Digital Solutions, Inc.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$589,697	$(930,083)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	216,386	482,234
Change in fair value of derivative liability	(1,136,000)	45,000
Change in fair value of warrant liability	(851,000)	(178,500)
Consulting fees added to note payable principal	-	137,000
Conversion fees for notes payable	11,250	-
Extension fees added to principal balance	129,644	-
Gain on conversion of notes payable	753,406	85,241

Changes in operating assets and liabilities:
Prepaid expenses	-	22,500
Due from related entity	-	42,473
Accounts payable	-	1,367
Accrued expenses	106,694	219,714
Due to officer	-	(46,719)
Net cash (used in) operating activities	(179,923)	(119,773)

Cash flows from (used in) investing activities:
Advances to Related Party	219,928	-
Net cash (used in) financing activities	219,928	-

Cash flows from financing activities:
Advances from related party	(261,963)	-
Proceeds from convertible notes payable	222,500	100,000
Payments of convertible notes payable	-	(75,488)

Net cash (used in) provided by financing activities	(39,463)	24,512

Net increase (decrease) in cash	542	(95,261)

Cash at beginning of period	1,043	98,800

Cash at end of period	$1,585	$3,539

Non-Cash Items
Convertible notes and interest paid by officer	-	-
Convertible debt settled through issuance of common shares	1,009,582	-
Debt discount from derivative on convertible notes payable	(245,000)	$3,750
Reclass of derivative liability to equity upon repayment/conversions	-	$-
Reduction in derivative liability from payments on convertible notes payable	(511,000)	-
Discount on convertible notes payable	-	$-
Debit discount for issuance of warrants with convertible note	-	$-
Conversion of Convertible notes payable	(1,009,582)	-
Cashless exercise of warrants	-	$-
Settlement of derivative liability to APIC	-	-
Convertible debt settled through issuance of common shares	-	421,182
Shares of common stock issued in relation to debt	-	$-
Shares issued for accounts payable	-	$-
Reduction in accrued compensation and due to officer	-	-
Additional Paid in Capital from payoff of convertible notes payable	-	-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL DIGITAL SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED March 31, 2023

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses and experienced negative cash flows from operations since inception, and for the three months had net income of approximately $590,000 which was mostly the result of change in fair value of derivative liability of $1,136,000 and Warrant Liability of $851,000. The income was offset by loss on conversion of notes payable of $75,300 and amortization of original issue discount of approximately $216,000 and interest expense of $266,000 the Company used net cash of $179,923 to fund operating activities at March 31, 2023, had an accumulated deficit of approximately $54,520,000 and a working capital deficit of approximately $13,212,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. The Company funded its activities to date almost exclusively from equity and debt financings.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2023, and 2022 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our Annual Report on Form 10-K that includes the audited financial statements for the year ended December 31, 2022, as filed with the SEC on April 20, 2022.

The condensed consolidated balance sheet at December 31, 2022, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, NACSV, GDSI Florida, LLC, Global Digital Solutions, LLC, and Harm Alarm. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2023, and December 31, 2022. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits. As of March 31, 2023, the bank balance is not over the federally insured limit. As of March 31, 2023 and December 31, 2022, we had no cash equivalents.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended
	March 31,
	2023	2022
Convertible notes and accrued interest	453,945,414	406,572,394
Preferred Stock	296,201,242	255,284,000
Stock options	13,650,002	13,650,002
Warrants	78,346,875	56,096,875
Potentially dilutive securities	847,937,711	731,603,271

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2023, through the date which the financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3 – ACCRUED EXPENSES

As of March 31, 2023, and December 31, 2022, accrued expenses consist of the following amounts:

	March 31, 2023	December 31, 2022
Accrued compensation to executive officers	$128,334	141,997
Accrued professional fees and settlements	55,163	73,890
Accrued interest	1,809,541	1,812,914
Total accrued expenses	$1,993,038	$2,028,801

NOTE 4 – FAIR VALUE MEASUREMENTS

We had no Level 1 or Level 2 assets and liabilities at March 31, 2023, and December 31, 2022. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the periods ended March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Derivative liability:
Balance at beginning of period	$3,421,000	$809,000
Additions	245,000	641,500
Settlements	(511,000)	(120,000)
Change in fair value	(1,136,000)	2,090,500
Balance at end of year	$2,019,000	$3,421,000

	March 31, 2023	December 31, 2022
Warrant liability:
Balance at beginning of period	$1,599,000	$606,000
Additions	-	-
Change in fair value	(851,000)	(933,000)
Balance at end of year	$748,000	$1,599,000

Embedded Derivative Liabilities of Convertible Notes

At March 31, 2023, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate ranging from 4.5% to 5.0%, the expected volatility of the Company’s common stock ranging from 173.74% to 185.90%; the estimated remaining term, a dividend rate of 0%. and the various estimated reset exercise prices weighted by probability. At December 31, 2022, the fair value of the bifurcated embedded derivative liabilities of convertible notes was estimated using the following weighted-average inputs: risk free dividend rate – 0%.

NOTE 5 – NOTE PAYABLE

During August 2017, Dragon Acquisitions, a related entity owned by William Delgado, and an individual lender entered into a promissory note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018, for a total of $22,000 due on August 31, 2018. The lender has extended the maturity date to December 31, 2022. Dragon Acquisitions assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The $20,000 note remained outstanding at March 31, 2023 and December 31, 2022, and through the date of this report.

On December 22, 2017, the Company entered into a financing agreement with Parabellum, an accredited investor, for $1.2 million, which was then amended in 2020 and increased to $2,550,000. Under the terms of the agreement, the Company is to receive milestone payments based on the progress of the Company’s lawsuit (see Note 6) for damages against Grupo Rontan Metalurgica, S.A (the “Lawsuit”). Such milestone payments consist of (i) an initial purchase price payment of $300,000, which the Company received on December 22, 2017, (ii) $150,000 within 30 days of the Lawsuit surviving a motion to dismiss on the primary claims, (iii) $100,000 within 30 days of the close of all discovery in the Lawsuit and (iv) $650,000 within 30 days of the Lawsuit surviving a motion for summary judgment and challenges on the primary claims. As part of the agreement, the Company shall pay the investor an investment return of 100% of the litigation proceeds to recoup all money invested, plus 27.5% of the total litigation proceeds received by the Company. As March 31, 2023, and December 31, 2022, and through the date of this report, the $2,550,000 note remains outstanding.

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

Under the terms of the Vox note consulting agreement (see Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. As of March 31, 2023, and December 31, 2022. and through the date of this report, the principal balance totaling $861,500 and interest of $290,813 is outstanding. The note remains in default. However, Vox has voluntarily refrained from making demand prior to the resolution funding date.

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

Under the terms of the RLT note consulting agreement (see Note 6), any unpaid consulting fees subsequent to December 2017 causes a default on the note with unpaid consulting fees to be added to the principal of the note. as of March 31, 2023, and December 31, 2022, and through the date of this report the principal balance totaling $861,500 and interest of $290,513 is outstanding~~.~~

Through the date of this report, monthly consulting fees have not been repaid and were added to the principal balance of the note. The note remains in default. However, RLT has voluntarily refrained from making demand prior to the resolution funding date. RLT was granted a first priority security interest in the litigation proceeds and is pari passu to Parabellum and Vox. To that end, they share in the litigation in a priority position to proceed to repay the note.

During April 2018, the Company entered into a two-month $36,000 note payable with $31,000 in proceeds paid directly to a third-party vendor for expenses. The note did not bear interest and included a $5,000 original issue discount. During June 2018, the Company defaulted on the note. The lender has extended the maturity date to December 31, 2021. As of December 31, 2022 and March 31, 2023, and through the date of this report, $11,000 remain outstanding.

During May 2018, the Company entered into an Investment Return Purchase Agreement with an accredited investor (the “Purchaser”) for proceeds of $200,000 (the “Investment Agreement”). Under the terms of the Investment Agreement, the Company agreed to pay the Purchaser the $200,000 proceeds plus a 10% return, or $20,000 (the “Investment Return”) within three (3) months from the date of the Investment Agreement. Such Investment Return shall be paid earlier if the Company secures funding totaling $500,000 within 90 days from the date of the Investment Agreement. The lender has extended the maturity date to December 31, 2021. In addition, the Company agreed to issue to the Purchaser 2,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share, exercisable for a period of three (3) years. As of March 31, 2023, and December 31, 2022, and through the date of this report, the $200,000 principal and $20,000 Investment Return remained outstanding. The note is past the maturity date and has not been repaid through the date the financial statements were issued.

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

The Company has requested debt forgiveness from the SBA. As of March 31, 2023, and December 31, 2022, and through the date of this report the SBA has not responded to the request and NNVA has waived the monthly payment.

Convertible Notes Payable

During January 2015, the Company entered into a one-year $78,750 convertible note payable with LG Capital Funding (LG). The note bears interest at 8% per annum and is convertible at any time at the option of LG into shares of our common stock at a conversion price equal to a 40% discount of the lowest closing bid price for 20 prior trading days including the notice of conversion date. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve four times the potential number of shares of common stock issuable upon conversion, or 17,676,000 and 29,914,000 at December 31, 2022 and March 31, 2023 respectively. The Company defaulted on the note in January 2016. Additionally, as a result of declines in the fair value of the Company’s common stock, from time to time the Company did not have sufficient authorized shares to maintain this required four times share reserve. Accordingly, the note holder had the right to accelerate the repayment of the note and unpaid interest. In addition, LG has the right to require that additional shares and/or monies be paid in connection with the defaults. During December 2017, in settlement of default, the Company and LG entered into a Convertible Note Redemption Agreement under which the Company was to repay $68,110, $39,921 in unpaid principal outstanding at December 31, 2017, and $28,189 in accrued interest, in five payments through April 2018. Through April 2018, the Company repaid $6,500 of principal under the Convertible Note Redemption Agreement. The Company defaulted on the Convertible Note Redemption Agreement in April 2018 and the $28,189 in accrued interest was converted to principal. As of March 31, 2023, and December 31, 2022 and through the date of this report, the principal balance totaling $48,610 and interest of $17,044 is outstanding.

During January 2015, the Company entered into a two-year convertible note payable for up to $250,000 with JMJ Financial (JMJ), of which $110,000 was funded between January and April 2015. The note was issued with an original issue discount of 10% of amounts funded, had a one-time 12% interest charge as it was not repaid within 90 days of the funding date, and is convertible at any time at the option of JMJ into shares of our common stock at the lesser of $0.075 per share or 60% of the average of the trading price in the 25 trading days prior to conversion. The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date. The note requires the Company to reserve 26,650,000 shares of common stock. JMJ had the option to finance additional amounts up to the balance of the $250,000 during the term of the note. The Company defaulted on the note during January 2017. During December 2017, in settlement of default, the Company and JMJ entered into a Repayment Agreement under which the Company was to repay $84,514, $69,070 in unpaid principal outstanding at December 31, 2017, and $15,444 in accrued interest, in four payments through May 2018. Through May 2018, the Company repaid $25,000 of principal under the Repayment Agreement. The Company defaulted on the Repayment Agreement in May 2018 and the $15,444 in accrued interest was converted to principal. As of March 31, 2023, and December 31, 2022, and through the date of this report, the principal balance totaling $59,514 and interest of $10,564 is outstanding.

On April 7, 2020, the Company entered into a convertible promissory note arrangement with Auctus Fund, LLC in the principal amount of $197,000. The principal amount of the note with interest at 12% is due on February 7, 2021. The note is convertible into shares of The Company’s common stock. The conversion price shall equal the lessor of (i) Current Market price or (ii) Variable Market price as defined as Market Price less a 50% discount price. As of March 31, 2023 and December 31, 2022, and through the date of this report, the principal balance totaling $197,000 and interest of $70,920 is outstanding. The note is past the maturity date and has not been repaid through the date the financial statements were issued.

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

On June 14, 2022, Leonite Capital converted $204,080 of principal at a conversion price of $.01 for 20,408,015 shs of common stock. As of March 31, 2023, and December 31, 2022, and through the date of this report, the principal balance totaling $513,103 and $970,111 respectively is outstanding. On May 19, 2022, The Company and Leonite Capital agreed to an extension of the Note’s Maturity date to February 25, 2023. In consideration the Company agreed to an extension fee of 20% of the outstanding Balance. At May 19, 2022, the fixed conversion price was amended to $0.01 from $$0.06. The Second amendment extended the due date of the note to June 30, 2023, and included an extension fee of $35,000 and legal fees of $5,000.

On February 8, 2023 Leonite Capital converted $87,754 of principal, and $14,246 of interest and fees at a conversion price of $.01 for 10,000,000 shs of common stock.

On February 21, 2023 Leonite Capital converted $105,076 of principal, and $44,924 of interest and fees at a conversion price of $.01 for 15,000,000 shs of common stock.

On March 1, 2023 Leonite Capital converted $193,184 of principal, and interest $6,816 of $ principal and fees at a conversion price of $.01 for 20,000,000 shs of common stock.

On March 17, 2023 Leonite Capital converted $190,637 of principal, and interest and fees of $9,363 at a conversion price of $.01 for 20,000,000 shs of common stock.

On January 4, 2023, the Company and Leonite Capital, LLC. entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $41,667, due on January 4 2024. The note is convertible into shares of common stock of the Company. The conversion price shall be the lower of $0.01 or the lowest trade price on the date of the First Tranche. As of March 31, 2023, and through the date of this report $41,667 is outstanding. Upon the advance of the First Tranche the Company shall issue warrants to purchase 5,000,000 shares of the Company common stock. The exercise price is $0.024 per share with a term of 120 Months.

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

The Company received the second tranche as follows; May 24, 2021, $796,000, July 15, 2021, $90,000, and July 21, 2021, $208,500.

On April 21, 2022, GS Capital, LLC converted $31,229. of principal and interest at a conversion price of $.01 for 3,122,914 shares of common stock. As of March 31, 2023, and December 31, 2022, and through the date of this report, the principal balance totaling $1,858,157 and $2,141,632 respectively is outstanding. On May 17, 2022, the Company and GS Capital Partners, LLC into an agreement that the maturity date of all four tranches has been extended by nine months, and changed the fixed conversion price was amended to $0.01 from $$0.06.

On February 7, 2023 GS Capital Partners, LLC. converted $53,475, of principal and $13,886 of interest at a conversion price of $.01 for 6,736,045 shs of common stock.

On February 23, 2023 GS Capital Partners, LLC. converted $65,000, of principal and $17,278 of interest at a conversion price of $.01 for 8,277,753, shs of common stock.

On March 7, 2023 GS Capital Partners, LLC. converted $80,000, of principal and $21,633 of interest at a conversion price of $.01 for 10,163,288, shs of common stock.

On March 17, 2023 GS Capital Partners, LLC. converted $85,000, of principal and $23,311 of interest at a conversion price of $.01 for 10,831,096 shs of common stock.

On August 18, 2022, the Company and GS Capital Partners LLC entered into a securities purchase agreement for a 10% convertible note in the aggregate principal of $172,000. A lump- sum interest payment for twelve (12) months shall be immediately due on the Issue date and shall be added to the principal balance and payable on the maturity date August 18, 2023. Principal payments shall be made in nine (9) installments each in the amount of $21,022.22 commencing on the one hundred twentieth(120th) day following the Issue date The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be equal to 70% of the lowest intraday price during the 20 days preceding the conversion request. The note was funded on August 18, 2022. As of March 31, 2023, and through the date of this report, the principal balance totaling $172,000 and interest of $10,750 is outstanding.

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

On December 10, 2021, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $128,750, due on December 10, 2022. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. On June 7, 2022, the convertible note, accrued interest, and redemption fee, for a total of $167,287 was paid off by the company.

On February 3, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $103,750.00, due on February 3, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of March 31, 2023, and through the date of this report, the principal balance totaling $103,750 and interest of $10,922 is outstanding.

On March 25, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 12% Convertible Note in the aggregate principal of $258,638.00 due on March 25, 2023. A one-time interest charge of 12% $31,036 shall be added to the principal amount due. The note is payable in 10-month installments of $28,967.45 beginning on May 15, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 75% of the Market Price for the during the ten,10 trading days prior to the conversion date. As of March 31, 2023 and December 31, 2022, and through the date of this report, the principal balance totaling $256,219 and interest of $32,510 is outstanding.

On June 14, 2022, the Company and 1800 Diagonal Lending LLC, f/k/a Sixth Street Lending LLC entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $128,750, due on June 14, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of March 3, 2023, and December 31, 2022, and through the date of this report, the principal balance totaling$162,685 and interest of $10,527 is outstanding.

On November 7, 2022, the Company and Gary Shover entered into a security purchase agreement for a 12% Convertible Note in the aggregate principal of $75,000 due on May 7, 2023. The note is convertible into shares of common stock of the Company at a fixed conversion price of $0.139 per share. The investor shall also receive warrants to purchase 500,000 common shares at $0.139 per share As of March 312023, and December 31, 2022, and through the date of this report, the principal balance totaling $75,000 and interest of $3,750 is outstanding.

On December 14, 2022  , the Company and Ronal Minor entered into a security purchase agreement for a 12% Convertible Note in the aggregate principal of $25,000 due on June 14, 2023. The note is convertible into shares of common stock of the Company at a fixed conversion price of $0.139 per share. The investor shall also receive warrants to purchase 500,000 common shares at $0.139 per share As of March 31, 2023, and December 31, 2022, and through the date of this report, the principal balance totaling $25,000 and interest of $750 is outstanding.

On February 6, 2023 the Company and Fourth Man, LLC entered into a Securities purchase agreement for 12% Connvertible Note in the aggregate principal amount of $165,000 les an original issue discount of $16,500. The note will mature in 12 months from the issue date. The note is convertible into shares of common stock of the Company at a price of $0.01. The Company shall issue 8,250,000 warrants at an exercise price of $0.01 and an exercise period of five years from the issue date.

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

Awards Issued Under Stock Incentive Plans

As of March 31, 2023, and December 31, 2022, we have outstanding 13,650,002 stock options - all of which are fully vested stock options that were granted to directors, officers and consultants. The outstanding stock options are exercisable at prices ranging from $0.006 to $0.64 and expire between February 2024 and December 2025, for an average exercise price per share of $0.60 and an average remaining term of 3.6 years as of March 31, 2023.

During the three-month period ended March 31, 2023 and the year ended December 31, 2022, we did not recognize any stock-based compensation cost related to the outstanding stock options. The intrinsic value of options outstanding as of March 31, 2023, and December 31, 2022, was $0. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price of the option multiplied by the number of options outstanding.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to officer

The Due to officer is due on demand, does not bear interest and is unsecured. On June 14, 2022, the CEO William J Delgado Paid a convertible note payment in the amount of $27,175. During the nine--month period ending September 30, 2022, he Company paid Mr. Delgado a total of $75,218 for his salary and a partial repayment for the convertible note payment. The balance owing to Mr. Delgado of $11,957 was paid off on July 7.2022. At March 31, 2023 The amount owed to Mr. Delgado is $3,281.

Due to Related Party

During the three months ended March 31, 2023 the Company advanced Eco-Growth Strategies, Inc. a related entity $42,035, to cover operating expenses and Eco Growth repaid the amount advanced. At March 31, 2023, the Company has a payable of $8,198 to Eco Growth.

Accrued Compensation

As of March 31, 2023., and December 31, 2022, we had a receivable of $23,521 and a payable of $21,630, to William J. Delgado and $128,334 and $120,834 payable to Jerome Gomolski, respectively. Accrued compensation is included in Accrued expenses.

		William	Jerome
	Total	Delgado	Gomolski
Balance December 31, 2022	$141,997	$21,163	$120,834
1-Q 2023 Salary	75,000	60,000	15,000
Payments,	(112,184)	(81,163)	(7,500)
Balance March 31, 2023	$128,334	$(23,521)	$128,334

Accounts Payable

	March 31,	December 31,
	2023	2022
RLT Consulting	$21,591	$21,591
Jerry Gomolski	25,000	25,000
Charter 804CS	20,099	20,099
Gary Gray	12,000	12,000
	$78,690	$78,690

During August 2017, Dragon Acquisitions, an entity owned by William Delgado, a related party, and an individual lender entered into a Promissory Note agreement for $20,000 as well as $2,000 in interest to accrue through maturity on August 31, 2018, for a total of $22,000 due on August 31, 2018. Dragon Acquisition assumed payment of a payable of the Company and the Company took on the note. The Company defaulted on the note at maturity in August 2018. The lender has extended the maturity date to December 31, 2021. The $22,000 note remained outstanding as of March 31, 2023, and December 31, 2022, and through the date of this report.

NOTE 10 – SUBSEQUENT EVENT

On April 18, 2023, Leonite Capital converted $139,901 of principal, and $10,198 of interest and fees at a conversion price of $.01 for 15,000,000 shs of common stock.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Revenues

There was no revenue for the three months ending March 31, 2023, or March 31, 2022

Our operating expenses for the three months ended March 31, 2023, are summarized as follows in comparison to the three months ended March 31, 2022

	For The Three Months Ended
	March 31
	2023	2022
Salaries and related expenses	$75,000	$75,000
Rent	1,540	1,570
Professional fees	152,400	27,129
Consulting services	10,500	168,260
Other general and administrative	22,094	8,392
Total Operating Expenses	$161,534	$280,351

Operating expenses for the three months ended March 31, 2023, decreased by $123,818 or 45% as compared with the same period in 2022. The overall change in operating expenses is mainly due to the decrease in consulting services.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2023, we had cash on hand of approximately $1,585 and a working capital deficiency of approximately $13,932,000 compared to cash on hand of approximately $1,043, and a working capital deficiency of approximately $16,075,000 as of December 31, 2022. The decrease in working capital deficiency for the three months ended March 31, 2023, was the result of decrese in accrued expenses, of approximately $36,000, decrease in Convertible Notes Payable of approximately $664,000, decrease in Derivative liability of $382,000, decrease in, warrant liability of $1,019,000 and Due to officer of $42,000.

Working Capital Deficiency

Our working capital deficiency as of March 31, 2023, in comparison to our working capital deficiency as of December 31, 2022, can be summarized as follows:

	March 31	December 31,
	2023	2022
Current assets	$1,585	$1,043
Current liabilities	13,213,282	16,076,425
Working capital deficiency	$(13,211,697)	$(16,075,382)

Cash Flows

During the three months ended March 31, 2023, and 2022, our sources and uses of cash were as follows:

	Three Months Ended March 31
	2023	2022
Net cash (used in) operating activities	$(179,923)	$(119,773)
Net cash provided by (used in) investing activities	219,928	-
Net cash (used in) provided by financing activities	(39,463)	24,512
Increase (decrease) in cash	$542	$(95,261)

Operating Activities

Net cash used in operating activities was approximately $180,000 for the three months ended March 31, 2023, primarily due to amortization of dedt discount of approximately $216,000.

Investing Activities

During the three months ended March 31, 2023, and 2022 provided by investing activities was $219,92.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023, was $39,463 and $24,512 was provided in 2022, which was due to of proceeds from debt financings, offset by of repayments of convertible notes.

Recent Financing Arrangements and Developments During the Period

On February 3, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $103,750, due on February 3, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of March 31, 2023, and through the date of this report, the principal balance totaling $103,750.00 is outstanding.

On March 25, 2022, the Company and Sixth Street Lending LLC, entered into a security purchase agreement for a 12% Convertible Note in the aggregate principal of $258,638.00 due on March 25, 2023. The note is payable in 10-month installments of $28,967.45 beginning on May 15, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 75% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of March 31, 2023, and through the date of this report, the principal balance totaling $206,917 is outstanding.

On June 14, 2022, the Company and 1800 Diagonal Lending LLC, entered into a security purchase agreement for a 8% Convertible Note in the aggregate principal of $128,750, due on June 14, 2023. The note is convertible into shares of common stock of the Company. The conversion price is equal to the Variable Conversion price which is defined as 65% of the Market Price for the lowest two trading dates during a fifteen-day trading period ending on the latest complete trading date prior to the Conversion date. As of March 31, 2023, and through the date of this report, the principal balance totaling $128,750 is outstanding and in default see Note 10.

On August 18, 2022, the Company and GS Capital Partners LLC entered into a securities purchase agreement for a 10% convertible note in the aggregate principal of $172,000. A lump- sum interest payment for twelve (12) months shall be immediately due on the Issue date and shall be added to the principal balance and payable on the maturity date August 18, 2023. Principal payments shall be made in nine (9) installments each in the amount of $21,022.22 commencing on the one hundred twentieth(120th) day following the Issue date The holder has the right at any time to convert all or any part of the outstanding principal into shares of common stock of the Company. The conversion price shall be equal to 70% of the lowest intraday price during the 20 days preceding the conversion request. As of March 31, 2023, and through the date of this report, the principal balance totaling $172,000, is outstanding.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained losses and experienced negative cash flows from operations since inception, and for the three months ended March 31, 2023, it had a net income of approximately $590,000 which was mostly the result of the Change in Fair Value of Derivative liability of $1,136,000, the change in fair value of warrant liability offset by loss on conversion of notes payable of approximately $753,000. The Company used net cash of approximately $180,000 to fund operating activities at March 31, 2023 and had an accumulated deficit of approximately $ 54,200,000 and a working capital deficit of approximately $13,212,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. The Company has funded their activities to date almost exclusively from equity and debt financings.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $2,00,000 to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended March 31, 2023, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on June 9, 2023.

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended March 31, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2023. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of March 31, 2023, were not effective.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022, was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during the first quarter of 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on June 9, 2022, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended March 31, 2023, without registration under the Securities Act:

Convertible Notes Payable

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

GLOBAL DIGITAL SOLUTIONS, INC.

By:	/s/ William J. Delgado
William J. Delgado
Chief Executive Officer
Date:

By:	/s/ Jerome J. Gomolski
Jerome J. Gomolski
Chief Financial Officer
Date: